Form 10-Q
period 2015-01-31
AGILENT TECHNOLOGIES INC
filed 2015-03-10
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2015
COMMON STOCK, $0.01 PAR VALUE	335,810,297

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Net revenue:
Products	$815	$803
Services and other	211	205
Total net revenue	1,026	1,008
Costs and expenses:
Cost of products	395	382
Cost of services and other	118	116
Total costs	513	498
Research and development	88	88
Selling, general and administrative	310	298
Total costs and expenses	911	884
Income from operations	115	124
Interest income	2	2
Interest expense	(16)	(29)
Other income (expense), net	12	—
Income from continuing operations before taxes	113	97
Provision (benefit) for income taxes	11	(24)
Income from continuing operations	102	121
Income (loss) from discontinued operations (net of tax expense (benefit) of $(2) million and $20 million)	(30)	74
Net income	$72	$195

Net income per share - basic:
Income from continuing operations	$0.30	$0.37
Income (loss) from discontinued operations	(0.09)	0.22
Net income per share - basic	$0.21	$0.59

Net income per share - diluted:
Income from continuing operations	$0.30	$0.36
Income (loss) from discontinued operations	(0.09)	0.22
Net income per share - diluted	$0.21	$0.58

Weighted average shares used in computing net income per share:
Basic	336	333
Diluted	338	338

Cash dividends declared per common share	$0.100	$0.132

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014

Net income	$72	$195
Other comprehensive income (loss):
Unrealized loss on investments, net of tax benefit of $0 and $1	—	(3)
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $(3) and $1	7	(2)
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) benefit of $1 and $(1)	(3)	—
Foreign currency translation, net of tax benefit of $6 and $5	(265)	(55)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $(2) and $(4)	4	13
Change in net prior service benefit, net of tax benefit of $2 and $4	(2)	(8)
Other comprehensive loss	(259)	(55)
Total comprehensive income (loss)	$(187)	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,118	$2,218
Accounts receivable, net	615	626
Inventory	560	574
Other current assets	361	261
Current assets of discontinued operations	—	1,821
Total current assets	3,654	5,500
Property, plant and equipment, net	610	631
Goodwill	2,352	2,507
Other intangible assets, net	559	649
Long-term investments	90	96
Other assets	254	283
Non-current assets of discontinued operations	—	1,165
Total assets	$7,519	$10,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$257	$302
Employee compensation and benefits	183	228
Deferred revenue	278	260
Other accrued liabilities	210	289
Current liabilities of discontinued operations	—	623
Total current liabilities	928	1,702
Long-term debt	1,658	1,663
Retirement and post-retirement benefits	194	209
Other long-term liabilities	499	522
Long-term liabilities of discontinued operations	—	1,434
Total liabilities	3,279	5,530
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 609 million shares at January 31, 2015 and 608 million shares at October 31, 2014 issued	6	6
Treasury stock at cost; 273 million shares at January 31, 2015 and 273 million shares at October 31, 2014	(9,813)	(9,807)
Additional paid-in-capital	8,957	8,967
Retained earnings	5,348	6,466
Accumulated other comprehensive loss	(261)	(334)
Total stockholders' equity	4,237	5,298
Non-controlling interest	3	3
Total equity	4,240	5,301
Total liabilities and equity	$7,519	$10,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net income	$72	$195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68	96
Share-based compensation	22	36
Excess tax benefit from share-based plans	—	(3)
Deferred taxes	(7)	(5)
Excess and obsolete inventory related charges	4	11
Other non-cash expenses, net	3	6
Changes in assets and liabilities:
Accounts receivable	(15)	40
Inventory	(5)	(33)
Accounts payable	(39)	(1)
Employee compensation and benefits	(34)	(62)
Other assets and liabilities	(89)	(86)
Net cash provided by (used in) operating activities	(20)	194

Cash flows from investing activities:
Investments in property, plant and equipment	(32)	(45)
Change in restricted cash and cash equivalents, net	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	—	(2)
Net cash used in investing activities	(31)	(47)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	8	73
Payment of dividends	(34)	(44)
Excess tax benefit from share-based plans	—	3
Transfer of cash and cash equivalents to Keysight inc.	(796)	—
Treasury stock repurchases	(6)	(100)
Net cash used in financing activities	(828)	(68)

Effect of exchange rate movements	(31)	(12)

Net increase (decrease) in cash and cash equivalents	(910)	67

Change in cash and cash equivalents within current assets of discontinued operations	810	—

Cash and cash equivalents at beginning of period	2,218	2,675
Cash and cash equivalents at end of period	$2,118	$2,742
 The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that includes instruments, software, services and consumables for the entire laboratory workflow.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.

Keysight Separation. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-Q. See "Basis of Presentation".

New Segment Structure. In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemicals analysis businesses. Financial reporting under this new structure is included within this report on Form 10-Q and historical financial segment information has been recast to conform to this new presentation within our financial statements.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2015 and 2014 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated balance sheet as of January 31, 2015 and October 31, 2014, condensed consolidated statement of comprehensive income for the three months ended January 31, 2015 and 2014, condensed consolidated statement of operations for the three months ended January 31, 2015 and 2014, and condensed consolidated statement of cash flows for the three months ended January 31, 2015 and 2014.

The prior year results of operations and the prior year end financial position of Keysight are included in the consolidated financial statements of Agilent and reported as discontinued operations. The prior year statement of comprehensive income and prior year statement of cash flows have not been adjusted to reflect the effect of the separation of Keysight. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to our continuing operations.

Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, restructuring and accounting for income taxes.

Update to Significant Accounting Policies. For the stock option and long term performance plan grants in 2015 we are now using a volatility measure derived from a selection of our peer companies.  In prior periods, we used Agilent stock historical volatility. We now consider this method to not be reflective of our future volatility due to the separation of Keysight. See Note 4, "Share-based compensation" for additional information. There have been no other material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $45 million and $53 million as of January 31, 2015 and October 31, 2014, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure which consisted of one segment: chemical analysis and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our annual goodwill impairment testing in 2015, we will assess for potential impairment of goodwill on our new reporting units resulting from our reorganization. In the three months ended January 31, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill therefore there was no impairment of goodwill during the three months ended January 31, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three months ended January 31, 2015 and January 31, 2014.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements as described our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 except for the following:

In April 2014, the FASB issued amendments to the guidance on discontinued operations. The guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new guidance is effective for Agilent prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after November 1, 2016.

The disclosure of Keysight meets the definition of a discontinued operation under both the existing and amended accounting guidance.

In January 2015 FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In February 2015, FASB issued an amendment to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  We are evaluating the impact of adopting this guidance to our consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

 3. DISCONTINUED OPERATIONS

On September 19, 2013, Agilent announced its intention to separate its electronic measurement business, Keysight, which was previously a separate reportable segment, into a stand-alone publicly traded company. Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common stock of Keysight to Agilent stockholders, who received one share of Keysight common stock for every two shares of Agilent common stock held as of the close of business on the record date, October 22, 2014. The separation agreement ensures that Keysight had approximately $700 million of total cash immediately following distribution.

The historical results of operations and statement of financial position of Keysight have been presented as discontinued operations in the condensed consolidated financial statements and prior periods have been restated. Discontinued operations include results of Keysight's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Agilent to Keysight. Discontinued operations also includes other costs incurred by Agilent to separate Keysight. These costs include transaction charges, advisory and consulting fees and information system expenses.

The following table summarizes results from discontinued operations of Keysight included in the condensed consolidated statement of operations:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Net revenue	$—	$671
Costs and expenses	32	577
Operating income (loss)	(32)	94
Other income (expense), net	—	—
Income (loss) from discontinued operations before tax	(32)	94
Provision (benefit) for income taxes	(2)	20
Net income (loss) from discontinued operations	$(30)	$74

Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $32 million and $18 million for the three months ended January 31, 2015 and 2014, respectively. In the three months ended January 31, 2015 only those costs incurred to effect the separation have been included. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

The following table presents Agilent's electronic measurement business assets and liabilities removed from the condensed consolidated balance sheet as of November 1, 2014 and presented as discontinued operations as of October 31, 2014:

October 31, 2014
(in millions)
Assets:
Cash	$810
Accounts receivable	357
Inventory	498
Other current assets	156
Current assets of discontinued operations	1,821
Property, plant and equipment	470
Goodwill	392
Other intangibles	18
Long-term investments	63
Other assets	222
Non-current assets of discontinued operations	1,165
Total assets of discontinued operations	$2,986
Liabilities:
Accounts payable	$173
Employee compensation and benefits	167
Deferred revenue	175
Other accrued liabilities	108
Current liabilities of discontinued operations	623
Long-term debt	1,099
Retirement and post-retirement benefits	213
Other long-term liabilities	122
Long-term liabilities of discontinued operations	1,434
Total liabilities of discontinued operations	$2,057

In addition, $332 million of accumulated other comprehensive loss, net of income taxes, primarily related to pension and other postretirement benefits plans and currency translation was also transferred to Keysight together with $28 million of additional paid in capital related to share based compensation windfall tax benefits. The removal of Keysight net assets and equity related adjustments is presented as a reduction in Agilent's retained earnings and represents a non cash financing activity excluding cash transferred. As of January 31, 2015, the net receivable balance due to Agilent from Keysight was $62 million related to excess cash and other pre-separation receivables per the Separation and Distribution Agreement and is included within the balance sheet of Agilent continuing operations. Excess cash represents the amount by which Agilent over-funded Keysight at distribution and is repayable to Agilent in accordance with the Separation and Distribution Agreement. In February  2015, substantially all balances due to Agilent have been settled by Keysight. See Note 5 “Income Taxes” for tax implications of the distribution and Note 4 “Share Based Compensation” for changes to share based compensation awards as a result of the distribution of Keysight.

In order to effect the separation and govern our relationship with Keysight after the separation, we entered into a Separation and Distribution Agreement and other agreements including a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement. The Separation and Distribution Agreement governs the separation of the electronic measurement business, the transfer of assets and other matters related to our relationship with Keysight.

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Keysight and Agilent with respect to taxes, tax attributes, tax returns, tax proceedings and certain other tax matters.

The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of Keysight and Agilent, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of Keysight will no longer participate in benefit plans sponsored or maintained by Agilent. In addition, the Employee Matters Agreement provides that each of the parties will be responsible for their respective former and current employees and compensation plans for such current employees.

Under the terms of the Transition Services Agreement, we agreed to provide administrative, site services, information technology systems and various other corporate and support services to Keysight over the period of 12-18 months after the separation on a cost or cost-plus basis. The most significant component of the service income is the provision of IT services which we anticipate will be largely completed by the end of the second quarter of 2015. In total we expect to receive income for all services provided to Keysight of approximately $12 million. In addition, Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.  In the three months ended January 31, 2015 other income (expense), net includes $11 million of income in respect of the provision of services to, and lease income from, Keysight.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Cost of products and services	$5	$6
Research and development	2	4
Selling, general and administrative	15	14
Share-based compensation expense in continuing operations	$22	$24
Share-based compensation expense in discontinued operations	—	13
Total share-based compensation expense	$22	$37

At January 31, 2015 and October 31, 2014, there was no share-based compensation capitalized within inventory. For the three months ended January 31, 2015 and 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	1.8%	1.7%
Dividend yield	1%	1%
Weighted average volatility	28%	39%
Expected life	5.5 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	25%	36%
Volatility of selected peer-company shares	12%-57%	13%-57%
Price-wise correlation with selected peers	37%	47%

In connection with the separation of Keysight on November 1, 2014 and in accordance with the Employee Matters Agreement we made certain adjustments to the exercise price and number of our share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Exercisable and non-exercisable stock options converted to those of the entity where the employee is working post-separation. Restricted stock units awards and long-term performance plan grants were adjusted to provide holders restricted stock units and long-term performance plan grants in the company that employs such employee following the separation. These adjustments to our stock-based compensation awards did not have a material impact on compensation expense.

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in fiscal 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies.   For the volatility of our 2015 LTPP grants, we used the 3 year average historical stock price volatility of a group of our peer companies.   We believe our historical volatility prior to the separation of Keysight is no longer relevant to use.   For the grants of options and LTPP prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock over the most recent historical period equivalent to the expected life of the stock options and LTPP.

In developing our estimated life of our employees' stock options of 5.5 years, we considered the separation of Keysight and the historical option exercise behavior for our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior.

The estimated fair value of restricted stock unit awards is determined based on the market price of Agilent’s common stock on the date of grant adjusted for expected dividend yield. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 9.3 percent and (24.7) percent for the three months ended January 31, 2015 and 2014, respectively. The income tax expense was $11 million for the three months ended January 31, 2015 and an income tax benefit of $24 million for the three months ended January 31, 2014.

The income tax provision from continuing operations for the three months ended January 31, 2015 included a net discrete tax benefit of $12 million. Current period items included in this total are $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $3 million of other discrete tax expense items. In addition, the net discrete benefit included out of period adjustments for a $13 million tax benefit related to a tax rate change in Denmark and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return. These corrections are not considered to be material to current or prior periods. The income tax provision for the three months ended January 31, 2014 included a net discrete benefit of $50 million due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. offset by the recognition of tax expense related to the repatriation of dividends to the U.S.

On November 1, 2014, Agilent transferred deferred tax assets of $238 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $61 million principally related to additional foreign earnings that were recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Numerator:
Income from continuing operations	$102	$121
Income (loss) from discontinued operations	(30)	74
Net income	$72	$195
Denominator:
Basic weighted-average shares	336	333
Potential common shares— stock options and other employee stock plans	2	5
Diluted weighted-average shares	338	338

In connection with the separation of Keysight on November 1, 2014 and in accordance with the Employee Matters Agreement we made certain adjustments to the exercise price and number of our share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Exercisable and non-exercisable stock options, restricted stock grants, and long-term performance plan grants were converted to those of the entity where the employee is working post-separation and were adjusted to retain the intrinsic value of the awards prior to separation. These adjustments to our share-based awards did not have a material impact on our dilutive weighted average shares.

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2015 and 2014, 1.3 million options and zero options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three months ended January 31, 2015 and 2014, no additional options to purchase shares were excluded from the calculation of diluted earnings per share.

7. INVENTORY

	January 31, 2015	October 31, 2014
	(in millions)
Finished goods	$356	$366
Purchased parts and fabricated assemblies	204	208
Inventory	$560	$574

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2015:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2014	$668	$1,345	$494	$2,507
Foreign currency translation impact	(11)	(136)	(8)	(155)
Goodwill as of January 31, 2015	$657	$1,209	$486	$2,352

The components of other intangibles as of January 31, 2015 and October 31, 2014 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Purchased technology	$880	$475	$405
Trademark/Tradename	167	52	115
Customer relationships	368	257	111
Total amortizable intangible assets	1,415	784	631
In-Process R&D	18	—	18
Total	$1,433	$784	$649
As of January 31, 2015:
Purchased technology	848	503	345
Trademark/Tradename	157	55	102
Customer relationships	362	269	93
Total amortizable intangible assets	1,367	827	540
In-Process R&D	19	—	19
Total	$1,386	$827	$559

During the three months ended January 31, 2015, there were no additions to goodwill and there were no additions to other intangible assets. During the three months ended January 31, 2015, other intangible assets decreased $47 million, due to the impact of foreign exchange translation.

During the three months ended January 31, 2014, there were no additions to goodwill or to other intangible assets. We also transferred $4 million from in-process R&D to purchased technology in the three months ended January 31, 2014, as projects were completed.

Amortization of intangible assets was $43 million and $49 million for the three months ended January 31, 2015 and 2014, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $115 million for the remainder of 2015, $133 million for 2016, $93 million for 2017, $61 million for 2018, $46 million for 2019, $36 million for 2020, and $56 million thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 were as follows:

		Fair Value Measurement at January 31, 2015 Using
	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,649	$1,649	$—	$—
Derivative instruments (foreign exchange contracts)	26	—	26	—
Long-term
Trading securities	33	33	—	—
Available-for-sale investments	—	—	—	—
Total assets measured at fair value	$1,708	$1,682	$26	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$19	$—	$19	$—
Long-term
Deferred compensation liability	33	—	33	—
Total liabilities measured at fair value	$52	$—	$52	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,117	$1,117	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,162	$1,152	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$39	$—	$39	$—

Our money market funds and trading securities investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

Trading securities and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income.

Impairment of Investments. There were no impairments for investments for the three months ended January 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2015 and 2014, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2015 and 2014, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2015, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at January 31, 2015 was $2 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at January 31, 2015 was $21 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three months ended January 31, 2015 and 2014 was not significant. For the three months ended January 31, 2015 and 2014 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2015, was $6 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2015.

There were 53 foreign exchange forward contracts and 3 foreign exchange option contracts open as of January 31, 2015 and designated as cash flow hedges. There were 160 foreign exchange forward contracts open as of January 31, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2015 were as follows:

	Derivatives in Cash Flow Hedging Relationships		Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Option Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(48)	$—	$149	$(55)
British Pound	(17)	—	1	(7)
Canadian Dollar	(29)	—	—	(3)
Australian Dollar	3	—	19	(2)
Malaysian Ringgit	—	—	(3)	—
Japanese Yen	(49)	(12)	(9)	(4)
American Dollar	—	—	—	52
Other	(8)	—	(2)	—
Totals	$(148)	$(12)	$155	$(19)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2015	October 31, 2014	Balance Sheet Location	January 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$15	$9	Other accrued liabilities	$1	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$11	$1	Other accrued liabilities	$18	$3
Total derivatives	$26	$10		$19	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$10	$(3)
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$4	$(1)
Derivatives not designated as hedging instruments:
Loss recognized in other income (expense)	$(13)	$(1)

The estimated amount of existing net gain at January 31, 2015 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $15 million.

11.   EXIT OF NMR BUSINESS

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our NMR product line within our life sciences and applied markets segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. As of January 31, 2015, approximately 200 employees are pending termination under the above actions.

A summary of total “NMR” restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Special Charges Related to Inventory and Others	Total
	(in millions)
Balance as of October 31, 2014	$14	$3	$17
Income statement expense	1	2	3
Inventory charges	—	(1)	(1)
Cash payments	(3)	—	(3)
Balance as of January 31, 2015	$12	$4	$16

The restructuring and other special accruals related to the NMR closure, which totaled $16 million at January 31, 2015, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

12. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

In connection with the separation of Keysight on November 1, 2014, Agilent transferred certain liabilities and assets of the U.S. and Non-U.S. defined benefit pension plans, and U.S. Post-Retirement Benefit Plans to similar plans created for Keysight employees as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Fair value of plan assets transferred to Keysight	$491	$1,318	$187
Benefit obligation transferred to Keysight	$514	$1,429	$206

Plan Amendments. Effective November 1, 2014, Agilent’s U.S. defined benefit retirement plan closed to new entrants including new employees, new transfers to the U.S. payroll and rehires. These employees are instead eligible for an enhanced 6 percent employer match in the Agilent 401(k) plan.   In addition, any new employee hired on or after November 1, 2014, is not eligible to participate in the retiree medical plans upon retiring. Current eligible employees will continue to participate in the U.S. defined benefit retirement plan and retiree medical programs in place today and will remain eligible for the 401(k) plan with the current 4 percent employer match.  Retirees will maintain the retirement benefits and retiree medical benefits they are eligible for today.

Components of net periodic costs. For the three months ended January 31, 2015 and 2014, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$6	$12	$4	$9	$1	$1
Interest cost on benefit obligation	4	8	6	18	1	3
Expected return on plan assets	(7)	(16)	(11)	(29)	(2)	(5)
Amortization:
Actuarial losses	1	—	7	11	1	3
Prior service cost	(1)	(3)	—	—	(3)	(9)
Total net plan costs	$3	$1	$6	$9	$(2)	$(7)
Summary of net plan costs:
Continuing operations	3	—	6	6	(2)	(4)
Discontinued operations	—	1	—	3	—	(3)
Total net plan costs	$3	$1	$6	$9	$(2)	$(7)

We contributed zero to our U.S. defined benefit plans during the three months ended January 31, 2015. We contributed $5 million to our non-U.S. defined benefit plans during the three months ended January 31, 2015.

We contributed zero to our U.S. defined benefit plans during the three months ended January 31, 2014. We contributed $7 million to our non-U.S. defined benefit plans during the three months ended January 31, 2014.

We expect to contribute $15 million to our U.S. defined benefit plans during the remainder of 2015 and we expect to contribute $21 million to our non-U.S. defined benefit plans during the remainder of 2015.

13. WARRANTIES AND CONTINGENCIES

Warranties

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our condensed consolidated balance sheet. Our standard warranty terms typically extend to one year from the date of delivery, depending on the product.

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Beginning balance as of November 1	$30	$31
Accruals for warranties including change in estimate	10	12
Settlements made during the period	(11)	(13)
Ending balance as of January 31	$29	$30

Accruals for warranties due within one year	$26	$26
Accruals for warranties due after one year	3	4
Ending balance as of January 31	$29	$30

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

14. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014 Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. As of January 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2015.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. No borrowings were outstanding under the facility as of January 31, 2015.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2015			October 31, 2014
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$2	$102	$100	$3	$103
2020 Senior Notes	499	21	520	499	22	521
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$23	$1,619	$1,596	$25	$1,621

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2015 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2015 and October 31, 2014 are detailed above.

Other Debt

As of January 31, 2015 and October 31, 2014, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $39 million and $42 million, respectively, aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million. For the three months ended January 31, 2014, 2 million shares were repurchased for $100 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2015, we paid cash dividends of $0.100 per common share or $34 million on the company's common stock. During the three months ended January 31, 2014, we paid cash dividends of $0.132 per common share or $44 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the three months ended January 31, 2015 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2014	$17	$156	$255	$(771)	$9	$(334)
Transfer to Keysight	(17)	(9)	(83)	444	(3)	332
Balance after transfer to Keysight	—	147	172	(327)	6	(2)

Other comprehensive income (loss) before reclassifications	—	(271)	—	(3)	10	(264)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(4)	9	(4)	1

Tax (expense) benefit	—	6	2	(2)	(2)	4

Other comprehensive income (loss)	—	(265)	(2)	4	4	(259)

As of January 31, 2015	$—	$(118)	$170	$(323)	$10	$(261)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2015 and 2014 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)		statement of operations

	Three Months Ended
	January
	2015	2014

Unrealized gains and (losses) on derivatives	$4	$(1)	Cost of products
	4	(1)	Total before income tax
	(1)	1	(Provision)/benefit for income tax
	3	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(9)	(17)
Prior service benefit	4	12
	(5)	(5)	Total before income tax
	—	—	(Provision)/benefit for income tax
	(5)	(5)	Total net of income tax

Total reclassifications for the period	$(2)	$(5)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12 "Retirement Plans and Post Retirement Pension Plans").

17. SEGMENT INFORMATION

Description of segments. We are a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow. In the first fiscal quarter of 2015, we completed the separation of our electronic measurement business. See Note 3 "Discontinued Operations" for further information.
In November 2014, we announced a change in organizational structure designed to better serve our customers. Our new structure reflects our strategy to focus our expertise on the market segments we serve and utilize our resources to offer product solutions to address our customer needs. The new operating structure ensures that we are able to respond to market demand while reducing costs through increased efficiencies. As a result, our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business merged to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined and includes the nucleic acid solutions division of our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses. The historical financial segment information has been recast to conform to this new presentation.
Following this reorganization, Agilent has three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business each of which comprises a reportable segment. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; X-Ray Diffraction systems; vacuum pumps and measurement technologies.
Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, the former Dako business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as NGS target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical GMP conditions for use as APIs (Active Pharmaceutical Ingredients) in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, real estate, insurance services, information technology services, treasury, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our electronic measurement business, but not classified within discontinued operations, were not reallocated to our other segments. These charges are presented below as a component of the reconciliation between segments' income from operations and Agilent's income from continuing operations and are classified as unallocated corporate charges. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, restructuring and transformational expenses, acquisition and integration costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended January 31, 2015:
Total net revenue	$547	$148	$331	$1,026
Income from operations	$107	$1	$68	$176
Three months ended January 31, 2014:
Total net revenue	$537	$157	$314	$1,008
Income from operations	$105	$19	$69	$193

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2015	2014
	(in millions)
Total reportable segments’ income from operations	$176	$193
Restructuring (expense) reversals and business exit costs	(3)	2
Acceleration of share-based compensation related to workforce reduction	(1)	—
Transformational initiatives	(12)	(3)
Amortization of intangibles	(43)	(49)
Acquisition and integration costs	(1)	(6)
Pre-separation costs	—	(2)
Other	(1)	(1)
Interest income	2	2
Interest expense	(16)	(29)
Other income (expense), net	12	—
Unallocated corporate charges	—	(10)
Income from continuing operations before taxes, as reported	$113	$97

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of January 31, 2015	$2,407	$2,893	$1,065	$6,365
As of October 31, 2014	$2,209	$2,887	$1,031	$6,127

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our capital expenditures, our contributions to our pension plans, our cost-control activities, timing of savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, post-separation expenses, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that includes instruments, software, services and consumables for the entire laboratory workflow.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-Q.

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemical analysis businesses. Financial reporting under this new structure is included within this report on Form 10-Q and historical financial segment information has been recast to conform to this new presentation within our financial statements.

Total orders for the three months ended January 31, 2015 increased 2 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015, had an unfavorable impact of approximately 4 percentage points when compared to the same period last year. For the three months ended January 31, 2015, life sciences and applied markets orders were flat, diagnostics and genomics orders increased 1 percent and Agilent CrossLab orders increased 5 percent when compared to the same period last year.

Net revenue of $1,026 million for the three months ended January 31, 2015 increased 2 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of approximately 4 percentage points when compared to the same period last year.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue grew 2 percent in the life sciences and applied markets business for the three months ended January 31, 2015 when compared to the same period last year. Increased revenue in the three months ended January 31, 2015 was the result of growth in most customer end-markets with strength within all life sciences markets. There was also revenue growth in the applied markets led by food and environmental offset by a decline in forensics.

The diagnostics and genomics business is comprised of three areas of activity. First, the former Dako company is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue decreased 6 percent within the diagnostics and genomics business in the three months ended January 31, 2015, when compared to the same period last year, with the businesses experiencing manufacturing issues which resulted in a decline in revenue generated across a number of markets.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent cross lab increased 5 percent in the three months ended January 31, 2015 when compared to the same period last year. Revenue increased in all markets led by strong performance in pharmaceutical and biotechnology and food markets in the three months ended January 31, 2015 when compared to the same period last year.

Net income from continuing operations for the three months ended January 31, 2015 was $102 million compared to $121 million for the corresponding period last year. In the three months ended January 31, 2015, cash outflow from operations was $20 million. For the three months ended January 31, 2015 cash flow from operations was negatively impacted by separation related expenses, transformational and restructuring expenses and additional income tax payments related to the separation.

For the three months ended January 31, 2015, cash dividends of $34 million were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million.

We have introduced an improvement initiative to transform a number of the company's operations. It is expected that these actions, including the previously announced NMR restructuring program, will produce savings of approximately $50 million in total in 2015.

Looking forward, we expect to focus on organic growth within the analytical laboratory market by continuing to bring innovative new product offerings and to expand our laboratory-wide services and consumables. The strength in analytical laboratory is also expected to drive growth in genomics, clinical research and diagnostics markets. We anticipate that the strong U.S. dollar will continue to have an unfavorable impact on our performance for the near future. However, we are confident that our commitment to provide value driven solutions for our customers and our focus on our target market segments will help counter those currency headwinds.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, restructuring, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. A number of our critical accounting policies are described in the following paragraphs. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Share-based compensation. Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in fiscal 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies. We believe our historical volatility prior to the separation of Keysight is no longer relevant.   For the grants of options prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of 5.8 years. A 10 percent increase in our estimated volatility from 28 percent to 38 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 31 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure which consisted of one segment: chemical analysis and two reporting units under the life sciences and diagnostics segment. The first of these two reporting units related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our annual goodwill impairment testing in 2015, we will assess for potential impairment of goodwill on our new reporting units resulting from our reorganization. In the three months ended January 31, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill therefore there was no impairment of goodwill during the three months ended January 31, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three months ended January 31, 2015 and January 31, 2014.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Exit of NMR Business

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and diagnostics segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. The exit of the NMR business is expected to result in a positive impact of approximately $15 million in operating profit in fiscal year 2015. As of January 31, 2015, approximately 200 employees are pending termination under the above actions and approximately $5 million was paid to date under these restructuring activities.

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

Results from Operations

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Orders	$995	$979	2%
Net revenue:
Products	$815	$803	1%
Services and other	211	205	3%
Total net revenue	$1,026	$1,008	2%

Total orders for the three months ended January 31, 2015 increased 2 percent compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015, had an unfavorable impact of approximately 4 percentage points when compared to the same period last year. For the three months ended January 31, 2015, life sciences and applied markets orders were flat, diagnostics and genomics orders increased 1 percent and Agilent CrossLab orders increased 5 percent when compared to the same period last year.

Net revenue of $1,026 million for the three months ended January 31, 2015 increased 2 percent when compared to the same period last year.  Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of approximately 4 percentage points when compared to the same period last year.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue grew 2 percent in the life sciences and applied markets business for the three months ended January 31, 2015 when compared to the same period last year. Increased revenue in the three months ended January 31, 2015 was the result of growth in most customer end-markets with strength within all life sciences markets. There was also revenue growth in the applied markets led by food and environmental offset by a decline in forensics.

The diagnostics and genomics business is comprised of three areas of activity. First, the former Dako company is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue decreased 6 percent within the diagnostics and genomics business in the three months ended January 31, 2015, when compared to the same period last year, with the businesses experiencing manufacturing issues which resulted in a decline in revenue generated across a number of markets.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent cross lab increased 5 percent in the three months ended January 31, 2015 when compared to the same period last year. Revenue increased in all markets led by strong performance in pharmaceutical and biotechnology and food markets in the three months ended January 31, 2015 when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 3 percent in the three months ended January 31, 2015 compared to the same period last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased in the three months ended January 31, 2015 when compared to the same periods last year due to increased instrument service contract renewals and laboratory productivity services.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
Total gross margin	50.0%	50.6%	(1)ppt
Operating margin	11.2%	12.3%	(1)ppt

(in millions)
Research and development	$88	$88	—%
Selling, general and administrative	$310	$298	4%

Total gross margins for the three months ended January 31, 2015 decreased 1 percentage point when compared to the same period last year. Gross margins in our life sciences and applied markets business were flat with increases due to volume and product mix offset by higher discounts and the impact of unfavorable currency movements. Gross margins within the diagnostics and genomics businesses reduced due to lower volume, higher regulation remediation costs and higher wages. Within our Agilent CrossLab business gross margins improved due to volume increases, product mix and lower supplier costs. Operating margins declined 1 percentage point in the three months ended January 31, 2015 when compared to the same period last year. Operating margins within our life sciences and applied markets business were flat with increased revenue offset by higher expenses. Lower operating margins were reported within our diagnostics and genomics business due to lower volume and lower gross margins and our Agilent CrossLab business operating margins declined slightly due increased costs.

Research and development expenses were flat in the three months ended January 31, 2015 compared to the same period last year. R&D expenditure decreased due to the impact of favorable currency movements and delays in hiring replacement personnel and was offset by wage increases and costs associated with business improvement initiatives and additional exit costs related to the NMR business. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 4 percent for the three months ended January 31, 2015 compared to the same period last year. Selling, general and administrative expenditure increased mostly due to wage increases, higher commissions and costs associated with business improvement initiatives.

At January 31, 2015, our headcount was approximately 11,700 as compared to approximately 11,400 at January 31, 2014.

Other income (expense)

In the three months ended January 31, 2015 other income (expense), net includes $11 million of income in respect of the provision of certain IT and site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.

Income Taxes

The company’s effective tax rate from continuing operations was 9.3 percent and (24.7) percent for the three months ended January 31, 2015 and 2014, respectively. The income tax expense was $11 million for the three months ended January 31, 2015 and an income tax benefit of $24 million for the three months ended January 31, 2014.

The income tax provision from continuing operations for the three months ended January 31, 2015 included a net discrete tax benefit of $12 million. Current period items included in this total are $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $3 million of other discrete tax expense items. In addition, the net discrete benefit included out of period adjustments for a $13 million tax benefit related to a tax rate change in Denmark and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return. These corrections are not considered to be material to current or prior periods. The income tax provision for the three months ended January 31, 2014 included a net discrete benefit of $50 million due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. offset by the recognition of tax expense related to the repatriation of dividends to the U.S.

On November 1, 2014, Agilent transferred deferred tax assets of $238 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $61 million principally related to additional foreign earnings that were recognized in conjunction with the settlement. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

Segment Overview

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business merged to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemical analysis businesses. Financial reporting under this new structure is included within this report on form 10-Q and historical financial segment information has been recast to conform to this new presentation within in our financial statements.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; X-Ray Diffraction systems; vacuum pumps and measurement technologies.

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Orders	$488	$489	—
Net revenue	$547	$537	2%

Life sciences and applied markets business orders for the three months ended January 31, 2015, were flat when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of 3 percentage points on order growth when compared to the same period last year. Orders were flat year-over-year on strength in LC, informatics, and mass spectrometry products entirely offset by the decline in NMR orders due to the exit from that business, as well as lower demand in vacuum, GC and ICP-MS products. Geographically, orders grew 1 percent in the Americas, grew 2 percent in Europe, declined 24 percent in Japan, and grew 2 percent in Asia Pacific excluding Japan for the three months ended January 31, 2015 when compared to the same period last year. The decline in Japan was driven by continued delays in the release of supplemental government budget funding; along with unfavorable currency impact of 11 percentage points on orders. In China, we saw strong growth on increased demand from food and environmental customers compared to the same period last year.
Life sciences and applied markets business revenue for the three months ended January 31, 2015, increased 2 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of 3 percentage points on revenue growth compared to the same period last year. Revenue improvement reflected moderate growth across most product platforms. Geographically, revenue grew 2 percent in the Americas, grew 3 percent in Europe, declined 14 percent in Japan, and grew 5 percent in Asia Pacific excluding Japan compared to the same period last year. Excluding the impact of currency, we saw good growth in the Americas, Europe and China from a continuation of improved pharmaceutical spend, steady funding for large capital equipment in life science research and stable growth from products in food markets. Currency was a major factor in Japan’s results, accounting for 12 percentage points of the decline.
Our life sciences markets continued to see ongoing strength in the pharmaceutical and biotechnology markets led by growth in technology refreshes, new product uptake, and demand in mid-to-small size pharmaceutical. In life science research market, improved funding in academic research in Europe and China helped to drive growth. The applied markets held steady with relatively little growth. We saw an increase in the food and environmental markets, offset by a decline in forensics and chemical and energy markets were flat. Food markets grew over last year as governments and major food manufacturers manage the challenges of a complex global food supply and public food safety demands. Our environmental market growth was driven by China’s continued focus on existing environmental regulations. Weakness in our forensics markets reflected delayed capital spending from uncertainty in state and federal budgets. The chemical and energy market was flat as the industry responds to a greater than expected drop in oil prices.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
Gross margin	56.1%	56.2%	—
Operating margin	19.6%	19.6%	—

(in millions)
Research and development	$50	$53	(6)%
Selling, general and administrative	$150	$144	4%

Gross margins for products and services for the three months ended January 31, 2015, remained relatively flat when compared to the same period last year. Favorable volume and product mix were offset by higher discounts and unfavorable currency impacts.
Research and development expenses for the three months ended January 31, 2015, decreased 6 percent compared to the same period last year. The decrease was primarily driven by favorable currency impacts and the decline in NMR product research and development expenses due to the exit from that business, partially offset by higher infrastructure expenses and wage increases.
Selling, general and administrative expenses for the three months ended January 31, 2015, increased 4 percent compared to the same period last year. The increase was due to higher infrastructure expenses, wage increases, and higher commissions, partially offset by favorable currency impacts and reduced discretionary spending.
Operating margins for products and services for the three months ended January 31, 2015, were flat when compared to the same period last year on higher revenue offset by increased operating expenses.
Income from Operations

Income from operations for the three months ended January 31, 2015, increased $2 million on a corresponding revenue increase of $10 million. The resultant year-over-year operating margin incremental was 17 percent. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

Diagnostics and Genomics

Diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, the former Dako business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as NGS target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical GMP conditions for use as APIs (Active Pharmaceutical Ingredients) in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Orders	$158	$156	1%
Net revenue	$148	$157	(6)%

Diagnostics and genomics business orders for the three months ended January 31, 2015 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of 5 percentage points compared to the same period last year. Geographically, orders in Europe grew 2 percent (in local currency, Europe grew strongly by 10 percent) mainly due to demand in CGH microarrays from larger accounts in genomics. Americas grew 7 percent due to strong growth in our nucleic acid business. Asia Pacific excluding Japan decreased 1 percent (in local currency grew 2 percent), with India and China both showing solid growth. Japan decreased 25 percent due to continued weakness across our portfolio (including an unfavorable currency impact of 11 percentage points) due to its current macroeconomic situation and related government budget constraints.
Diagnostics and genomics business revenue for the three months ended January 31, 2015, decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2015 had an unfavorable impact of 5 percentage points compared to the same period last year. The revenue performance reflected weakness in pathology, genomics and nucleic acid businesses partially offset by strength in companion diagnostics. Geographically, Americas decreased 6 percent, Europe decreased 1 percent, Japan decreased 26 percent (including 10 percentage points of unfavorable currency impact), and Asia Pacific excluding Japan decreased 5 percent.
Our diagnostics and clinical market performance was below the industry and competition growth which is estimated in the mid to high single digits due to manufacturing issues addressed towards the end of the three months ended January 31, 2015. Within the clinical market, demand for higher resolution and higher complexity molecular tests in constitutional and cancer applications grew, resulting in high uptake of our SureSelect Exomes and CGH microarrays, which are progressively replacing simpler tests. The China Food and Drug Administration approved the SureScan Dx microarray scanner which is in line with our clinical strategy to bring array CGH (aCGH) into routine clinical labs.
Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and we continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
Gross margin	48.9%	58.3%	(9) ppts
Operating margin	0.5%	12.3%	(12) ppts

(in millions)
Research and development	$20	$22	(8)%
Selling, general and administrative	$51	$50	2%

Gross margins for products and services for the three months ended January 31, 2015, decreased 9 percentage points when compared to the same period last year. The reduction was driven by higher costs to address the FDA warning letter, higher infrastructure costs and wage increases on a lower revenue volume.

Research and development expenses for the three months ended January 31, 2015, decreased 8 percent compared to the same period last year. This decline was mainly due to favorable currency movements and intentional delayed hiring.
Selling, general and administrative expenses for the three months ended January 31, 2015, increased 2 percent compared to the same period last year. The increase was mainly due to higher infrastructure expenses and wage increases, partially offset by a favorable currency impact.
Operating margins for products and services for the three months ended January 31, 2015, decreased 12 percentage points compared to the same period last year. The main reason for the decrease was due to lower revenue and gross margins.
Income from Operations

Income from operations for the three months ended January 31, 2015, decreased $18 million on a corresponding revenue decrease of $9 million, a 203 percent year-over-year operating margin decremental due to lower revenues and gross margins performance.

Agilent CrossLab

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Orders and Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
	(in millions)
Orders	$349	$334	5%
Net revenue	$331	$314	5%

Agilent CrossLab business orders for the three months ended January 31, 2015, increased 5 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 4 percentage points when compared to the same period last year. Orders grew across nearly all CrossLab product lines and services, with an especially strong order growth from LC columns, supplies, instrument services and enterprise services. Geographically, orders declined 10 percent in Japan (grew 4 percent in local currency), grew 1 percent in Europe (grew 10 percent in local currency), grew 11 percent in Asia Pacific excluding Japan (grew 13 percent in local currency) and grew 6 percent in Americas. The solid order growth in Asia Pacific excluding Japan was driven by continuing strength in service orders. The 10 percent growth in local currency orders in Europe was driven by a strong performance from service and supply orders.
Agilent CrossLab business revenue for the three months ended January 31, 2015, increased 5 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 5 percentage points on this revenue growth. The growth was led by supplies and services revenue in China. Revenue in Asia Pacific excluding Japan grew 8 percent and Europe grew 4 percent over the same period last year. Revenue in the Americas grew 9 percent on the strength of service agreement revenue. In contrast, revenue in Japan declined 20 percent, which reflected both the unfavorable currency impact and difficult macroeconomic conditions. Revenue growth in consumables was driven by liquid chromatograph columns, small molecule columns, and sample prep. In services, the growth was driven by instrument contracts and our enterprise services portfolio. Revenue growth was positive in all market segments, led by our strong performances in the food and pharmaceutical markets.
We expect strength in pharmaceutical and life science research markets should offset weakness in the chemical and energy markets in the near term. Our strategic commitment to expanding and improving the partnerships we have with our customers will drive organic growth from our existing and growing customer base.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2015	2014	Months
Gross margin	50.1%	48.5%	2 ppts
Operating margin	20.7%	22.0%	(1) ppt

(in millions)
Research and development	$12	$11	1%
Selling, general and administrative	$86	$72	19%

Gross margins for products and services for the three months ended January 31, 2015, increased 2 percentage points when compared to the same period last year. The increase in gross margins was primarily due to consumables volume, product and services mix and lower standard costs.

Research and development expenses for the three months ended January 31, 2015, increased 1 percent compared to the same period last year. The increase reflects wage increases partially offset by modest favorable currency related benefits.
Selling, general and administrative expenses for the three months ended January 31, 2015, increased 19 percent compared to the same period last year. The increase was primarily due to the increase in infrastructure expenses due to the absorption of additional allocated corporate costs compared to the prior year.
Operating margins for products and services for the three months ended January 31, 2015, decreased 1 percentage point compared to the same period last year. The decrease was primarily due to the increase in selling, general and administrative infrastructure expense growth.
Income from Operations

Income from operations for the three months ended January 31, 2015 decreased $1 million on a corresponding revenue increase of $17 million. The resultant year-over-year operating margin decremental was 3 percent.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2015 consisted of cash and cash equivalents of $2,118 million as compared to $3,028 million as of October 31, 2014, which included $810 million of cash and cash equivalents held by Keysight.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The separation agreement provided that prior to the distribution, Keysight made a cash distribution to Agilent in an amount equal to $900 million. The distribution of such cash to Agilent was intended to be a return of capital to Agilent that ensures that Keysight had approximately $700 million of total cash immediately following distribution. For the three months ended January 31, 2015, we transferred $796 million to Keysight. As of January 31, 2015 we have net receivables due from Keysight and related to the distribution for excess cash transfer and pre-separation costs of $62 million. Excess cash represents the amount by which Agilent over-funded Keysight at distribution and is repayable to Agilent in accordance with the Separation and Distribution Agreement. In February  2015, substantially all balances due to Agilent have been settled by Keysight.

As of January 31, 2015, approximately $1,708 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash outflow from operating activities was $20 million for the three months ended January 31, 2015 compared to cash provided of $194 million for the same period in 2014 which included the cash provided by Keysight operating activities. In the three months ended January 31, 2015, we paid approximately $39 million under our variable and incentive pay programs, as compared to a total of $48 million paid out during the same period of 2014 which included $20 million of payments related to Keysight. Net cash paid for income taxes was approximately $73 million and $26 million in the three months ended January 31, 2015 and 2014, respectively. Income taxes, including for the Keysight business, were paid by Agilent in the three months ended January 31, 2014. The increase in cash paid for income taxes in the three months ended January 31, 2015 was due to tax payments related to the separation. For the three months ended January 31, 2015 and 2014, other assets and liabilities used cash of $89 million and $86 million, respectively. The usage of cash in the three months ended January 31, 2015 in other assets and liabilities was largely the result of changes in interest accruals, restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In the three months ended January 31, 2015, accounts receivable used cash of $15 million compared to cash provided of $40 million for the same period in 2014, which included $49 million of cash provided by Keysight.  Days’ sales outstanding increased to 54 days as of January 31, 2015 from 46 days compared to a year ago. Accounts payable used cash of $39 million for the three months ended January 31, 2015 compared to cash used of $1 million, with no impact due to Keysight, in the same period in 2014. Cash used for inventory was $5 million for the three months ended January 31, 2015 compared to cash used of $33 million, which included $18 million cash used by Keysight, for the same period in 2014. Inventory days on-hand decreased to 98 days as of January 31, 2015 compared to 123 days as of the end of the same period last year.

Net cash provided by operating activities within the three months ended January 31, 2015 was negatively impacted by tax payments related to the separation, separation related costs and transformation and restructuring expenses.

We contributed approximately $5 million and $17 million (of which $10 million was paid on behalf of Keysight by Agilent) to our defined benefit plans in the three months ended January 31, 2015 and 2014, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $36 million to our defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $31 million for the three months ended January 31, 2015 as compared to net cash used in investing activities of $47 million, which included $11 million of cash used by Keysight. Investments in property, plant and equipment were $32 million for the three months ended January 31, 2015 compared to $45 million, which included $11 million of cash used by Keysight, in the same period of 2014. We expect that total capital expenditures for the current year will be approximately $120 million. In the three months ended January 31, 2015, there were no business acquisitions and intangibles assets, net of cash acquired, compared to $2 million paid in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2015 was $828 million compared to cash used of $68 million for the same period of 2014 mainly due to cash transferred to Keysight.

Treasury stock repurchases

On November 22, 2013 we announced that our board of directors had authorized a new share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's $1 billion repurchase program. The new program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million. For the three months ended January 31, 2014, 2 million shares were repurchased for $100 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

Dividends

During the three months ended January 31, 2015, we paid cash dividends of $0.10 per common share or $34 million on the company's common stock. During the three months ended January 31, 2014, we paid cash dividends of $0.132 per common share or $44 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. As of January 31, 2015 the company had 0 borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2015.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. No borrowings were outstanding under the facility as of January 31, 2015.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the three months ended January 31, 2015 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

Following the separation of Keysight, our contractual commitments were reduced by the amounts transferred to Keysight as indicated in our 2014 Annual Report on Form 10-K. There were no other substantial changes to our existing contractual commitments in the first three months of 2015. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $297 million and $282 million related to uncertain tax positions of continuing operations as of January 31, 2015 and October 31, 2014, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit adjustment.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 56 percent and 52 percent of our revenues were generated in U.S. dollars during the three months ended January 31, 2015 and 2014.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2015, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2015, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A number of our products are subject to regulation by the FDA and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters, adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

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

Some of our products are exposed to particular complex regulations such as regulations of toxic substances and failure to comply with such regulations could harm our business.

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the U.S. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $39 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in September 2019 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $8 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31 2015, we had cash and cash equivalents of approximately $2.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2015.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
Nov. 1, 2014 through Nov. 30, 2014	—	N/A	—	N/A
Dec. 1, 2014 through Dec. 31, 2014	—	N/A	—	N/A
Jan. 1, 2015 through Jan. 31, 2015	394,389	$37.94	394,389	N/A
Total	394,389	$—	394,389

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

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 54 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 9, 2015	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 9, 2015	By:	/s/ Solange Glaize
Solange Glaize
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 14.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document