Form 10-Q
period 2015-04-30
AGILENT TECHNOLOGIES INC
filed 2015-06-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2015
COMMON STOCK, $0.01 PAR VALUE	333,191,751

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net revenue:
Products	$759	$778	$1,574	$1,581
Services and other	204	210	415	415
Total net revenue	963	988	1,989	1,996
Costs and expenses:
Cost of products	365	381	760	763
Cost of services and other	118	122	236	238
Total costs	483	503	996	1,001
Research and development	81	87	169	175
Selling, general and administrative	292	304	602	602
Total costs and expenses	856	894	1,767	1,778
Income from operations	107	94	222	218
Interest income	2	2	4	4
Interest expense	(17)	(30)	(33)	(59)
Other income (expense), net	4	3	16	3
Income from continuing operations before taxes	96	69	209	166
Provision for income taxes	8	29	19	5
Income from continuing operations	88	40	190	161
Income (loss) from discontinued operations (net of tax expense (benefit) of $0, $18, $(2) and $(38)	(5)	99	(35)	173
Net income	$83	$139	$155	$334

Net income per share - basic:
Income from continuing operations	$0.26	$0.12	$0.57	$0.48
Income (loss) from discontinued operations	(0.01)	0.30	(0.11)	0.52
Net income per share - basic	$0.25	$0.42	$0.46	$1.00

Net income per share - diluted:
Income from continuing operations	$0.26	$0.12	$0.56	$0.48
Income (loss) from discontinued operations	(0.01)	0.29	(0.10)	0.51
Net income per share - diluted	$0.25	$0.41	$0.46	$0.99

Weighted average shares used in computing net income per share:
Basic	334	333	335	333
Diluted	337	337	337	338

Cash dividends declared per common share	$0.100	$0.132	$0.200	$0.264

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net income	$83	$139	$155	$334
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of $0, $0, $0 and $1	—	3	—	—
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of $1, $0, $(2) and $1	(1)	1	6	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) benefit of $2, $0, $3 and $(1)	(5)	—	(8)	—
Foreign currency translation, net of tax (expense) benefit of $1, $(5), $7 and $0	(6)	88	(271)	33
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $(2), $(2), $(4) and $(6)	6	12	10	25
Change in net prior service benefit, net of tax benefit of $1, $4, $3 and $8	(3)	(8)	(5)	(16)
Other comprehensive income (loss)	(9)	96	(268)	41
Total comprehensive income (loss)	$74	$235	$(113)	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,197	$2,218
Accounts receivable, net	576	626
Inventory	556	574
Other current assets	291	261
Current assets of discontinued operations	—	1,821
Total current assets	3,620	5,500
Property, plant and equipment, net	593	631
Goodwill	2,341	2,507
Other intangible assets, net	516	649
Long-term investments	91	96
Other assets	251	283
Non-current assets of discontinued operations	—	1,165
Total assets	$7,412	$10,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$261	$302
Employee compensation and benefits	208	228
Deferred revenue	271	260
Other accrued liabilities	190	289
Current liabilities of discontinued operations	—	623
Total current liabilities	930	1,702
Long-term debt	1,656	1,663
Retirement and post-retirement benefits	176	209
Other long-term liabilities	489	522
Long-term liabilities of discontinued operations	—	1,434
Total liabilities	3,251	5,530
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 610 million shares at April 30, 2015 and 608 million shares at October 31, 2014 issued	6	6
Treasury stock at cost; 277 million shares at April 30, 2015 and 273 million shares at October 31, 2014	(9,975)	(9,807)
Additional paid-in-capital	9,000	8,967
Retained earnings	5,397	6,466
Accumulated other comprehensive loss	(270)	(334)
Total stockholders' equity	4,158	5,298
Non-controlling interest	3	3
Total equity	4,161	5,301
Total liabilities and equity	$7,412	$10,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net income	$155	$334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	131	193
Share-based compensation	33	58
Excess tax benefit from share-based plans	—	(3)
Deferred taxes	(3)	8
Excess and obsolete inventory related charges	13	23
Other non-cash expenses, net	5	8
Changes in assets and liabilities:
Accounts receivable	16	(3)
Inventory	(18)	(56)
Accounts payable	(35)	44
Employee compensation and benefits	(7)	4
Other assets and liabilities	(127)	(91)
Net cash provided by operating activities	163	519

Cash flows from investing activities:
Investments in property, plant and equipment	(52)	(98)
Proceeds from sale of property, plant and equipment	11	2
Payment to acquire equity method investment	(1)	—
Loan to equity method investment	—	(4)
Change in restricted cash and cash equivalents, net	1	—
Proceeds from divestitures	3	—
Acquisitions of businesses and intangible assets, net of cash acquired	—	(2)
Net cash used in investing activities	(38)	(102)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	40	95
Payment of dividends	(67)	(88)
Excess tax benefit from share-based plans	—	3
Net transfer of cash and cash equivalents to Keysight	(734)	—
Treasury stock repurchases	(168)	(150)
Net cash used in financing activities	(929)	(140)

Effect of exchange rate movements	(27)	(2)

Net increase (decrease) in cash and cash equivalents	(831)	275

Change in cash and cash equivalents within current assets of discontinued operations	810	—

Cash and cash equivalents at beginning of period	2,218	2,675
Cash and cash equivalents at end of period	$2,197	$2,950

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2015 and 2014 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2015 and October 31, 2014, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014, condensed consolidated statement of operations for the three and six months ended April 30, 2015 and 2014, and condensed consolidated statement of cash flows for the six months ended April 30, 2015 and 2014.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $72 million and $53 million as of April 30, 2015 and October 31, 2014, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure. The chemical analysis segment contained one reporting unit and there were two reporting units under the life sciences and diagnostics segment. Within the life sciences and diagnostic business the first reporting unit related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our goodwill impairment testing in 2015, we assess for potential impairment of goodwill within our three new reporting units resulting from our reorganization. In the three and six months ended April 30, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill therefore there was no impairment of goodwill during the three and six months ended April 30, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and six months ended April 30, 2015 and 2014.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 except for the following:

In April 2014, FASB issued amendments to the guidance on discontinued operations. The guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new guidance is effective for Agilent prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after November 1, 2016.

The disclosure of Keysight meets the definition of a discontinued operation under both the existing and amended accounting guidance.

In January 2015, FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In February 2015, FASB issued an amendment to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  We do not expect to have an impact to our consolidated financial statements by adopting this amended guidance.

In April 2015, FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Earlier adoption is permitted and we are currently evaluating when we will implement the guidance.   We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

 3. DISCONTINUED OPERATIONS

On September 19, 2013, Agilent announced its intention to separate its electronic measurement business, Keysight, which was previously a separate reportable segment, into a stand-alone publicly traded company. Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common stock of Keysight to Agilent stockholders, who received one share of Keysight common stock for every two shares of Agilent common stock held as of the close of business on the record date, October 22, 2014. The separation agreement ensured that Keysight had approximately $700 million of total cash immediately following distribution.

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

The following table summarizes results from discontinued operations of Keysight included in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Net revenue	$—	$743	$—	$1,414
Costs and expenses	5	627	37	1,204
Operating income (loss)	(5)	116	(37)	210
Other income (expense), net	—	1	—	1
Income (loss) from discontinued operations before tax	(5)	117	(37)	211
Provision (benefit) for income taxes	—	18	(2)	38
Net income (loss) from discontinued operations	$(5)	$99	$(35)	$173

Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $5 million and $37 million for the three and six months ended April 30, 2015, respectively. Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $39 million and $57 million for the three and six months ended April 30, 2014, respectively. In the three and six months ended April 30, 2015 only those costs incurred to effect the separation have been included. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

The following table presents Agilent's electronic measurement business assets and liabilities removed from the condensed consolidated balance sheet as of November 1, 2014 and presented as discontinued operations as of October 31, 2014:

October 31, 2014
(in millions)
Assets:
Cash and cash equivalents	$810
Accounts receivable, net	357
Inventory	498
Other current assets	156
Current assets of discontinued operations	1,821
Property, plant and equipment, net	470
Goodwill	392
Other intangible assets, net	18
Long-term investments	63
Other assets	222
Non-current assets of discontinued operations	1,165
Total assets of discontinued operations	$2,986
Liabilities:
Accounts payable	$173
Employee compensation and benefits	167
Deferred revenue	175
Other accrued liabilities	108
Current liabilities of discontinued operations	623
Long-term debt	1,099
Retirement and post-retirement benefits	213
Other long-term liabilities	122
Long-term liabilities of discontinued operations	1,434
Total liabilities of discontinued operations	$2,057

In addition, $332 million of accumulated other comprehensive loss, net of income taxes, primarily related to pension and other post retirement benefits plans and currency translation was also transferred to Keysight together with $28 million of additional paid in capital related to share based compensation windfall tax benefits. The removal of Keysight net assets and equity related adjustments is presented as a reduction in Agilent's retained earnings and represents a non cash financing activity excluding cash transferred. See Note 5 “Income Taxes” for tax implications of the distribution and Note 4 “Share Based Compensation” for changes to share based compensation awards as a result of the distribution of Keysight.

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

Under the terms of the Transition Services Agreement, we agreed to provide administrative, site services, information technology systems and various other corporate and support services to Keysight over the period of 12-18 months after the separation on a cost or cost-plus basis. The most significant component of the service income is the provision of IT services that were largely completed by the end of the second quarter of 2015. In total we expect to receive income for all services provided to Keysight of approximately $12 million. In addition, Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.  In the three and six months ended April 30, 2015 other income (expense), net includes $7 million and $18 million, respectively, of income in respect of the provision of services to, and lease income from Keysight.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Cost of products and services	$2	$3	$7	$9
Research and development	1	1	3	5
Selling, general and administrative	9	9	24	23
Share-based compensation expense in continuing operations	$12	$13	$34	$37
Share-based compensation expense in discontinued operations	—	9	—	22
Total share-based compensation expense	$12	$22	$34	$59

At April 30, 2015 and October 31, 2014, there was no share-based compensation capitalized within inventory. For the three and six months ended April 30, 2015, the windfall tax benefit realized from exercised stock options and similar awards was zero. For the three and six months ended April 30, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	1.5%	—	1.7%	1.7%
Dividend yield	1%	—	1%	1%
Weighted average volatility	29%	—	28%	39%
Expected life	5.5 yrs	—	5.5 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	25%	36%	25%	36%
Volatility of selected peer-company shares	12%-57%	13%-57%	12%-57%	13%-57%
Price-wise correlation with selected peers	37%	47%	37%	47%

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

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 8.3 percent and 9.1 percent for the three and six months ended April 30, 2015, respectively. The company's effective tax rate from continuing operations was 42.0 percent and 3.0 percent for the three and six months ended April 30, 2014, respectively. The income tax expense from continuing operations was $8 million and $19 million for the three and six months ended April 30, 2015, respectively. The income tax expense from continuing operations was $29 million and $5 million for the three and six months ended April 30, 2014.

The income tax provision from continuing operations for the three and six months ended April 30, 2015 included net discrete tax benefits of $9 million and $21 million, respectively. The net discrete tax benefit for the three months ended April 30, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, an out of period adjustment for $4 million tax expense related to foreign deferred tax assets and $3 million of other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2015 included $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year, out of period adjustments for $13 million of tax benefit related to a tax rate change in Denmark and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return, and $3 million of other discrete tax expense. The out of period adjustments are not considered to be material to current or prior periods.

The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $13 million and net discrete benefit of $31 million, respectively. The net discrete tax expense for the three months ended April 30, 2014 included $12 million out of period adjustment of tax expense for corrections to transfer pricing for tax years 2012 and 2013. The out of period adjustment is not considered to be material to total liabilities or tax expense in the current or prior periods. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2014 included $50 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Numerator:
Income from continuing operations	$88	$40	$190	$161
Income (loss) from discontinued operations	(5)	99	(35)	173
Net income	$83	$139	$155	$334
Denominator:
Basic weighted-average shares	334	333	335	333
Potential common shares— stock options and other employee stock plans	3	4	2	5
Diluted weighted-average shares	337	337	337	338

In connection with the separation of Keysight on November 1, 2014 and in accordance with the Employee Matters Agreement we made certain adjustments to the exercise price and number of our share-based compensation awards. These adjustments to our share-based awards did not have a material impact on our dilutive weighted average shares.

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2015, 66,200 and 672,500 options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. For the three and six months ended April 30, 2014, no options to purchase shares were excluded from the calculation of diluted earnings per share for both periods. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and six months ended April 30, 2015, 1.4 million and 690,200 additional options to purchase shares were excluded from the calculation of diluted earnings per share. For the three and six months ended April 30, 2014, 1.3 million and 657,400 additional shares were excluded from the calculation of diluted earnings per share, respectively.

7. INVENTORY

	April 30, 2015	October 31, 2014
	(in millions)
Finished goods	$367	$366
Purchased parts and fabricated assemblies	189	208
Inventory	$556	$574

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2015:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2014	$668	$1,345	$494	$2,507
Foreign currency translation impact	(10)	(149)	(7)	(166)
Goodwill as of April 30, 2015	$658	$1,196	$487	$2,341

The components of other intangibles as of April 30, 2015 and October 31, 2014 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Purchased technology	$880	$475	$405
Trademark/Tradename	167	52	115
Customer relationships	368	257	111
Total amortizable intangible assets	1,415	784	631
In-Process R&D	18	—	18
Total	$1,433	$784	$649
As of April 30, 2015:
Purchased technology	845	527	318
Trademark/Tradename	156	58	98
Customer relationships	361	280	81
Total amortizable intangible assets	1,362	865	497
In-Process R&D	19	—	19
Total	$1,381	$865	$516

During the six months ended April 30, 2015, there were no additions to goodwill or to other intangible assets. During the six months ended April 30, 2015, other intangible assets decreased $52 million, due to the impact of foreign exchange translation. During the six months ended April 30, 2014, there were no additions to goodwill or to other intangible assets.

Amortization of intangible assets was $38 million and $81 million for the three and six months ended April 30, 2015, respectively. Amortization of intangible assets was $49 million and $98 million for the three and six months ended April 30, 2014, respectively. Future amortization expense related to existing finite-lived purchased intangible assets is estimated to be $75 million for the remainder of 2015, $132 million for 2016, $92 million for 2017, $61 million for 2018, $46 million for 2019, $36 million for 2020, and $55 million thereafter.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 were as follows:

		Fair Value Measurement at April 30, 2015 Using
	April 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,553	$1,553	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,604	$1,588	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$44	$—	$44	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,117	$1,117	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,162	$1,152	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$39	$—	$39	$—

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

Impairment of Investments. There were no impairments for investments for the three and six months ended April 30, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2015 and 2014, there were no impairments of long-lived assets held and used. For the three and six months ended April 30, 2015 and 2014, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2015, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at April 30, 2015 was $2 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at April 30, 2015 was $20 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2015 and 2014 was not significant. For the three and six months ended April 30, 2015 and 2014 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2015, was $4 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2015.

There were 58 foreign exchange forward contracts open as of April 30, 2015 and designated as cash flow hedges. There were 154 foreign exchange forward contracts open as of April 30, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2015 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(49)	$124	$(58)
British Pound	(39)	(2)	(5)
Canadian Dollar	(31)	—	(2)
Australian Dollar	1	16	(2)
Malaysian Ringgit	—	(1)	—
Japanese Yen	(66)	(10)	(1)
American Dollar	—	—	37
Other	(1)	3	—
Totals	$(185)	$130	$(31)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2015	October 31, 2014	Balance Sheet Location	April 30, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$9	Other accrued liabilities	$2	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$9	$1	Other accrued liabilities	$7	$3
Total derivatives	$16	$10		$9	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(2)	$1	$8	$(2)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$7	$—	$11	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(4)	$5	$(17)	$4

The estimated amount of existing net gain at April 30, 2015 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $5 million.

11.   EXIT OF NMR BUSINESS

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our NMR product line within our life sciences and applied markets segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. As of April 30, 2015, approximately 180 employees are pending termination under the above actions.

A summary of total “NMR” restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Special Charges Related to Inventory and Others	Total
	(in millions)
Balance as of October 31, 2014	$14	$3	$17
Income statement expense	2	7	9
Inventory charges and other	—	(5)	(5)
Cash payments	(7)	—	(7)
Balance as of April 30, 2015	$9	$5	$14

The restructuring and other special accruals related to the NMR closure, which totaled $14 million at April 30, 2015, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

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

Components of net periodic costs. For the three and six months ended April 30, 2015 and 2014, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$6	$12	$4	$9	$1	$1
Interest cost on benefit obligation	3	8	6	19	1	3
Expected return on plan assets	(7)	(16)	(10)	(29)	(2)	(6)
Amortization:
Actuarial losses	1	—	6	11	1	4
Prior service cost	(1)	(3)	—	—	(3)	(9)
Total net plan costs	$2	$1	$6	$10	$(2)	$(7)
Summary of net plan costs:
Continuing operations	2	—	6	7	(2)	(4)
Discontinued operations	—	1	—	3	—	(3)
Total net plan costs	$2	$1	$6	$10	$(2)	$(7)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$12	$24	$8	$18	$2	$2
Interest cost on benefit obligation	7	16	12	37	2	6
Expected return on plan assets	(14)	(32)	(21)	(58)	(4)	(11)
Amortization:
Actuarial losses	2	—	13	22	2	7
Prior service cost	(2)	(6)	—	—	(6)	(18)
Total net plan costs	$5	$2	$12	$19	$(4)	$(14)
Summary of net plan costs:
Continuing operations	5	—	12	13	(4)	(8)
Discontinued operations	—	2	—	6	—	(6)
Total net plan costs	$5	$2	$12	$19	$(4)	$(14)

We contributed $15 million and $15 million to our U.S. defined benefit plans during the three and six months ended April 30, 2015, respectively. We contributed $6 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2015, respectively.

We contributed $15 million and $15 million to our U.S. defined benefit plans during the three and six months ended April 30, 2014, respectively. We contributed $8 million and $15 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2014, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2015 and we expect to contribute $15 million to our non-U.S. defined benefit plans during the remainder of 2015.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2015	2014
	(in millions)
Beginning balance as of November 1	$30	$31
Accruals for warranties including change in estimate	22	20
Settlements made during the period	(24)	(23)
Ending balance as of April 30	$28	$28

Accruals for warranties due within one year	$26	$25
Accruals for warranties due after one year	2	3
Ending balance as of April 30	$28	$28

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

14. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014 Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. As of April 30, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2015.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. No borrowings were outstanding under the facility as of April 30, 2015.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2015			October 31, 2014
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$2	$102	$100	$3	$103
2020 Senior Notes	499	20	519	499	22	521
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$22	$1,618	$1,596	$25	$1,621

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2015 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2015 and October 31, 2014 are detailed above.

Other Debt

As of April 30, 2015 and October 31, 2014, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $38 million and $42 million, respectively, aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million. For the six months ended April 30, 2014, 3 million shares were repurchased for $150 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program. The new share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. See also Note 18, "Subsequent Events".

Cash Dividends on Shares of Common Stock

During the six months ended April 30, 2015, we paid cash dividends of $0.200 per common share or $67 million on the company's common stock. During the six months ended April 30, 2014, we paid cash dividends of $0.264 per common share or $88 million on the company's common stock.

On May 20, 2015 our board of directors declared a quarterly cash dividend of $0.100 per share of common stock, or approximately $33 million which will be paid on July 22, 2015 to all shareholders of record at close of business on June 30, 2015.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2015	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2015	$—	$(118)	$170	$(323)	$10	$(261)

Other comprehensive loss before reclassifications	—	(7)	—	—	(2)	(9)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(4)	8	(7)	(3)

Tax (expense) benefit	—	1	1	(2)	3	3

Other comprehensive income (loss)	—	(6)	(3)	6	(6)	(9)

As of April 30, 2015	$—	$(124)	$167	$(317)	$4	$(270)

Six Months Ended April 30, 2015

As of October 31, 2014	$17	$156	$255	$(771)	$9	$(334)
Transfer to Keysight	(17)	(9)	(83)	444	(3)	332
Balance after transfer to Keysight	—	147	172	(327)	6	(2)

Other comprehensive income (loss) before reclassifications	—	(278)	—	(3)	8	(273)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(8)	17	(11)	(2)

Tax (expense) benefit	—	7	3	(4)	1	7

Other comprehensive income (loss)	—	(271)	(5)	10	(2)	(268)

As of April 30, 2015	$—	$(124)	$167	$(317)	$4	$(270)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2015 and 2014 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)				statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Unrealized gains and (losses) on derivatives	$7	$—	$11	$(1)	Cost of products
	7	—	11	(1)	Total before income tax
	(2)	—	(3)	1	(Provision)/benefit for income tax
	5	—	8	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(8)	(14)	(17)	(31)
Prior service benefit	4	12	8	24
	(4)	(2)	(9)	(7)	Total before income tax
	1	—	1	—	Benefit for income tax
	(3)	(2)	(8)	(7)	Total net of income tax

Total reclassifications for the period	$2	$(2)	$—	$(7)

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

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our Dako business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended April 30, 2015:
Total net revenue	$473	$169	$321	$963
Segment income from operations	$75	$25	$69	$169
Three months ended April 30, 2014:
Total net revenue	$495	$168	$325	$988
Segment income from operations	$71	$26	$70	$167

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Six months ended April 30, 2015:
Total net revenue	$1,020	$317	$652	$1,989
Segment income from operations	$182	$26	$137	$345
Six months ended April 30, 2014:
Total net revenue	$1,032	$325	$639	$1,996
Segment income from operations	$176	$45	$139	$360

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(in millions)
Total reportable segments’ income from operations	$169	$167	$345	$360
Acceleration of share-based compensation related to workforce reduction	(1)	—	(2)	—
Transformational initiatives	(17)	(8)	(29)	(11)
Amortization of intangibles	(38)	(49)	(81)	(98)
Acquisition and integration costs	(1)	(2)	(2)	(8)
Business exit and divestiture costs (primarily our NMR business)	(8)	—	(11)	—
Pre-separation costs	—	(2)	—	(4)
Other	3	(2)	2	(1)
Interest income	2	2	4	4
Interest expense	(17)	(30)	(33)	(59)
Other income (expense), net	4	3	16	3
Unallocated corporate charges	—	(10)	—	(20)
Income from continuing operations before taxes, as reported	$96	$69	$209	$166

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets. During the second quarter of 2015 we changed the segment asset allocation methodology to more closely represent the use of assets by each segment following a review of operational metrics. Accordingly the segment assets presented as of October 31, 2014 have been restated to follow the new methodology.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of April 30, 2015	$1,548	$2,028	$1,005	$4,581
As of October 31, 2014	$1,663	$2,302	$1,001	$4,966

18. SUBSEQUENT EVENTS

On May 19, 2015 we announced that we have completed the acquisition of 100% of the shares of Cartagenia, a leading provider of software and services for clinical genetics and molecular pathology laboratories for €60 million. Cartagenia, provides software solutions for variant assessment and reporting of clinical genomics data from next-generation sequencing and microarrays. The Cartagenia Bench platform enables technicians, laboratory directors and clinicians to visualize, assess and report clinical genetics data in the context of patient information.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program. The new share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The new program will commence, at the option of the company, on either November 1, 2015, or the date on which we complete the purchase of $365 million of common stock under the existing stock repurchase program in fiscal 2015. Upon commencement, the new program replaces our existing stock repurchase program, which authorized the repurchase of shares to reduce or eliminate share dilution from equity programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease income from Keysight, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers and out sourcing, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our purchase commitments, our capital expenditures, our contributions to our pension plans, our cost-control activities, timing of completion of our restructuring programs, timing of savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, comprehensive income (loss) or cash flows. Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal periods.

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

On April 30, 2015 we announced that we have completed an agreement with Rigaku, a privately held scientific instrumentation company headquartered in Tokyo, to acquire Agilent's X-ray diffraction (XRD) business, a key manufacturer of single-crystal X-ray instruments for the global chemical crystallography market. The transaction did not have a material impact to our results of operations, statement of financial position or statement of cash flows in the current or prior fiscal periods.

On May 19, 2015 we announced that we have completed the acquisition of 100% of the shares of Cartagenia, a leading provider of software and services for clinical genetics and molecular pathology laboratories for €60 million. Cartagenia, provides software solutions for variant assessment and reporting of clinical genomics data from next-generation sequencing and microarrays. The Cartagenia Bench platform enables technicians, laboratory directors and clinicians to visualize, assess and report clinical genetics data in the context of patient information. See also Note 18, "Subsequent Events".

Total orders for the three and six months ended April 30, 2015 increased 1 percent in both periods compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015, had an unfavorable impact of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact of approximately 2 percentage points in both the three and six months ended April 30, 2015 was the result of the exit of the NMR business. For the three months ended April 30, 2015, life sciences and applied markets orders increased 1 percent, diagnostics and genomics orders decreased 4 percent and Agilent CrossLab™ ("Agilent CrossLab") orders increased 3 percent when compared to the same period last year. For the three months ended April 30, 2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets and 9 percentage points in both diagnostics and genomics and Agilent CrossLab. For the six months ended April 30, 2015, life sciences and applied markets orders were flat, diagnostics and genomics orders decreased 2 percent and Agilent CrossLab orders increased 4 percent when compared to the same period last year. For the six months ended April 30, 2015, foreign currency movements had an unfavorable impact on orders of approximately 4 percentage points in life sciences and applied markets and 7 percentage points in both diagnostics and genomics and Agilent CrossLab.

Net revenue of $963 million for the three months ended April 30, 2015 decreased 3 percent when compared to the same period last year. Net revenue of $1,989 million for the six months ended April 30, 2015 was flat when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of approximately 7 and 5 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact of approximately 1 percentage point in the three months ended April 30, 2015 was the result of the exit of the NMR business.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue declined 5 percent and 1 percent in the life sciences and applied markets business for the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 5 percentage points and 4 percentage points in the three and six months ended April 30, 2015, respectively. In addition, for the three and six months ended April 30, 2015, start-up challenges at our new logistics center had an unfavorable impact of approximately 3 percentage points and 1 percentage point on revenue growth, respectively, compared to the same periods last year. For the three and six months ended April 30, 2015 and excluding the impact of currency movements, our performance within the life sciences market continued to show strength with revenue growth from the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market. Within the applied markets, and excluding the impact of foreign currency movements, there was revenue growth in forensics and environmental, but declines in food, chemical and energy in the three and six months ended April 30, 2015.

The diagnostics and genomics business is comprised of three areas of activity. First, our Dako business is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue increased 1 percent and decreased 3 percent within the diagnostics and genomics business in the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 9 percentage points and 7 percentage points in the three and six months ended April 30, 2015, respectively. The diagnostics and genomics business increased revenue and gross margin during the second quarter as certain manufacturing issues from the first quarter were addressed. Excluding the impact of foreign currency movements, revenue from the diagnostics and clinical market together with revenue from the pharmaceutical and biotechnology market demonstrated strong growth in both the three and six months ended April 30, 2015.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent CrossLab decreased 1 percent and increased 2 percent in the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 8 percentage points and 6 percentage points in the three and six months ended April 30, 2015, respectively. In line with our other businesses and excluding the impact of foreign currency movements, revenue grew consistently in the pharmaceutical and biotechnology market in the three and six months ended April 30, 2015 when compared to the same periods last year. Within the applied markets there was also improvement in forensics but a decline in chemical and energy in the three and six months ended April 30, 2015 when compared to the same periods last year.

Net income from continuing operations for the three and six months ended April 30, 2015 was $88 million and $190 million, respectively, compared to $40 million and $161 million for the corresponding periods last year. In the six months ended April 30, 2015, cash inflow from operations was $163 million.

For the six months ended April 30, 2015 and 2014, cash dividends of $67 million and $88 million were paid on the company's outstanding common stock, respectively. On May 20, 2015 our board of directors declared a quarterly cash dividend of $ 0.100 per share of common stock, or approximately $33 million which will be paid on July 22, 2015 to all shareholders of record at close of business on June 30, 2015. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million. For the six months ended April 30, 2014, 3 million shares were repurchased for $150 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. On May 28, 2015 we announced that our board of directors had approved a new share repurchase program. The new share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. See also Note 18, "Subsequent Events".

We have introduced an improvement initiative to transform a number of the company's operations. It is expected that these actions, including the previously announced NMR restructuring program, will produce savings of approximately $50 million in total in 2015. In the six months ended April 30, 2015 approximately $24 million of savings have been realized as a result of these actions.

Looking forward, we expect to focus on organic growth within the analytical laboratory market by continuing to bring innovative new product offerings and to expand our laboratory-wide services and consumables. The strength in analytical laboratory is also expected to drive growth in genomics, clinical research and diagnostics markets. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar compared to local currencies, has decreased revenue by approximately 5 percentage points in the six months ended April 30, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2015,  reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We anticipate that the strong U.S. dollar will continue to have an unfavorable impact on our performance for the near future. If the current exchange rates were to continue for the remainder of the year, we would anticipate a negative impact on our annual revenue of approximately 6 percentage points when compared to last year.

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

Share-based compensation. Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in fiscal 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies. We believe our historical volatility prior to the separation of Keysight is no longer relevant.   For the grants of options prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of 5.8 years. A 10 percent increase in our estimated volatility from 28 percent to 38 percent for grants issued during the fiscal year would generally increase the value of an award and the associated compensation cost by approximately 31 percent if no other factors were changed. In estimating the expected life of our options granted we considered the historical option exercise behavior of our executive employees, which we believe is representative of future behavior.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure. The chemical analysis segment contained one reporting unit and there were two reporting units under the life sciences and diagnostics segment. Within the life sciences and diagnostic business the first reporting unit related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our goodwill impairment testing in 2015, we assess for potential impairment of goodwill within our three new reporting units resulting from our reorganization. In the three and six months ended April 30, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill therefore there was no impairment of goodwill during the three and six months ended April 30, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and six months ended April 30, 2015 and April 30, 2014.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Exit of NMR Business

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and diagnostics segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. We expect to substantially complete these restructuring activities by the end of fiscal 2016. The exit of the NMR business is expected to result in a positive impact of approximately $15 million in operating profit in fiscal year 2015. As of April 30, 2015, approximately 180 employees are pending termination under the above actions and approximately $9 million was paid to date under these restructuring activities.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar compared to local currencies, has decreased revenue by approximately 5 percentage points in the six months ended April 30, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2015,  reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$1,039	$1,031	$2,034	$2,010	1%	1%
Net revenue:
Products	$759	$778	$1,574	$1,581	(2)%	—
Services and other	204	210	415	415	(3)%	—
Total net revenue	$963	$988	$1,989	$1,996	(3)%	—

Total orders for the three and six months ended April 30, 2015 increased 1 percent in both periods compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015, had an unfavorable impact of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact of approximately 2 percentage points in both the three and six months ended April 30, 2015 was the result of the exit of the NMR business. For the three months ended April 30, 2015, life sciences and applied markets orders increased 1 percent, diagnostics and genomics orders decreased 4 percent and Agilent CrossLab orders increased 3 percent when compared to the same period last year. For the three months ended April 30, 2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets and 9 percentage points in both diagnostics and genomics and Agilent CrossLab. For the six months ended April 30, 2015, life sciences and applied markets orders were flat, diagnostics and genomics orders decreased 2 percent and Agilent CrossLab orders increased 4 percent when compared to the same period last year. For the six months ended April 30, 2015, foreign currency movements had an unfavorable impact on orders of approximately 4 percentage points in life sciences and applied markets and 7 percentage points in both diagnostics and genomics and Agilent CrossLab.

Net revenue of $963 million for the three months ended April 30, 2015 decreased 3 percent when compared to the same period last year. Net revenue of $1,989 million for the six months ended April 30, 2015 was flat when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of approximately 7 and 5 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact of approximately 1 percentage point in the three months ended April 30, 2015 was the result of the exit of the NMR business.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue declined 5 percent and 1 percent in the life sciences and applied markets business for the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 5 percentage points and 4 percentage points in the three and six months ended April 30, 2015, respectively. In addition, for the three and six months ended April 30, 2015, start-up challenges at our new logistics center had an unfavorable impact of approximately 3 percentage points and 1 percentage point on revenue growth, respectively, compared to the same periods last year. For the three and six months ended April 30, 2015 and excluding the impact of currency movements, our performance within the life sciences market continued to show strength with revenue growth from the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market. Within the applied markets, and excluding the impact of foreign currency movements, there was revenue growth in forensics and environmental, but declines in food, chemical and energy in the three and six months ended April 30, 2015.

The diagnostics and genomics business is comprised of three areas of activity. First, our Dako business is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue increased 1 percent and decreased 3 percent within the diagnostics and genomics business in the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 9 percentage points and 7 percentage points in the three and six months ended April 30, 2015, respectively. The diagnostics and genomics business increased revenue and gross margin during the second quarter as certain manufacturing issues from the first quarter were addressed. Excluding the impact of foreign currency movements, revenue from the diagnostics and clinical market together with revenue from the pharmaceutical and biotechnology market demonstrated strong growth in both the three and six months ended April 30, 2015.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent Cross Lab decreased 1 percent and increased 2 percent in the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 8 percentage points and 6 percentage points in the three and six months ended April 30, 2015, respectively. In line with our other businesses and excluding the impact of foreign currency movements, revenue grew consistently in the pharmaceutical and biotechnology market in the three and six months ended April 30, 2015 when compared to the same periods last year. Within the applied markets there was also improvement in forensics but a decline in chemical and energy in the three and six months ended April 30, 2015 when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue decreased 3 percent and remained flat in the three and six months ended April 30, 2015, respectively, compared to the same period last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Excluding the impact of foreign currency movements, service and other revenue increased in the three and six months ended April 30, 2015 when compared to the same periods last year due to increased instrument service contract renewals and laboratory productivity services.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Total gross margin	49.8%	49.1%	49.9%	49.8%	1ppt	—
Operating margin	11.1%	9.5%	11.2%	10.9%	2ppts	—

(in millions)
Research and development	$81	$87	$169	$175	(7)%	(4)%
Selling, general and administrative	$292	$304	$602	$602	(4)%	—

Total gross margins for the three months ended April 30, 2015 increased 1 percentage point when compared to the same period last year. Total gross margins were flat in the six months ended April 30, 2015 when compared to the same period last year. Gross margins in our life sciences and applied markets business increased in both the three and six months ended April 30, 2015 due to favorable product mix offset by lower volume and the impact of unfavorable foreign currency movements. Gross margins within the diagnostics and genomics businesses decreased due to higher regulation remediation costs, higher wages and higher excess and obsolescence expenses. Within our Agilent CrossLab business gross margins improved in both the three and six months ended April 30, 2015 due to favorable product mix partially offset by the impact of unfavorable foreign currency movements. Operating margins increased 2 percentage points in the three months ended April 30, 2015 when compared to the same period last year. Operating margins were flat for the six months ended April 30, 2015 when compared to the same period last year. Operating margins within our life sciences and applied markets business increased in both the three and six months ended April 30, 2015 with higher gross margins due to product mix and lower expenses from the impact of foreign currency movements. Lower operating margins were reported within our diagnostics and genomics business due to lower volume and lower gross margins. Agilent CrossLab business operating margins were flat in the three months ended April 30, 2015 and declined slightly in the six months ended April 30, 2015 with higher gross margins from favorable product mix more than offset by increased wages and commissions.

Research and development expenses decreased 7 percent and 4 percent in the three and six months ended April 30, 2015, respectively, when compared to the same periods last year. R&D expenditure decreased due to the impact of favorable foreign currency movements and savings from the exit from the NMR business offset by wage increases. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 4 percent for the three months ended April 30, 2015 when compared to the same period last year. Selling, general and administrative expenses were flat in the six months ended April 30, 2015 when compared to the same period last year. Selling, general and administrative expenditure decreased mostly due to the impact of favorable foreign currency movements and the decline in NMR expenses due to the exit of that business offset by wage increases, higher commissions and costs associated with business improvement and transformation initiatives.

At April 30, 2015, our headcount was approximately 11,600 as compared to approximately 11,500 at April 30, 2014.

Other income (expense)

In the three and six months ended April 30, 2015 other income (expense), net includes $7 million and $18 million of income, respectively, in respect of the provision of certain IT and site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.

Income Taxes

The company’s effective tax rate from continuing operations was 8.3 percent and 9.1 percent for the three and six months ended April 30, 2015, respectively. The company's effective tax rate from continuing operations was 42.0 percent and 3.0 percent for the three and six months ended April 30, 2014, respectively. The income tax expense from continuing operations was $8 million and $19 million for the three and six months ended April 30, 2015, respectively. The income tax expense from continuing operations was $29 million and $5 million for the three and six months ended April 30, 2014.

The income tax provision from continuing operations for the three and six months ended April 30, 2015 included net discrete tax benefits of $9 million and $21 million, respectively. The net discrete tax benefit for the three months ended April 30, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, an out of period adjustment for $4 million tax expense related to foreign deferred tax assets and $3 million of other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2015 included $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year, out of period adjustments for $13 million of tax benefit related to a tax rate change in Denmark and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return, and $3 million of other discrete tax expense. The out of period adjustments are not considered to be material to current or prior periods.

The income tax provision for the three and six months ended April 30, 2014 included a net discrete expense of $13 million and net discrete benefit of $31 million, respectively. The net discrete tax expense for the three months ended April 30, 2014 included $12 million out of period adjustment of tax expense for corrections to transfer pricing for tax years 2012 and 2013. The out of period adjustment is not considered to be material to total liabilities or tax expense in the current or prior periods. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2014 included $50 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S.

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

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$506	$502	$994	$991	1%	—
Net revenue	$473	$495	$1,020	$1,032	(5)%	(1)%

Life sciences and applied markets business orders for the three and six months ended April 30, 2015, increased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of 5 percentage points and 4 percentage points on order growth, respectively, when compared to the same periods last year. Year-over year order performance for the three and six months ended April 30, 2015 reflected broad strength across most platforms offset by currency headwinds, and the decline in NMR orders due to the exit of that business. Geographically, orders grew 10 percent in the Americas, 7 percent in Japan, and 4 percent in Asia Pacific excluding Japan, while Europe declined 12 percent for the three months ended April 30, 2015 when compared to the same period last year. For the six months ended April 30, 2015, orders grew 6 percent in the Americas and 3 percent in Asia Pacific excluding Japan, but declined 5 percent in Europe and 12 percent in Japan.
Life sciences and applied markets business revenue for the three and six months ended April 30, 2015, decreased 5 percent and 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of 5 percentage points and 4 percentage points on revenue growth, respectively, compared to the same periods last year. In addition, for the three and six months ended April 30, 2015, start-up challenges at our new logistics center had an unfavorable impact of approximately 3 percentage points and 1 percentage point on revenue growth, respectively, compared to the same periods last year. Revenue performance was mixed across product platforms for both the three and six months ended April 30, 2015. Geographically, revenue grew 9 percent in the Americas, 1 percent in Asia Pacific excluding Japan, and declined 16 percent in Europe and 32 percent in Japan for the three months ended April 30, 2015 compared to the same period last year. For the six months ended April 30, 2015, revenue grew 5 percent in the Americas, 3 percent in Asia Pacific excluding Japan, but declined 6 percent in Europe and 25 percent in Japan. Performance in the Americas was primarily driven by continued improvement in the U.S. pharmaceutical market. Growth in Asia Pacific excluding Japan reflected increased demand in Korea, Taiwan and India. Currency headwinds and delays in the release of government funding were major factors negatively impacting Europe and Japan's revenue performance.
Excluding the impact of foreign currency movements, our life sciences markets continued to see ongoing strength in the pharmaceutical and biotechnology markets led by growth in technology refresh deals, new product acceptance, and continued demand from mid-to-small size pharmaceutical companies. In the life science research market, the expected recovery did not materialize as government budgets remain on par with last year. Overall performance in the applied end-markets was weak, as declines in food and the chemical and energy markets entirely offset growth in the environmental and forensics markets. Weakness in the chemical and energy market was due to the continuing effects of the steep decline in crude oil prices in the industry. Growth in our environmental market was driven by China’s focus to develop new monitoring methods and legislation. Our forensics market reflected improved government spending in state and federal budgets.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We continue to invest in expanding and improving our applications and solutions portfolio.
Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Gross margin	56.1%	54.4%	56.1%	55.4%	2 ppts	1 ppt
Operating margin	15.8%	14.2%	17.8%	17.0%	2 ppts	1 ppt

(in millions)
Research and development	$48	$53	$98	$106	(9)%	(7)%
Selling, general and administrative	$142	$146	$292	$290	(3)%	1%

Gross margins for products and services for the three and six months ended April 30, 2015, increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. The increase in gross margins was driven by favorable product mix, lower standard costs and lower benefit costs, partially offset by the impact of unfavorable foreign currency movements.
Research and development expenses for the three and six months ended April 30, 2015, decreased 9 percent and 7 percent, respectively, when compared to the same periods last year. The decrease was driven by favorable foreign currency impacts and the decline in NMR product research and development expenses due to the exit of that business, partially offset by annual wage increases and higher allocated infrastructure expenses following the Keysight separation.

Selling, general and administrative expenses for the three and six months ended April 30, 2015, decreased 3 percent and increased 1 percent, respectively, when compared to the same period last year. The decrease for the three months ended April 30, 2015 reflects favorable foreign currency impacts and the decline in NMR expenses due to our exit of that business, partially offset by higher infrastructure expenses and annual wage increases. The increase for the six months ended April 30, 2105 reflects higher infrastructure expenses and annual wage increases, partially offset by favorable foreign currency impacts and reduced discretionary spending.
Operating margins for products and services for the three and six months ended April 30, 2015, increased 2 percentage points and 1 percentage point, respectively, when compared to the same period last year. Factors which led to the increase in operating margin over the prior year have been explained in the above discussions.
Income from Operations

Income from operations for the three and six months ended April 30, 2015, increased $4 million and $6 million, respectively, on a corresponding revenue decrease of $22 million and $12 million, respectively.

Diagnostics and Genomics

Diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.
Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables that enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our Dako business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.
Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$168	$175	$326	$331	(4)%	(2)%
Net revenue	$169	$168	$317	$325	1%	(3)%

Diagnostics and genomics business orders for the three and six months ended April 30, 2015 decreased 4 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015 had unfavorable impact of 9 percentage points and 7 percentage points, respectively. For the three months ended April 30, 2015 orders grew 4 percent in Europe (despite a 16 percentage point unfavorable currency impact) due to strength in pathology and genomics businesses, and 11 percent in Asia Pacific excluding Japan due to strong performance in China and Korea, when compared to the same period last year. Additionally, for the three months ended April 30, 2015, orders declined 9 percent in the Americas, with a 1 percentage point unfavorable foreign currency impact, and 30 percent in Japan with 11 percentage point unfavorable foreign currency impact due to macroeconomic concerns and budget constraints, when compared to the same period last year. For the six months ended April 30, 2015, orders grew 3 percent in Europe, despite a 12 percentage point unfavorable currency impact and 5 percent in Asia Pacific excluding Japan but declined 2 percent in the Americas with a 1 percentage point unfavorable foreign currency impact and 27 percent in Japan with 11 percentage point unfavorable foreign currency impact, when compared to the same period last year.

Diagnostics and genomics business revenue for the three and six months ended April 30, 2015, increased 1 percent and decreased 3 percent, respectively, when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact on revenue of 9 percentage points and 7 percentage points, respectively, when compared to the same periods last year. For the three months ended April 30, 2015 revenue grew 8 percent in the Americas and 1 percent in Asia Pacific excluding Japan but Europe was flat with a 16 percentage point unfavorable foreign currency impact and Japan declined 30 percent with 11 percentage point unfavorable foreign currency impact, when compared to the same period last year. Revenue performance was mixed across businesses, showing strength in our Dako businesses (pathology, companion diagnostics and reagent partnership), and nucleic acid. For the six months ended April 30, 2015 revenue grew 1 percent in the Americas but declined 2 percent in Asia Pacific excluding Japan, when compared to the same period last year. Within Europe revenue declined 1 percent with a 12 percentage point unfavorable foreign currency impact and Japan declined 28 percent with 11 percentage point unfavorable foreign currency impact for the six months ended April 30, 2015, when compared to the same period last year.
The positive growth in the three months ended April 30, 2015 was due to continued market demand in the nucleic acid solutions business related to therapeutic oligo programs and momentum in all our Dako businesses. Pathology growth was driven by Omnis instruments and SureFISH, which have been gaining traction with the customers; with record installations this quarter. We continued to see strong performance from our companion diagnostics business driven by demand from our existing pharmaceutical partners and new partnerships as well. Growth of NGS in research and clinical research continued at a rapid pace, which benefited our target enrichment portfolio. Agilent also announced that the U.S. FDA lifted its warning letter for Dako Denmark A/S.
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
Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Gross margin	54.8%	57.8%	52.0%	58.0%	(3) ppts	(6) ppts
Operating margin	15.0%	15.2%	8.2%	13.8%	—	(6) ppts

(in millions)
Research and development	$20	$21	$40	$43	(7)%	(7)%
Selling, general and administrative	$48	$50	$99	$100	(5)%	(2)%

Gross margins for products and services for the three and six months ended April 30, 2015, decreased 3 percentage points and 6 percentage points, respectively, when compared to the same period last year. The reduction was driven by higher costs to address the FDA warning letter, higher excess and obsolescence expenses, higher infrastructure costs and wage increases.
Research and development expenses for the three and six months ended April 30, 2015, decreased 7 percent in both periods when compared to the same period last year. This decline is mainly due to favorable currency movements and business improvement initiatives partly offset by higher allocated infrastructure expenses following the Keysight separation and wage increases.
Selling, general and administrative expenses for the three and six months ended April 30, 2015, decreased 5 percent and 2 percent, respectively, when compared to the same period last year. The decline was mainly due to favorable currency movements and business improvement initiatives partly offset by higher allocated infrastructure expenses following the Keysight separation and wage increases.
Operating margins for products and services for the three and six months ended April 30, 2015, was flat and decreased 6 percentage points, respectively, when compared to the same period last year. The main reasons for the decline in the six months ended April 30, 2015 were lower revenues and lower gross margin performance in the first three months.

Income from Operations

Income from operations for the three and six months ended April 30, 2015, was flat and decreased $19 million, respectively, on a corresponding revenue increase of $1 million and decrease of $8 million, respectively.

Agilent CrossLab™

The Agilent CrossLab business spans the entire laboratory with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, as well as asset management and consultation services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Orders and Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$365	$354	$714	$688	3%	4%
Net revenue	$321	$325	$652	$639	(1)%	2%

Agilent CrossLab business orders for the three and six months ended April 30, 2015, increased 3 percent and 4 percent, respectively, when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of 9 percentage points and 7 percentage points, respectively, when compared to the same periods last year. Orders grew across nearly all product lines and services. Geographically, orders grew 14 percent in Asia Pacific excluding Japan and 6 percent in the Americas, but declined 7 percent in Japan with a 15 percentage point unfavorable foreign currency impact and declined 5 percent in Europe with a 17 percentage point unfavorable foreign currency impact for the three months ended April 30, 2015 when compared to the same period last year. Orders grew 12 percent in Asia Pacific excluding Japan and 6 percent in the Americas, but declined 8 percent in Japan with a 13 percentage point unfavorable foreign currency impact and declined 2 percent in Europe with a 13 percentage point unfavorable foreign currency impact for the six months ended April 30, 2015 when compared to the same period last year.
Agilent CrossLab business revenue for the three and six months ended April 30, 2015, decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2015 had an unfavorable impact of 8 percentage points and 6 percentage points, respectively, when compared to the same period last year. Currency adjusted revenues grew across all product lines and services, led by the double digit growth in LC columns and sample preparation products. Geographically, revenue grew 11 percent in Asia Pacific excluding Japan and 5 percent in the Americas, but declined 17 percent in Japan with a 13 percentage point unfavorable foreign currency impact and declined 12 percent in Europe with a 16 percentage point unfavorable foreign currency impact for the three months ended April 30, 2015 when compared to the same period last year. Revenue grew 10 percent in Asia Pacific excluding Japan and 7 percent in Americas, but declined 19 percent in Japan with a 13 percentage point unfavorable foreign currency impact and declined 4 percent in Europe with a 12 percentage point unfavorable foreign currency impact for the six months ended April 30, 2015 when compared to the same period last year. The double digit growth in Asia Pacific excluding Japan was driven by higher demand for our consumable products in India and Korea.
Looking forward, we expect strength in the pharmaceutical and biotechnology markets will offset weakness in the chemical and energy markets in the near term. Our strategic commitment to expanding and improving the partnerships we have with our customers should drive organic growth from our existing and growing customer base. With the recent launch of the Agilent CrossLab brand, we are optimistic that whilst this will help us with long-term market share growth, in the short-term, we will continue to bring innovation to our product and service portfolio, while also continuing to optimize gross margins as well as our R&D and marketing costs to help increase our operating margin.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Gross margin	49.6%	47.9%	49.9%	48.2%	2 ppts	2 ppts
Operating margin	21.5%	21.5%	21.1%	21.7%	—	(1) ppt

(in millions)
Research and development	$11	$11	$23	$23	—	—
Selling, general and administrative	$79	$74	$164	$146	6%	13%

Gross margins for products and services for the three and six months ended April 30, 2015, increased 2 percentage points for both periods, when compared to the same period last year. The increase in gross margins was primarily due to a favorable product mix consisting of a larger portion of consumable products, partially offset by an unfavorable foreign currency impact.
Research and development expenses for the three and six months ended April 30, 2015, were flat for both periods, when compared to the same period last year.
Selling, general and administrative expenses for the three and six months ended April 30, 2015, increased 6 percent and 13 percent, respectively, when compared to the same period last year. The increase was mainly due to the increase in allocated infrastructure costs following the Keysight separation as well as higher wages and commissions, which were then partially offset by favorable foreign currency movements.
Operating margins for products and services for the three and six months ended April 30, 2015, was flat and decreased 1 percentage point, respectively, when compared to the same period last year. The higher gross margin from the favorable product mix was more than offset by the increase in allocated infrastructure costs following the Keysight spin-off and by the increase in wages and commissions.

Income from Operations

Income from operations for the three and six months ended April 30, 2015, decreased $1 million and decreased $2 million, respectively, on a corresponding revenue decrease of $4 million and increase of $13 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2015 consisted of cash and cash equivalents of $2,197 million as compared to $3,028 million as of October 31, 2014, which included $810 million of cash and cash equivalents held by Keysight.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The separation agreement provided that prior to the distribution, Keysight made a cash distribution to Agilent in an amount equal to $900 million. The distribution of such cash to Agilent was intended to be a return of capital to Agilent that ensures that Keysight had approximately $700 million of total cash immediately following distribution. For the six months ended April 30, 2015, we transferred a net amount of $734 million to Keysight.

As of April 30, 2015, approximately $1,873 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $163 million for the six months ended April 30, 2015 compared to cash provided of $519 million for the same period in 2014 which included the cash provided by Keysight operating activities. In the six months ended April 30, 2015, we paid approximately $39 million under our variable and incentive pay programs, as compared to a total of $48 million paid out during the same period of 2014 which included $20 million of payments related to Keysight. Net cash paid for income taxes was approximately $79 million and $34 million in the six months ended April 30, 2015 and 2014, respectively. Income taxes, including for the Keysight business, were paid by Agilent in the six months ended April 30, 2014. The increase in cash paid for income taxes in the six months ended April 30, 2015 was due to tax payments related to the separation. For the six months ended April 30, 2015 and 2014, other assets and liabilities used cash of $127 million and $91 million, respectively. The usage of cash in the six months ended April 30, 2015 in other assets and liabilities was largely the result of changes in interest accruals, restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In the six months ended April 30, 2015, accounts receivable provided cash of $16 million compared to cash used of $3 million for the same period in 2014, which included $5 million of cash provided by Keysight.  Days’ sales outstanding increased to 54 days as of April 30, 2015 from 47 days compared to a year ago. Accounts payable used cash of $35 million for the six months ended April 30, 2015 compared to cash provided of $44 million, which included $26 million of cash provided by Keysight, in the same period in 2014. Cash used for inventory was $18 million for the six months ended April 30, 2015 compared to cash used of $56 million, which included $31 million cash used by Keysight, for the same period in 2014. Inventory days on-hand decreased to 104 days as of April 30, 2015 compared to 119 days as of the end of the same period last year.

We contributed approximately $26 million and $65 million (of which $35 million was paid on behalf of Keysight by Agilent) to our defined benefit plans in the six months ended April 30, 2015 and 2014, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $15 million to our defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $38 million for the six months ended April 30, 2015 as compared to net cash used in investing activities of $102 million, which included $34 million of cash used by Keysight. Investments in property, plant and equipment were $52 million for the six months ended April 30, 2015 compared to $98 million, which included $34 million of cash used by Keysight, in the same period of 2014. We expect that total capital expenditures for the current year will be approximately $110 million. Proceeds from sale of property, plant equipment were $ 11 million for the six months ended April 30, 2015 compared to $2 million, in the same period of 2014. We increased our investment in our equity method investment by $1million in the six months ended April 30, 2015. The loan to our equity method investment was $4 million in the six months ended April 30, 2014. Proceeds from a divestiture was $3 million in the six months ended April 30, 2015. In the six months ended April 30, 2015, there were no business acquisitions and intangibles assets, net of cash acquired, compared to $2 million paid in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2015 was $929 million compared to cash used of $140 million for the same period of 2014 mainly due to net cash transferred to Keysight.

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

For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million. For the six months ended April 30, 2014, 3 million shares were repurchased for $150 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program. The new share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. See also Note 18, "Subsequent Events".

Dividends

During the six months ended April 30, 2015, we paid cash dividends of $0.200 per common share or $67 million on the company's common stock. During the six months ended April 30, 2014, we paid cash dividends of $0.264 per common share or $88 million on the company's common stock.

On May 20, 2015 our board of directors declared a quarterly cash dividend of $ 0.100 per share of common stock, or approximately $33 million which will be paid on July 22, 2015 to all shareholders of record at close of business on June 30, 2015.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. As of April 30, 2015 the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended April 30, 2015.

As a result of the Dako acquisition, we have a credit facility in Danish Krone equivalent of $8 million with a Danish financial institution. No borrowings were outstanding under the facility as of April 30, 2015.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the three months ended April 30, 2015 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

As of April 30, 2015 our contractual obligations under “other purchase commitments” were approximately $65 million for next fiscal year as compared to $127 million as of October 31, 2014 as reported in our Annual Report on Form 10-K. Approximately $33 million of those commitments as of October 31, 2014 were transferred to Keysight on separation. The remaining reduction in other purchase commitments of $29 million was largely the result of a decrease in the termination liability of an existing material contract in the second quarter of 2015. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel contracts without penalties. For those contracts that are not cancelable without penalties, we are disclosing the termination fees and costs or commitments for continued spending that  we are obligated to pay to a supplier under each contract’s termination period before such contract can be cancelled.

In the first six months of 2015, our other contractual commitments were reduced by the amounts transferred to Keysight as indicated in our 2014 Annual Report on Form 10-K. There were no other substantial changes from our other contractual commitments in the first six months of 2015 following the separation of Keysight. We have contractual commitments for non- cancelable operating leases. We have no other material non- cancelable guarantees or commitments.

Other long-term liabilities include $291 million and $282 million related to uncertain tax positions of continuing operations as of April 30, 2015 and October 31, 2014, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit adjustment.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 55 percent and 51 percent of our revenues were generated in U.S. dollars during the three months ended April 30, 2015 and 2014. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 5 percentage points in the six months ended April 30, 2015. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2015, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2015, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. A large amount of our orders are back-end loaded toward the end of our second and fourth fiscal quarters and their timing may be influenced by the sales incentive programs we have in place. In addition, our revenues and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

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

Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenues and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenues by approximately 5 percentage points in the six months ended April 30, 2015. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We centralized most of our accounting and tax processes to two locations: India and Malaysia. These processes include general accounting, cost accounting, accounts payable, accounts receivables and tax functions. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Transactions such as acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and the retention of key customers.

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

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Agilent products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

Integrating Dako A/S may be more difficult, costly or time consuming than expected and our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition and integration of Dako. In addition, the operation of Dako within Agilent may be a difficult, costly and time-consuming process that involves a number of risks, including, but not limited to:

•	our response to significant competitive pressure;

•	difficulties in meeting new product timelines;

•	the ability to grow in emerging markets;

•	increased exposure to certain governmental regulations and compliance requirements;

•
increased costs to address certain governmental regulations and compliance issues, such as the United States Food and Drug Administration (“FDA”) warning letter received in August 2013 which has now been lifted by the FDA;

•	increased costs and use of resources; and

•
difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel.

Even if we are able to successfully operate Dako within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the Dako acquisition and integration may not contribute to our earnings as expected, we may not achieve our operating margin targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain including logistics services, may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues, unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

In August 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $38 million secured mortgage. We also are a party to a five-year senior unsecured revolving credit facility which expires in September 2019 and under which we may borrow up to $400 million and a Danish Krone denominated credit facility equivalent to $8 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

As of April 30 2015, we had cash and cash equivalents of approximately $2.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2015.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
	(a)	(b)	(c)	(d)
Feb. 1, 2015 through Feb. 28, 2015	592,547	$41.20	592,547	N/A
Mar. 1, 2015 through Mar. 31, 2015	2,610,869	$41.27	2,610,869	N/A
Apr. 1, 2015 through Apr. 30, 2015	929,474	$41.66	929,474	N/A
Total	4,132,890	$41.35	4,132,890

(1)
On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The existing program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. The existing program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

(2)
On May 28, 2015 we announced that our board of directors authorized a new share repurchase program (the "2015 Repurchase Program"). The 2015 Repurchase Program authorizes the purchase of up to $1.14 billion of the company's common stock through and including November 1, 2018. The Repurchase Program will commence at the option of the company, on either (1) November 1, 2015 or (2) the date in which we complete the purchase of $365 million of common stock under the existing share repurchase program in fiscal 2015. Upon commencement, the 2015 Repurchase Program replaces our existing share repurchase program. The 2015 Repurchase Program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

(3)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 58 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 5, 2015	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 5, 2015	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
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