Form 10-Q
period 2015-07-31
AGILENT TECHNOLOGIES INC
filed 2015-09-02
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2015
COMMON STOCK, $0.01 PAR VALUE	331,403,231

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net revenue:
Products	$798	$795	$2,372	$2,376
Services and other	216	214	631	629
Total net revenue	1,014	1,009	3,003	3,005
Costs and expenses:
Cost of products	380	384	1,140	1,147
Cost of services and other	121	123	357	361
Total costs	501	507	1,497	1,508
Research and development	79	86	248	261
Selling, general and administrative	290	285	892	887
Total costs and expenses	870	878	2,637	2,656
Income from operations	144	131	366	349
Interest income	2	3	6	7
Interest expense	(17)	(28)	(50)	(87)
Other income (expense), net	(1)	(21)	15	(18)
Income from continuing operations before taxes	128	85	337	251
Provision for income taxes	23	22	42	27
Income from continuing operations	105	63	295	224
Income (loss) from discontinued operations, net of tax expense (benefit) of $0, $15, $(2) and $53	(2)	84	(37)	257
Net income	$103	$147	$258	$481

Net income per share - basic:
Income from continuing operations	$0.32	$0.19	$0.88	$0.67
Income (loss) from discontinued operations	(0.01)	0.25	(0.11)	0.77
Net income per share - basic	$0.31	$0.44	$0.77	$1.44

Net income per share - diluted:
Income from continuing operations	$0.31	$0.19	$0.88	$0.66
Income (loss) from discontinued operations	—	0.24	(0.11)	0.76
Net income per share - diluted	$0.31	$0.43	$0.77	$1.42

Weighted average shares used in computing net income per share:
Basic	332	334	334	333
Diluted	334	338	336	338

Cash dividends declared per common share	$0.100	$0.132	$0.300	$0.396

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net income	$103	$147	$258	$481
Other comprehensive income (loss):
Unrealized gain on investments, net of tax expense of $0, $(2), $0 and $(1)	—	8	—	8
Amounts reclassified into earnings related to investments, net of tax of $0, $0, $0 and $0	—	(1)	—	(1)
Unrealized gain on derivative instruments, net of tax expense of $(2), $(1), $(4) and $0	1	2	7	1
Amounts reclassified into earnings related to derivative instruments, net of tax (expense) benefit of $2, $0, $5 and $(1)	(1)	1	(9)	1
Foreign currency translation, net of tax (expense) benefit of $1, $(1), $8 and $(1)	(66)	(92)	(337)	(59)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $(2), $(4), $(6) and $(10)	7	11	17	36
Change in net prior service benefit, net of tax benefit of $1, $4, $4 and $12	(3)	(8)	(8)	(24)
Other comprehensive loss	(62)	(79)	(330)	(38)
Total comprehensive income (loss)	$41	$68	$(72)	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,075	$2,218
Accounts receivable, net	584	626
Inventory	545	574
Other current assets	274	261
Current assets of discontinued operations	—	1,821
Total current assets	3,478	5,500
Property, plant and equipment, net	587	631
Goodwill	2,366	2,507
Other intangible assets, net	484	649
Long-term investments	88	96
Other assets	248	283
Non-current assets of discontinued operations	—	1,165
Total assets	$7,251	$10,831
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$248	$302
Employee compensation and benefits	186	228
Deferred revenue	265	260
Other accrued liabilities	154	289
Current liabilities of discontinued operations	—	623
Total current liabilities	853	1,702
Long-term debt	1,655	1,663
Retirement and post-retirement benefits	168	209
Other long-term liabilities	469	522
Long-term liabilities of discontinued operations	—	1,434
Total liabilities	3,145	5,530
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 611 million shares at July 31, 2015 and 608 million shares at October 31, 2014 issued	6	6
Treasury stock at cost; 279 million shares at July 31, 2015 and 273 million shares at October 31, 2014	(10,074)	(9,807)
Additional paid-in-capital	9,029	8,967
Retained earnings	5,474	6,466
Accumulated other comprehensive loss	(332)	(334)
Total stockholders' equity	4,103	5,298
Non-controlling interest	3	3
Total equity	4,106	5,301
Total liabilities and equity	$7,251	$10,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net income	$258	$481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	193	291
Accelerated amortization of interest rate swap gain (due to early redemption of debt)	—	(8)
Share-based compensation	43	77
Excess tax benefit from share-based plans	(5)	(3)
Deferred taxes	(15)	18
Excess and obsolete inventory related charges	20	39
Other non-cash (income) expense, net	13	(6)
Changes in assets and liabilities:
Accounts receivable	1	—
Inventory	(18)	(73)
Accounts payable	(47)	(29)
Employee compensation and benefits	(27)	(32)
Other assets and liabilities	(162)	(208)
Net cash provided by operating activities	254	547

Cash flows from investing activities:
Investments in property, plant and equipment	(71)	(162)
Proceeds from sale of property, plant and equipment	11	14
Payment to acquire equity method investment	(1)	(25)
Payment in exchange for convertible note	(2)	—
Change in restricted cash and cash equivalents, net	1	1
Proceeds from sale of investments	—	1
Proceeds from divestitures	3	2
Acquisitions of businesses and intangible assets, net of cash acquired	(66)	(3)
Net cash used in investing activities	(125)	(172)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	57	136
Payment of dividends	(100)	(132)
Excess tax benefit from share-based plans	5	3
Net transfer of cash and cash equivalents to Keysight	(734)	—
Proceeds from short-term borrowings	—	35
Proceeds from revolving credit facility	—	50
Repayment of revolving credit facility	—	(50)
Repayment of senior notes	—	(500)
Treasury stock repurchases	(267)	(200)
Net cash used in financing activities	(1,039)	(658)

Effect of exchange rate movements	(43)	(1)

Net decrease in cash and cash equivalents	(953)	(284)

Change in cash and cash equivalents within current assets of discontinued operations	810	—

Cash and cash equivalents at beginning of period	2,218	2,675
Cash and cash equivalents at end of period	$2,075	$2,391

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2015 and 2014 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2015 and October 31, 2014, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014, condensed consolidated statement of operations for the three and nine months ended July 31, 2015 and 2014, and condensed consolidated statement of cash flows for the nine months ended July 31, 2015 and 2014.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $43 million and $53 million as of July 31, 2015 and October 31, 2014, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure. The chemical analysis segment contained one reporting unit and there were two reporting units under the life sciences and diagnostics segment. Within the life sciences and diagnostic business the first reporting unit related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our goodwill impairment testing in 2015, we assess for potential impairment of goodwill within our three new reporting units resulting from our reorganization. In the three and nine months ended July 31, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill and therefore there was no impairment of goodwill during the three and nine months ended July 31, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and nine months ended July 31, 2015 and 2014.

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

The disposal of Keysight meets the definition of a discontinued operation under both the existing and amended accounting guidance.

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

In July 2015, FASB issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet.  Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods beginning after December 15, 2017. We do not expect to have an impact to our consolidated financial statements by adopting this amended guidance, as the new guidance aligns with our current practice of using net realizable value as our estimate of market value.

In July 2015, FASB announced that the implementation date of Topic 606, Revenue from Contracts with Customers, would be delayed by one year.   It will now be effective for annual and interim periods beginning after December 15, 2017.  Early adoption is now permitted for fiscal years beginning after December 15, 2016.  We are evaluating the impact of adopting this guidance to our consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

The following table summarizes results from discontinued operations of Keysight included in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Net revenue	$—	$757	$—	$2,171
Costs and expenses	2	659	39	1,863
Operating income (loss)	(2)	98	(39)	308
Other income (expense), net	—	1	—	2
Income (loss) from discontinued operations before tax	(2)	99	(39)	310
Provision (benefit) for income taxes	—	15	(2)	53
Net income (loss) from discontinued operations	$(2)	$84	$(37)	$257

Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $2 million and $39 million for the three and nine months ended July 31, 2015, respectively. Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $58 million and $115 million for the three and nine months ended July 31, 2014, respectively. In the three and nine months ended July 31, 2015 only those costs incurred to effect the separation have been included. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

In addition, $332 million of accumulated other comprehensive loss, net of income taxes, primarily related to pension and other post retirement benefits plans and currency translation was also transferred to Keysight together with $28 million of additional paid in capital related to share based compensation windfall tax benefits. The removal of Keysight net assets and equity related adjustments is presented as a reduction in Agilent's retained earnings and represents a non cash financing activity excluding cash transferred. See Note 5 “Income Taxes” for tax implications and adjustments due to the distribution and Note 4 “Share Based Compensation” for changes to share based compensation awards as a result of the distribution of Keysight.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Agreement provides that each of the parties will be responsible for their respective former and current employees and compensation plans for such current employees.

Under the terms of the Transition Services Agreement, we agreed to provide administrative, site services, information technology systems and various other corporate and support services to Keysight over the period of 12-18 months after the separation on a cost or cost-plus basis. The most significant component of the service income is the provision of IT services that was completed by the end of the second quarter of 2015. In total we have recorded income for all services provided to Keysight of approximately $12 million. In addition, Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.  In the three and nine months ended July 31, 2015 other income (expense), net includes $3 million and $21 million, respectively, of income in respect of the provision of services to, and lease income from Keysight.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Cost of products and services	$2	$2	$9	$11
Research and development	1	1	4	6
Selling, general and administrative	7	8	31	31
Share-based compensation expense in continuing operations	$10	$11	$44	$48
Share-based compensation expense in discontinued operations	—	9	—	31
Total share-based compensation expense	$10	$20	$44	$79

At July 31, 2015 and October 31, 2014, there was no share-based compensation capitalized within inventory. For the three and nine months ended July 31, 2015, the windfall tax benefit realized from exercised stock options and similar awards was $5 million and arose due the filing of the U.S. federal tax return for fiscal year 2014 and resulting from return to provision adjustments. For the three and nine months ended July 31, 2014, the windfall tax benefit realized from exercised stock options and similar awards was zero and $3 million, respectively. During the three months ended July 31, 2014 an out of period adjustment was recorded to reverse previously recognized windfall tax benefits in the amount of $23 million. Approximately $11 million of the reversal was related to the favorable settlement of a tax authority examination in the three months ended January 31, 2014. The remainder resulted from the correction of the computation of cash tax benefit realized in prior years. The correction is not considered material to current or prior periods.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Stock Option Plans:
Weighted average risk-free interest rate	—	1.7%	1.7%	1.7%
Dividend yield	—	1%	1%	1%
Weighted average volatility	—	38%	28%	39%
Expected life	—	5.8yrs	5.5 yrs	5.8 yrs
LTPP:
Volatility of Agilent shares	25%	36%	25%	36%
Volatility of selected peer-company shares	12%-57%	13%-57%	12%-57%	13%-57%
Price-wise correlation with selected peers	37%	47%	37%	47%

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

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 18.0 percent and 12.5 percent for the three and nine months ended July 31, 2015, respectively. The company's effective tax rate from continuing operations was 25.9 percent and 10.8 percent for the three and nine months ended July 31, 2014, respectively. The income tax expense from continuing operations was $23 million and $42 million for the three and nine months ended July 31, 2015, respectively. The income tax expense from continuing operations was $22 million and $27 million for the three and nine months ended July 31, 2014, respectively.

The income tax provision from continuing operations for the three and nine months ended July 31, 2015 included net discrete tax expense of $1 million and net discrete tax benefit of $21 million, respectively. The net discrete tax expense for the three months ended July 31, 2015 included $1 million of tax expense related primarily to return to provision adjustments. In addition to the aforementioned, the net discrete tax benefit of the nine months ended July 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $5 million of other discrete tax expense primarily related to the accrual of interest expense associated with uncertain tax positions. Also included were out of period adjustments of $13 million of tax benefit related to a tax rate change in Denmark, $4 million of tax expense attributable to an error discovered on a

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

prior year U.S. tax return and $4 million tax expense related to foreign deferred tax assets. The out of period adjustments are not considered to be material to current or prior periods.

The income tax provision for the three and nine months ended July 31, 2014 included a net discrete benefit of $9 million and net discrete benefit of $40 million, respectively. The $9 million net discrete tax benefit for the three months ended July 31, 2014 included a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes. In addition, we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of tax basis of land in the U.K, a $3 million tax benefit related to corrections to transfer pricing for tax years 2012 and 2013, a $4 million tax expense related primarily to the return to provision adjustments in the U.S. and a $3 million tax expense to correct tax related balance sheet accounts.

In the nine months ended July 31, 2014, the $40 million net discrete tax benefit included a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes and a $50 million tax benefit primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The remaining $14 million of discrete tax expense for the nine months ended July 31, 2014 included $10 million tax expense related to corrections to transfer pricing for tax years 2012 and 2013, a $9 million tax benefit related to the correction of tax basis of land in the U.K., a $4 million tax expense related to international tax rate changes and return to provision adjustments, a $4 million tax expense related primarily to the return to provision adjustments in the U.S., a $3 million tax expense to correct tax related balance sheet accounts, and a $2 million tax expense related to a state tax reserve interest adjustment. None of the out of period adjustments are considered to be material to current or prior periods.

On November 1, 2014, Agilent transferred deferred tax assets of $238 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent. In addition, in the three months ended July 31, 2015, a $6 million return to provision adjustment for Keysight associated with bonus depreciation was recognized through retained earnings.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $61 million principally related to the repatriation of foreign earnings. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

The IRS is expected to complete  its examination of our U.S. income tax returns for tax  years 2008 through 2011 during the fourth quarter of 2015.  We expect to make a payment of approximately $12 million as part of closing the exam.  In the third quarter of 2015 we reclassified $12 million of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expect to pay within the next twelve months.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement which will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

On July 27, 2015, the U.S. Tax Court invalidated a U.S. Treasury regulation requiring the inclusion of stock-based compensation in certain intercompany cost-sharing agreements. We are currently evaluating the impact of this decision on our current and historical tax filing positions. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statutes of limitations in various jurisdictions.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Numerator:
Income from continuing operations	$105	$63	295	$224
Income (loss) from discontinued operations	(2)	84	(37)	257
Net income	$103	$147	$258	$481
Denominator:
Basic weighted-average shares	332	334	334	333
Potential common shares— stock options and other employee stock plans	2	4	2	5
Diluted weighted-average shares	334	338	336	338

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2015, 1.2 million and 856,900 options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. For the three and nine months ended July 31, 2014, no options to purchase shares were excluded from the calculation of diluted earnings per share for both periods. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and nine months ended July 31, 2015, 80,900 and 487,100 additional shares were excluded from the calculation of diluted earnings per share. For the three and nine months ended July 31, 2014, 125,900 and 480,300 additional shares were excluded from the calculation of diluted earnings per share, respectively.

7. INVENTORY

	July 31, 2015	October 31, 2014
	(in millions)
Finished goods	$361	$366
Purchased parts and fabricated assemblies	184	208
Inventory	$545	$574

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2015:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2014	$668	$1,345	$494	$2,507
Foreign currency translation impact	(16)	(169)	(11)	(196)
Goodwill arising from acquisitions	—	55	—	55
Goodwill as of July 31, 2015	$652	$1,231	$483	$2,366

The components of other intangibles as of July 31, 2015 and October 31, 2014 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Purchased technology	$880	$475	$405
Trademark/Tradename	167	52	115
Customer relationships	368	257	111
Total amortizable intangible assets	1,415	784	631
In-Process R&D	18	—	18
Total	$1,433	$784	$649
As of July 31, 2015:
Purchased technology	844	551	293
Trademark/Tradename	155	61	94
Customer relationships	363	291	72
Total amortizable intangible assets	1,362	903	459
In-Process R&D	25	—	25
Total	$1,387	$903	$484

During the nine months ended July 31, 2015, we recorded additions to goodwill of $55 million and to other intangible assets of $13 million related to the single acquisition of the company, Cartagenia, a leading provider of software and services for clinical genetics and molecular pathology laboratories for €60 million, which closed in May. During the nine months ended July 31, 2015, other intangible assets decreased $59 million, due to the impact of foreign exchange translation.

Amortization expense of intangible assets was $38 million and $119 million for the three and nine months ended July 31, 2015, respectively. Amortization expense of intangible assets was $46 million and $144 million for the three and nine months ended July 31, 2014, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2015 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2015	$37
2016	$131
2017	$92
2018	$61
2019	$46
2020	$36
Thereafter	$56

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2015 were as follows:

		Fair Value Measurement at July 31, 2015 Using
	July 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,465	$1,465	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,510	$1,500	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$43	$—	$43	$—

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Impairment of Investments. There were no impairments for investments for the three and nine months ended July 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2015 and 2014, there were no impairments of long-lived assets held and used. For the three and nine months ended July 31, 2015 and 2014, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of July 31, 2015, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at July 31, 2015 was $2 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at July 31, 2015 was $20 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2015 and 2014 was not significant. For the three and nine months ended July 31, 2015 and 2014 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at July 31, 2015 was $2 million

Other Hedges

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2015, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2015.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 58 foreign exchange forward contracts open as of July 31, 2015 and designated as cash flow hedges. There were 159 foreign exchange forward contracts open as of July 31, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2015 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(36)	$169	$(59)
British Pound	(25)	(6)	(4)
Canadian Dollar	(29)	—	(2)
Australian Dollar	6	14	(3)
Malaysian Ringgit	—	(2)	—
Japanese Yen	(69)	4	(1)
American Dollar	—	—	31
Other	—	4	3
Totals	$(153)	$183	$(35)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2015 and October 31, 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2015	October 31, 2014	Balance Sheet Location	July 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$9	Other accrued liabilities	$1	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$1	Other accrued liabilities	$7	$3
Total derivatives	$10	$10		$8	$4

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	$3	$3	$11	$1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$3	$(1)	$14	$(2)
Derivatives not designated as hedging instruments:
Loss recognized in other income (expense)	$(3)	$(8)	$(20)	$(4)

The estimated amount of existing net gain at July 31, 2015 that is expected to be reclassified from other comprehensive income to cost of sales within the next twelve months is $6 million.

11.   EXIT OF NMR BUSINESS

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our NMR product line within our life sciences and applied markets segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. After including employee reductions due to attrition and the application to open positions and acceptance of employment within the company of some employees previously affected, we have approximately 60 employees that are pending termination under the above actions as of July 31, 2015. We expect to complete these restructuring activities by early fiscal 2016.

A summary of total “NMR” restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Special Charges Related to Inventory and Others	Total
	(in millions)
Balance as of October 31, 2014	$14	$3	$17
Income statement expense (reversal)	(2)	11	9
Inventory charges and other	—	(7)	(7)
Cash payments	(9)	(1)	(10)
Balance as of July 31, 2015	$3	$6	$9

The restructuring and other special accruals related to the NMR closure, which totaled $9 million at July 31, 2015, are recorded in other accrued liabilities on the condensed consolidated balance sheet. These balances reflect estimated future cash outlays.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Components of net periodic costs. For the three and nine months ended July 31, 2015 and 2014, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$6	$12	$4	$9	$1	$1
Interest cost on benefit obligation	3	8	6	19	1	3
Expected return on plan assets	(7)	(16)	(10)	(30)	(2)	(6)
Amortization:
Actuarial losses	2	—	6	11	1	4
Prior service cost	(1)	(3)	—	—	(3)	(9)
Total net plan costs	$3	$1	$6	$9	$(2)	$(7)
Summary of net plan costs:
Continuing operations	3	—	6	6	(2)	(4)
Discontinued operations	—	1	—	3	—	(3)
Total net plan costs	$3	$1	$6	$9	$(2)	$(7)

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost—benefits earned during the period	$18	$36	$12	$27	$3	$3
Interest cost on benefit obligation	10	24	18	56	3	9
Expected return on plan assets	(21)	(48)	(31)	(88)	(6)	(17)
Amortization:
Actuarial losses	4	—	19	33	3	11
Prior service cost	(3)	(9)	—	—	(9)	(27)
Total net plan costs	$8	$3	$18	$28	$(6)	$(21)
Summary of net plan costs:
Continuing operations	8	—	18	19	(6)	(12)
Discontinued operations	—	3	—	9	—	(9)
Total net plan costs	$8	$3	$18	$28	$(6)	$(21)

We contributed zero and $15 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2015, respectively. We contributed $9 million and $20 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2015, respectively.

We contributed zero and $15 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2014, respectively. We contributed $7 million and $22 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2014, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2015 and we expect to contribute $6 million to our non-U.S. defined benefit plans during the remainder of 2015.

13. WARRANTIES AND CONTINGENCIES

Warranties

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our condensed consolidated balance sheet. Our standard warranty terms typically extend to one year from the date of delivery, depending on the product.

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2015	2014
	(in millions)
Beginning balance as of November 1	$30	$31
Accruals for warranties including change in estimate	38	31
Settlements made during the period	(39)	(34)
Ending balance as of July 31	$29	$28

Accruals for warranties due within one year	$27	$25
Accruals for warranties due after one year	2	3
Ending balance as of July 31	$29	$28

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

14. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of July 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2015.

We also have a credit facility in Danish Krone equivalent of $7 million with a Danish financial institution. No borrowings were outstanding under the facility as of July 31, 2015.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2015			October 31, 2014
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$2	$102	$100	$3	$103
2020 Senior Notes	499	20	519	499	22	521
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$22	$1,618	$1,596	$25	$1,621

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2015 as compared to the senior notes described

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2015 and October 31, 2014 are detailed above.

Other Debt

As of July 31, 2015 and October 31, 2014, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $37 million and $42 million, respectively, aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares.

For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million. For the nine months ended July 31, 2014, 4 million shares were repurchased for $200 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 share repurchase program will commence, at the option of the company, on either November 1, 2015, or the date on which we complete the purchase of the remaining $98 million for a total of $365 million of common stock in fiscal 2015 under the existing stock repurchase program. Upon commencement, the 2015 share repurchase program replaces our existing stock repurchase program, which authorized the repurchase of shares to reduce or eliminate share dilution from equity programs. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

Cash Dividends on Shares of Common Stock

During the nine months ended July 31, 2015, we paid cash dividends of $0.300 per common share or $100 million on the company's common stock. During the nine months ended July 31, 2014, we paid cash dividends of $0.396 per common share or $132 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2015	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2015	$—	$(124)	$167	$(317)	$4	$(270)

Other comprehensive income (loss) before reclassifications	—	(67)	—	—	3	(64)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(4)	9	(3)	2

Tax (expense) benefit	—	1	1	(2)	—	—

Other comprehensive income (loss)	—	(66)	(3)	7	—	(62)

As of July 31, 2015	$—	$(190)	$164	$(310)	$4	$(332)

Nine Months Ended July 31, 2015

As of October 31, 2014	$17	$156	$255	$(771)	$9	$(334)
Transfer to Keysight	(17)	(9)	(83)	444	(3)	332
Balance after transfer to Keysight	—	147	172	(327)	6	(2)

Other comprehensive income (loss) before reclassifications	—	(345)	—	(3)	11	(337)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(12)	26	(14)	—

Tax (expense) benefit	—	8	4	(6)	1	7

Other comprehensive income (loss)	—	(337)	(8)	17	(2)	(330)

As of July 31, 2015	$—	$(190)	$164	$(310)	$4	$(332)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2015 and 2014 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)				statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Unrealized gain on investments	$—	$1	$—	$1	Other income (expense), net
	—	1	—	1	Total before income tax
	—	—	—	—	Provision for income tax
	—	1	—	1	Total net of income tax

Unrealized gains and (losses) on derivatives	$3	$(1)	$14	$(2)	Cost of products
	3	(1)	14	(2)	Total before income tax
	(2)	—	(5)	1	(Provision)/benefit for income tax
	1	(1)	9	(1)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(9)	(15)	(26)	(46)
Prior service benefit	4	12	12	36
	(5)	(3)	(14)	(10)	Total before income tax
	1	—	2	—	Benefit for income tax
	(4)	(3)	(12)	(10)	Total net of income tax

Total reclassifications for the period	$(3)	$(3)	$(3)	$(10)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our Pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following tables reflect the results of our reportable segments under our management reporting system. The performance of each segment is measured based on several metrics, including segment income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended July 31, 2015:
Total net revenue	$511	$167	$336	$1,014
Segment income from operations	$95	$28	$76	$199
Three months ended July 31, 2014:
Total net revenue	$507	$166	$336	$1,009
Segment income from operations	$84	$22	$84	$190

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Nine months ended July 31, 2015:
Total net revenue	$1,531	$484	$988	$3,003
Segment income from operations	$277	$54	$213	$544
Nine months ended July 31, 2014:
Total net revenue	$1,539	$491	$975	$3,005
Segment income from operations	$260	$67	$223	$550

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in millions)
Total reportable segments’ income from operations	$199	$190	$544	$550
Acceleration of share-based compensation related to workforce reduction	—	—	(2)	—
Transformational initiatives	(12)	(7)	(41)	(18)
Amortization of intangibles	(38)	(46)	(119)	(144)
Acquisition and integration costs	(4)	(2)	(6)	(10)
Business exit and divestiture costs (primarily our NMR business)	—	—	(11)	—
Pre-separation costs	—	(4)	—	(8)
Other	(1)	10	1	9
Interest income	2	3	6	7
Interest expense	(17)	(28)	(50)	(87)
Other income (expense), net	(1)	(21)	15	(18)
Unallocated corporate charges	—	(10)	—	(30)
Income from continuing operations before taxes, as reported	$128	$85	$337	$251

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of July 31, 2015	$1,531	$2,044	$991	$4,566
As of October 31, 2014	$1,663	$2,302	$1,001	$4,966

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease income from Keysight, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers and out sourcing, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension plans, our cost-control activities, timing of completion of our restructuring programs, timing of savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Total orders for the three and nine months ended July 31, 2015 decreased 6 percent and 1 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2015, had an unfavorable impact on orders of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact on orders of approximately 2 percentage points in both the three and nine months ended July 31, 2015 was due to the NMR business which we are exiting. For the three months ended July 31, 2015, life sciences and applied markets orders decreased 11 percent, diagnostics and genomics orders decreased 1 percent and Agilent CrossLab™ ("Agilent CrossLab") orders decreased 2 percent when compared to the same period last year. For the three months ended July 31, 2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets, 9 percentage points in diagnostics and genomics and 8 percentage points in Agilent CrossLab. For the nine months ended July 31, 2015, life sciences and applied markets orders decreased 4 percent, diagnostics and genomics orders decreased 1 percent and Agilent CrossLab orders increased 2 percent when compared to the same period last year. For the nine months ended July 31, 2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets, 8 percentage points in diagnostics and genomics and 7 percentage points in Agilent CrossLab.

We will no longer report orders in our periodic filings with the U.S. Securities and Exchange Commission or our quarterly earnings press release starting in the fourth quarter of 2015.  This change reflects feedback from several of our largest shareholders and was also driven by the fact that we were the only company amongst our peers to report orders.  The other financial metrics included in our reporting provide comprehensive detail of our performance.

Net revenue of $1,014 million for the three months ended July 31, 2015 increased 1 percent when compared to the same period last year. Net revenue of $3,003 million for the nine months ended July 31, 2015 was flat when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2015 had an unfavorable impact on revenue of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact on revenue of approximately 1 percentage point in both the three and nine months ended July 31, 2015 was due to the NMR business which we are exiting.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue increased 1 percent and declined 1 percent in the life sciences and applied markets business for the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of approximately 5 percentage points in both the three and nine months ended July 31, 2015. For the three and nine months ended July 31, 2015 and excluding the impact of currency movements, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market. Within the applied markets, and excluding the impact of foreign currency movements, there was revenue growth in forensics and environmental, but declines in chemical and energy in the three and nine months ended July 31, 2015.

The diagnostics and genomics business is comprised of three areas of activity. First, our Dako business is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue was flat and decreased 2 percent within the diagnostics and genomics business in the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 10 percentage points and 8 percentage points in the three and nine months ended July 31, 2015, respectively. Excluding the impact of foreign currency movements, revenue from the diagnostics and clinical market reported strong growth in both the three and nine months ended July 31, 2015.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent CrossLab was flat and increased 1 percent in the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 8 percentage points and 7 percentage points in the three and nine months ended July 31, 2015, respectively. In line with our other businesses and excluding the impact of foreign currency movements, revenue grew in the pharmaceutical and biotechnology market in the three and nine months ended July 31, 2015 when compared to the same periods last year. Within the applied markets there was also improvement in forensics and environmental but a modest decline in chemical and energy in the three and nine months ended July 31, 2015 when compared to the same periods last year.

Net income from continuing operations for the three and nine months ended July 31, 2015 was $105 million and $295 million, respectively, compared to $63 million and $224 million for the corresponding periods last year. In the nine months ended July 31, 2015, cash generated from operations was $254 million.

For the nine months ended July 31, 2015 and 2014, cash dividends of $100 million and $132 million were paid on the company's outstanding common stock, respectively. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million. For the nine months ended July 31, 2014, 4 million shares were repurchased for $200 million. All such shares and related costs are held as treasury stock and accounted for using the cost method. On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 share repurchase program will commence, at the option of the company, on either November 1, 2015, or the date on which we complete the purchase of the remaining $98 million for a total of $365 million of common stock in fiscal 2015 under the existing stock repurchase program. Upon commencement, the 2015 share repurchase program replaces our existing stock repurchase program, which authorized the repurchase of shares to reduce or eliminate share dilution from equity programs. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

We have introduced an improvement initiative to transform a number of the company's operations. It is expected that these actions, including the previously announced NMR restructuring program, will produce savings of approximately $50 million in total in 2015. In the nine months ended July 31, 2015 approximately $35 million of savings have been realized as a result of these actions.

Looking forward, we expect to focus on organic growth and expand the operating margin of our businesses. In addition, we anticipate returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 6 percentage points in the nine months ended July 31, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2015,  reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We anticipate that changes in foreign currency exchange rates will continue to have an unfavorable impact on our performance for the near future. If the current exchange rates were to continue for the remainder of the year, we would anticipate a negative impact on our annual revenue of approximately 6 percentage points when compared to last year.

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

In fiscal year 2014, we assessed goodwill impairment for three reporting units under our previous reporting structure. The chemical analysis segment contained one reporting unit and there were two reporting units under the life sciences and diagnostics segment. Within the life sciences and diagnostic business the first reporting unit related to our life sciences business and the second related to our diagnostics business. We performed a qualitative test for goodwill impairment of our previous three reporting units as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. In connection with our goodwill impairment testing in 2015, we assess for potential impairment of goodwill within our three new reporting units resulting from our reorganization. In the three and nine months ended July 31, 2015 and 2014, there was no triggering event that would indicate that there was an impairment of goodwill and therefore there was no impairment of goodwill during the three and nine months ended July 31, 2015 and 2014.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2014. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. There was no impairment of indefinite-lived intangible asset during the three and nine months ended July 31, 2015 and July 31, 2014.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Exit of NMR Business

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and diagnostics segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. After including employee reductions due to attrition and the application to open positions and acceptance of employment within the company of some employees previously affected, we have approximately 60 employees that are pending termination under the above actions as of July 31, 2015. We expect to complete these restructuring activities by early fiscal 2016. Through the nine months ended July 31, 2015, the exit of the NMR business has positively impacted our operating profit by $11 million and is expected to impact operating profit by approximately $15 million in total in fiscal year 2015. As of July 31, 2015, approximately $12 million was paid to date under these restructuring activities.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 6 percentage points in the nine months ended July 31, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2015,  reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)
Orders	$953	$1,017	$2,987	$3,027	(6)%	(1)%
Net revenue:
Products	$798	$795	$2,372	$2,376	—	—
Services and other	216	214	631	629	1%	—
Total net revenue	$1,014	$1,009	$3,003	$3,005	1%	—

Total orders for the three and nine months ended July 31, 2015 decreased 6 percent and 1 percent, respectively, compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2015, had an unfavorable impact on orders of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact on orders of approximately 2 percentage points in both the three and nine months ended July 31, 2015 was due to the NMR business which we are exiting. For the three months ended July 31, 2015, life sciences and applied markets orders decreased 11 percent, diagnostics and genomics orders decreased 1 percent and Agilent CrossLab™ ("Agilent CrossLab") orders decreased 2 percent when compared to the same period last year. For the three months ended July 31, 2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets, 9 percentage points in diagnostics and genomics and 8 percentage points in Agilent CrossLab. For the nine months ended July 31, 2015, life sciences and applied markets orders decreased 4 percent, diagnostics and genomics orders decreased 1 percent and Agilent CrossLab orders increased 2 percent when compared to the same period last year. For the nine months ended July 31,

2015, foreign currency movements had an unfavorable impact on orders of approximately 5 percentage points in life sciences and applied markets, 8 percentage points in diagnostics and genomics and 7 percentage points in Agilent CrossLab.

Net revenue of $1,014 million for the three months ended July 31, 2015 increased 1 percent when compared to the same period last year. Net revenue of $3,003 million for the nine months ended July 31, 2015 was flat when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2015 had an unfavorable impact on revenue of approximately 7 and 6 percentage points, respectively, when compared to the same periods last year. In addition, an unfavorable impact on revenue of approximately 1 percentage point in both the three and nine months ended July 31, 2015 was due to the NMR business which we are exiting.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue increased 1 percent and declined 1 percent in the life sciences and applied markets business for the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of approximately 5 percentage points in both the three and nine months ended July 31, 2015. For the three and nine months ended July 31, 2015 and excluding the impact of currency movements, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market. Within the applied markets, and excluding the impact of foreign currency movements, there was revenue growth in forensics and environmental, but declines in chemical and energy in the three and nine months ended July 31, 2015.

The diagnostics and genomics business is comprised of three areas of activity. First, our Dako business is focused on pathology, companion diagnostics and reagent partnerships. Second the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue was flat and decreased 2 percent within the diagnostics and genomics business in the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 10 percentage points and 8 percentage points in the three and nine months ended July 31, 2015, respectively. Excluding the impact of foreign currency movements, revenue from the diagnostics and clinical market reported strong growth in both the three and nine months ended July 31, 2015.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue generated by Agilent CrossLab was flat and increased 1 percent in the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 8 percentage points and 7 percentage points in the three and nine months ended July 31, 2015, respectively. In line with our other businesses and excluding the impact of foreign currency movements, revenue grew in the pharmaceutical and biotechnology market in the three and nine months ended July 31, 2015 when compared to the same periods last year. Within the applied markets there was also improvement in forensics and environmental but a modest decline in chemical and energy in the three and nine months ended July 31, 2015 when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting. Services and other revenue increased 1 percent and remained flat in the three and nine months ended July 31, 2015, respectively, compared to the same periods last year. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Excluding the impact of foreign currency movements, service and other revenue increased in the three months ended July 31, 2015 when compared to the same periods last year due to increased instrument service contract renewals and laboratory productivity services.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
Total gross margin	50.6%	49.8%	50.2%	49.8%	1ppt	—
Operating margin	14.2%	13.0%	12.2%	11.6%	1ppt	1ppt

(in millions)
Research and development	$79	$86	$248	$261	(8)%	(5)%
Selling, general and administrative	$290	$285	$892	$887	2%	1%

Total gross margins for the three and nine months ended July 31, 2015 increased 1 percentage point and were flat, respectively, when compared to the same periods last year. In the three months ended July 31, 2015 gross margins with life sciences and applied markets business were flat, improved 1 percentage point in diagnostics and genomics and were 1 percentage point lower in Agilent CrossLab when compared to the same period last year. Increases in total gross margins for the three months ended July 31, 2015 were as a result of favorable product mix and lower manufacturing costs partially offset by the impact of unfavorable currency movements and higher logistic center costs. In the nine months ended July 31, 2015 gross margins with life sciences and applied markets business increased 1 percentage point, decreased 4 percentage points in diagnostics and genomics and increased 1 percentage point in Agilent CrossLab when compared to the same period last year. Total gross margins for the nine months ended July 31, 2015 were impacted by favorable product mix and lower manufacturing costs offset by higher regulation remediation costs, unfavorable currency movements and higher logistic center costs. Total operating margins increased 1 percentage point in both the three and nine months ended July 31, 2015, when compared to the same periods last year. In the three months ended July 31, 2015 operating margins with life sciences and applied markets business increased 2 percentage points, improved 3 percentage point in diagnostics and genomics and were 2 percentage points lower in Agilent CrossLab when compared to the same period last year. In the nine months ended July 31, 2015 operating margins with life sciences and applied markets business increased 1 percentage point, decreased 3 percentage points in diagnostics and genomics and decreased 1 percentage point in Agilent CrossLab when compared to the same period last year. In the three and nine months ended July 31, 2015 total operating margins increased due to improvements in gross margins, reductions in R&D costs and due to other operating expense controls.

Research and development expenses decreased 8 percent and 5 percent in the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. R&D expenditure decreased due to the impact of favorable foreign currency movements and savings from the exit from the NMR business offset by wage increases. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 2 percent and 1 percent for the three and nine months ended July 31, 2015, respectively, when compared to the same periods last year. Selling, general and administrative expenditure increased mostly due to the impact of wage increases, higher commissions and costs associated with business improvement and transformation initiatives offset by favorable foreign currency movements and the decline in NMR expenses due to the exiting of that business.

At July 31, 2015, our headcount was approximately 11,650 as compared to approximately 11,750 at July 31, 2014.

Other income (expense), net

In the three and nine months ended July 31, 2015 other income (expense), net includes $3 million and $21 million of income, respectively, in respect of the provision of certain IT and site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease income from Keysight over the next 4-5 years of approximately $13 million per year.

Income Taxes

The company’s effective tax rate from continuing operations was 18.0 percent and 12.5 percent for the three and nine months ended July 31, 2015, respectively. The company's effective tax rate from continuing operations was 25.9 percent and 10.8 percent for the three and nine months ended July 31, 2014, respectively. The income tax expense from continuing operations was $23 million and $42 million for the three and nine months ended July 31, 2015, respectively. The income tax expense from continuing operations was $22 million and $27 million for the three and nine months ended July 31, 2014, respectively.

The income tax provision from continuing operations for the three and nine months ended July 31, 2015 included net discrete tax expense of $1 million and net discrete tax benefit of $21 million, respectively. The net discrete tax expense for the three months ended July 31, 2015 included $1 million of tax expense related primarily to return to provision adjustments. In addition to the aforementioned, the net discrete tax benefit of the nine months ended July 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $5 million of other discrete tax expense primarily related to the accrual of interest expense associated with uncertain tax positions. Also included were out of period adjustments of $13 million of tax benefit related to a tax rate change in Denmark, $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return and $4 million tax expense related to foreign deferred tax assets. None of the out of period adjustments are considered to be material to current or prior periods.

The income tax provision for the three and nine months ended July 31, 2014 included a net discrete benefit of $9 million and net discrete benefit of $40 million, respectively. The $9 million net discrete tax benefit for the three months ended July 31,

2014 included a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes. In addition, we recorded out of period adjustments consisting of a $9 million tax benefit related to the correction of tax basis of land in the U.K, a $3 million tax benefit related to corrections to transfer pricing for tax years 2012 and 2013, a $4 million tax expense related primarily to the return to provision adjustments in the U.S. and a $3 million tax expense to correct tax related balance sheet accounts.

In the nine months ended July 31, 2014, the $40 million net discrete tax benefit included a $4 million tax benefit resulting from a deduction generated by the redemption of senior notes and a $50 million tax benefit primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The remaining $14 million of discrete tax expense for the nine months ended July 31, 2014 included $10 million tax expense related to corrections to transfer pricing for tax years 2012 and 2013, a $9 million tax benefit related to the correction of tax basis of land in the U.K., a $4 million tax expense related to international tax rate changes and return to provision adjustments, a $4 million tax expense related primarily to the return to provision adjustments in the U.S., a $3 million tax expense to correct tax related balance sheet accounts, and a $2 million tax expense related to a state tax reserve interest adjustment. None of the out of period adjustments are not considered to be material to current or prior periods.

On November 1, 2014, Agilent transferred deferred tax assets of $238 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent. In addition, for the three months ended July 31, 2015, a $6 million return to provision adjustment for Keysight associated with bonus depreciation was recognized through retained earnings.

In the U.S., tax years remain open back to the year 2008 for federal income tax purposes and the year 2000 for significant states. On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $61 million principally related to the repatriation of foreign earnings. Agilent's U.S. federal income tax returns for 2008 through 2011 are currently under audit by the IRS.

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

The IRS is expected to complete  its examination of our U.S. income tax returns for tax  years 2008 through 2011 during the fourth quarter of 2015.  We expect to make a payment of approximately $12 million as part of closing the exam.  In the third quarter of 2015 we reclassified $12 million of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expect to pay within the next twelve months.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement which will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

On July 27, 2015, the U.S. Tax Court invalidated a U.S. Treasury regulation requiring the inclusion of stock-based compensation in certain intercompany cost-sharing agreements. We are currently evaluating the impact of this decision on our current and historical tax filing positions. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statutes of limitations in various jurisdictions.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS")

systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)

Orders	$471	$527	$1,465	$1,518	(11)%	(4)%
Net revenue	$511	$507	$1,531	$1,539	1%	(1)%

Life sciences and applied markets business orders for the three and nine months ended July 31, 2015, decreased 11 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2015 had an unfavorable currency impact of 5 percentage points on order growth when compared to the same periods last year. Year-over year order performance for the three and nine months ended July 31, 2015 decreased due to an unfavorable currency impact mentioned above and as we exit the NMR business, a decline in order growth of approximately 3 percentage points. At the same time there was mixed performance across platforms. Geographically, order weakness was seen across all regions against strong growth in the same period last year. Orders declined 14 percent in the Americas, 14 percent in Europe with a 12 percentage point unfavorable currency impact, 25 percent in Japan with a 15 percentage point unfavorable currency impact, and 4 percent in Asia Pacific excluding Japan for the three months ended July 31, 2015 when compared to the same period last year. For the nine months ended July 31, 2015, orders increased 1 percent in Asia Pacific excluding Japan, but declined 1 percent in the Americas, 8 percent in Europe with a 10 percentage point unfavorable currency impact, and 17 percent in Japan with a 14 percentage point unfavorable currency impact.
Life sciences and applied markets business revenue for the three and nine months ended July 31, 2015, increased 1 percent and decreased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2015 had an unfavorable impact of 5 percentage points on revenue growth, respectively, compared to the same periods last year. Revenue performance, adjusted for the impact of currency movements, reflected broad strength across product platforms for both the three and nine months ended July 31, 2015. Geographically, revenue grew 7 percent in the Americas, 5 percent in Asia Pacific excluding Japan, and declined 11 percent in Europe with a 12 percentage point unfavorable currency impact and 12 percent in Japan with a 17 percentage point unfavorable currency impact for the three months ended July 31, 2015 compared to the same period last year. For the nine months ended, revenue grew 6 percent in the Americas, 4 percent in Asia Pacific excluding Japan, but declined 7 percent in Europe with a 10 percentage point unfavorable currency impact and 22 percent in Japan with a 13 percentage point unfavorable currency impact. Performance in the Americas was primarily driven by continued improvement in the U.S. pharmaceutical market with large firms upgrading to the new 1290 platform. Growth in Asia Pacific excluding Japan reflected overall conservative government spending due to the constrained funding environment and cautious investing from private customers, which are still in productivity and cost savings mode. Unfavorable currency fluctuations were the major factor negatively impacting Europe and Japan’s growth. Europe benefited from the continuation of strong pharmaceutical spending.
Our life sciences markets continued to see strength in the pharmaceutical and biotechnology markets led by growth in technology refresh deals, new product acceptance, and ongoing demand across the spectrum of specialty, mid and large size pharmaceutical companies. In the life science research market, the recovery we expected did not materialize as government budgets remain the same with last year. Applied end-market performance was led by continued government spending in environmental and forensics, and moderate growth in the food market. Growth in our environmental market was driven by China’s focus to develop new monitoring methods and legislation. Our forensics market reflected improved government spending in state and federal budgets. Chemical and energy remained weak, due to reduced investments in oil exploration. We also saw cautious spending in the downstream refining and chemical segments, driven by macroeconomic concerns.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect our sales funnels to continue to strengthen, given a number of significant new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio.
Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months

Gross margin	55.6%	55.2%	55.9%	55.3%	—	1 ppt
Operating margin	18.7%	16.5%	18.1%	16.9%	2 ppts	1 ppt

(in millions)
Research and development	$47	$54	$145	$160	(14)%	(10)%
Selling, general and administrative	$142	$142	$434	$432	—	1%

Gross margins for products and services for the three and nine months ended July 31, 2015, were flat and increased 1 percentage point, respectively, when compared to the same periods last year. The increase in gross margins was driven by favorable product mix and lower manufacturing overhead costs.
Research and development expenses for the three and nine months ended July 31, 2015, decreased 14 percent and 10 percent, respectively, when compared to the same periods last year. The decrease was driven by favorable impact of currency fluctuation and the decline in NMR product research and development expenses as we exit that business, partially offset by annual wage increases and higher infrastructure expenses following the separation of Keysight.
Selling, general and administrative expenses for the three and nine months ended July 31, 2015, was flat and increased 1 percent respectively, when compared to the same period last year. For the three months ended July 31, 2015, favorable currency impacts and the decline in NMR expenses fully offset higher infrastructure expenses and annual wage increases. The increase for the nine months ended July 31, 2105 reflects higher infrastructure expenses and annual wage increases, partially offset by favorable currency impacts and reduced discretionary spending.
Operating margins for products and services for the three and nine months ended July 31, 2015, increased 2 percentage points and 1 percentage point, respectively, when compared to the same period last year. Factors which led to the increase in operating margin over the prior year have been explained in the above discussions.
Income from Operations

Income from operations for the three and nine months ended July 31, 2015, increased $11 million and $17 million on a corresponding revenue increase of $4 million and decrease of $8 million, respectively.

Diagnostics and Genomics

Diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our Pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Secondly our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)

Orders	$168	$169	$494	$500	(1)%	(1)%
Net revenue	$167	$166	$484	$491	—	(2)%

Diagnostics and genomics business orders for the three and nine months ended July 31, 2015 decreased 1 percent for both periods, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2015 had an unfavorable currency impact of 9 percentage points and 8 percentage points, respectively. For the three months ended July 31, 2015 geographically, orders grew 1 percent in Europe with a 16 percentage point unfavorable currency impact, and Americas grew 2 percent with a 1 percentage point unfavorable currency impact, but Asia Pacific excluding Japan declined 6 percent with a 7 percentage point unfavorable currency impact, as a strong performance in China was offset by weaker business in South-East Asia. Japan continued to decline 24 percent with a 15 percentage point unfavorable currency impact, when compared to the same period last year. For the nine months ended July 31, 2015, orders grew 2 percent in Europe and 1 percent in Asia Pacific excluding Japan, but declined 1 percent in Americas and declined 26 percent in Japan for the nine months ended July 31, 2015 when compared to the same period last year. The nine months results were also impacted by similar unfavorable currency impacts.
Diagnostics and genomics business revenue for the three and nine months ended July 31, 2015, was flat and decreased 2 percent respectively, when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2015 had unfavorable currency impact on revenue of 10 percentage points and 8 percentage points, respectively. For the three months ended July 31, 2015 geographically, revenue grew 3 percent in both Americas and Europe with a 2 percentage points and 16 percentage points unfavorable currency impact, respectively, but declined 10 percent in Asia Pacific excluding Japan with a 6 percentage point unfavorable currency impact mainly due to the China growth being offset by South-East Asia and India and continued to decline in Japan by 23 percent with a 15 percentage point unfavorable currency impact for three months ended July 31, 2015 when compared to the same period last year. Revenue grew 2 percent in Americas with a 1 percentage point unfavorable currency impact and was flat in Europe with a 13 percentage points unfavorable currency impact, but declined 5 percent in Asia Pacific excluding Japan with a 4 percentage point unfavorable currency impact and declined 27 percent in Japan with a 12 percentage point unfavorable currency impact for nine months ended July 31, 2015 when compared to the same period last year. The positive growth in the three months ended July 31, 2015 was mainly due to continued market demand in the nucleic acid solutions business related to therapeutic oligo programs and momentum in the Reagent Partnership and Companion Diagnostic businesses. The molecular pathology ISH grew double digit compared to last year, and our Next-Generation Sequencing target enrichment solutions continue to see strong growth, driven by clinical research applications and the overall strength of the NGS market.
Diagnostics and genomics business completed its acquisition of Cartagenia, a leading provider of software for clinical genetics and molecular pathology labs. The acquisition directly supports our commitment to grow in the clinical markets. We have expanded our portfolio with several new products, updated Gene Expression Microarray tools for researchers to better investigate expression patterns on a highly accessible platform, added to products for next-gen sequencing and released new Target-Enrichment Solutions for disease research, which addresses current limitations in exome sequencing.
Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue and Omnis instruments and SureFISH gain traction with our customers in clinical oncology applications. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months

Gross margin	57.0%	55.7%	53.7%	57.2%	1 ppt	(4) ppts
Operating margin	16.8%	13.5%	11.2%	13.7%	3 ppts	(3) ppts

(in millions)
Research and development	$20	$21	$60	$64	(8)%	(8)%
Selling, general and administrative	$47	$49	$146	$149	(3)%	(2)%

Gross margins for products and services for the three and nine months ended July 31, 2015, increased 1 percentage point and decreased 4 percentage points, respectively, when compared to the same period last year. The increase for the three months ended July 31 was driven by lower costs on work related to the now closed FDA warning letter and favorable currency hedging gains. For the nine months ended July 31, 2015, the reduction was due to higher costs to address the FDA warning letter earlier in the year, higher excess and obsolescence expenses, higher infrastructure costs and wage increases partially offset by currency hedging gains.
Research and development expenses for the three and nine months ended July 31, 2015, decreased 8 percent in both periods when compared to the same periods last year. This decline is mainly due to favorable currency movements and business improvement initiatives partially offset by higher infrastructure expenses following the Keysight separation and wage increases.
Selling, general and administrative expenses for the three and nine months ended July 31, 2015, decreased 3 percent and 2 percent, when compared to the same period last year. The decline was mainly due to favorable currency movements and business improvement initiatives partially offset by higher infrastructure expenses following the Keysight separation, wage increases and acquisition expenses.
Operating margins for products and services for the three and nine months ended July 31, 2015, increased 3 percentage points and decreased 3 percentage points, respectively, when compared to the same period last year. The main reasons for the increase in the three months ended July 31, 2015 were better gross margin performance and operating expense management. The main reasons for the decline in the nine months ended July 31, 2015 were mainly due to lower revenue and lower gross margin performance in the first six months of the year.

Income from Operations

Income from operations for the three and nine months ended July 31, 2015, increased $6 million and decreased $13 million on a corresponding revenue increase of $1 million and decrease of $7 million.

Agilent CrossLab™

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

Orders and Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months
	(in millions)

Orders	$314	$321	$1,028	$1,009	(2)%	2%
Net revenue	$336	$336	$988	$975	—	1%

Agilent CrossLab business orders for the three and nine months ended July 31, 2015, decreased 2 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2015 had an unfavorable currency impact of 8 percentage points and 7 percentage points, respectively, when compared to the same periods last year. Year over year order performance excluding the impact of currency movements was led by LC columns, supplies and remarketed instruments. Geographically, orders grew 11 percent in Asia Pacific excluding Japan, but declined 2 percent in Americas with a 3 percentage point unfavorable currency impact, declined 19 percent in Japan with a 16 percentage point unfavorable currency impact, and declined 9 percent in Europe with a 15 percentage point unfavorable currency impact for the three months ended July 31, 2015 when compared to the same period last year. Orders grew 12 percent in Asia Pacific excluding Japan and 3 percent in Americas, but declined 12 percent in Japan with a 14 percentage point unfavorable currency impact and declined 4 percent in Europe with a 13 percentage point unfavorable currency impact for the nine months ended July 31, 2015 when compared to the same period last year. China led the overall order growth in the Asia Pacific excluding Japan, but consumable orders in India and service orders in both India and Korea were also noted for their contributions to a strong performance.

Agilent CrossLab business revenue for the three and nine months ended July 31, 2015, was flat and increased 1 percent respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2015 had an unfavorable currency impact of 8 percentage points and 7 percentage points respectively, when compared to the same periods last year. Year over year revenue performance excluding the impact of currency movements was led by LC columns, supplies, remarketed instruments and the overall aftermarket service agreement business. Geographically, revenue grew 8 percent in Asia Pacific excluding Japan and 4 percent in Americas, but declined 10 percent in Japan with an 18 percentage point unfavorable currency impact and declined 9 percent in Europe with a 15 percentage point unfavorable currency impact for the three months ended July 31, 2015 when compared to the same period last year. Revenue grew 9 percent in Asia Pacific excluding Japan and 6 percent in Americas, but declined 16 percent in Japan with a 14 percentage point unfavorable currency impact and declined 6 percent in Europe with a 13 percentage point unfavorable currency impact for the nine months ended July 31, 2015 when compared to the same period last year. China led the overall revenue growth in the Asia Pacific excluding Japan, but service orders in both India and Korea were also noted for their contributions to a strong performance.

Looking forward, we expect strength in the pharmaceutical and biotechnology markets will continue to offset weakness in the chemical and energy markets in the near term. The drivers of organic growth in the short-term will be our commitment to bringing innovative solutions to market and our focus on expanding the partnerships we have with our customers. Our recent launch of the Agilent CrossLab brand promise will help us communicate the value we bring to our customers, and we are optimistic that this will translate into continued long-term growth. We will also remain committed to fiscal discipline by optimizing gross margins across all our product lines.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2015	2014	2015	2014	Months	Months

Gross margin	48.5%	49.1%	49.4%	48.5%	(1) ppt	1 ppt
Operating margin	22.6%	24.9%	21.6%	22.8%	(2) ppts	(1) ppt

(in millions)
Research and development	$11	$11	$34	$34	—	—
Selling, general and administrative	$76	$70	$240	$216	8%	11%

Gross margins for products and services for the three months ended July 31, 2015 decreased 1 percentage point when compared to the same period last year due to an unfavorable currency impact and higher logistic center costs. Gross margins for products and services for the nine months ended July 31, 2015 increased 1 percentage point when compared to the same period last year due to a more favorable product mix earlier in the fiscal year, which was partially offset by an unfavorable foreign currency impact and higher logistic center costs.

Research and development expenses for the three and nine months ended July 31, 2015, was flat for both periods, when compared to the same periods last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2015, increased 8 percent and 11 percent, when compared to the same period last year. The increase was mainly due to the increase in allocated infrastructure costs following the separation of Keysight as well as higher wages and commissions, which were partially offset by favorable foreign currency impact.

Operating margins for products and services for the three and nine months ended July 31, 2015, decreased 2 percentage points and 1 percentage point, respectively, when compared to the same period last year. The unfavorable currency impact, the higher logistic center costs, the increase in allocated infrastructure costs following our separation of Keysight, and the increase in wages and commissions all contributed to the lower operating margins.

Income from Operations

Income from operations for the three and nine months ended July 31, 2015, decreased $8 million and decreased $10 million respectively, on a corresponding flat revenue and revenue increase of $13 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2015 consisted of cash and cash equivalents of $2,075 million as compared to $2,218 million as of October 31, 2014, which excludes $810 million of cash and cash equivalents held by Keysight.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The separation agreement provided that prior to the distribution, Keysight make a cash distribution to Agilent in an amount equal to $900 million. The distribution of such cash to Agilent was intended to be a return of capital to Agilent that ensures that Keysight had approximately $700 million of total cash immediately following distribution. For the nine months ended July 31, 2015, we transferred a net amount of $734 million to Keysight.

As of July 31, 2015, approximately $1,869 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $254 million for the nine months ended July 31, 2015 compared to cash provided of $547 million for the same period in 2014 which included the cash provided by Keysight operating activities. In the nine months ended July 31, 2015, we paid approximately $62 million under our variable and incentive pay programs, as compared to a total of $89 million paid out during the same period of 2014 which included $36 million of payments related to Keysight. Net cash paid for income taxes was approximately $121 million and $71 million in the nine months ended July 31, 2015 and 2014, respectively. Income taxes, including for the Keysight business, were paid by Agilent in the nine months ended July 31, 2014. The increase in cash paid for income taxes in the nine months ended July 31, 2015 was due to tax payments related to the separation. For the nine months ended July 31, 2015 and 2014, other assets and liabilities used cash of $162 million and $208 million, respectively. The usage of cash in the nine months ended July 31, 2015 in other assets and liabilities was largely the result of contributions to defined benefit plans, changes in interest and restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In the nine months ended July 31, 2015, accounts receivable provided cash of $1 million compared to cash provided of less than $1 million for the same period in 2014, which included $20 million of cash provided by Keysight.  Days’ sales outstanding increased to 52 days as of July 31, 2015 from 45 days compared to a year ago. Accounts payable used cash of $47 million for the nine months ended July 31, 2015 compared to cash used of $29 million, which included $19 million of cash used by Keysight, in the same period in 2014. Cash used for inventory was $18 million for the nine months ended July 31, 2015 compared to cash used of $73 million, which included $40 million cash used by Keysight, for the same period in 2014. Inventory days on-hand decreased to 98 days as of July 31, 2015 compared to 116 days as of the end of the same period last year.

We contributed approximately $35 million and $84 million (of which $47 million was paid on behalf of Keysight by Agilent) to our defined benefit plans in the nine months ended July 31, 2015 and 2014, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $6 million to our defined benefit plans during the remainder of 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities was $125 million for the nine months ended July 31, 2015 as compared to net cash used in investing activities of $172 million, which included $52 million of cash used by Keysight. Investments in property, plant and equipment were $71 million for the nine months ended July 31, 2015 compared to $162 million, which included $52 million of cash used by Keysight, in the same period of 2014. We expect that total capital expenditures for the current year will be approximately $90 million. Proceeds from sale of property, plant equipment were $11 million for the nine months ended July 31, 2015 compared to $14 million, in the same period of 2014. We increased our investment in our equity method investment by $1 million in the nine months ended July 31, 2015 as compared to our equity method investment of $25 million in the nine months ended July 31, 2014. Proceeds from a divestiture was $3 million in the nine months ended July 31, 2015 compared to $2 million in the same period of 2014. In the nine months ended July 31, 2015, we acquired Cartegenia for $66 million, net of cash acquired, compared to $3 million business acquisitions and intangibles assets, net of cash acquired in the same period last year. We made a payment of $2 million in exchange for convertible note for the nine months ended July 31, 2015.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2015 was $1,039 million compared to cash used of $658 million for the same period of 2014. The increase in cash used was largely due to the net cash transferred to Keysight in the nine months ended July 31, 2015.

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

For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million. For the nine months ended July 31, 2014, 4 million shares were repurchased for $200 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 share repurchase program will commence, at the option of the company, on either November 1, 2015, or the date on which we complete the purchase of the remaining $98 million for a total of $365 million of common stock in fiscal 2015 under the existing stock repurchase program. Upon commencement, the 2015 share repurchase program replaces our existing stock repurchase program, which authorized the repurchase of shares to reduce or eliminate share dilution from equity programs. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

Dividends

During the nine months ended July 31, 2015, we paid cash dividends of $0.300 per common share or $100 million on the company's common stock. During the nine months ended July 31, 2014, we paid cash dividends of $0.396 per common share or $132 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of July 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2015.

We also have a credit facility in Danish Krone equivalent of $7 million with a Danish financial institution. No borrowings were outstanding under the facility as of July 31, 2015.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the nine months ended July 31, 2015 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Other

As of July 31, 2015 our contractual obligations under “other purchase commitments” were approximately $57 million for next fiscal year as compared to $127 million as of October 31, 2014 as reported in our Annual Report on Form 10-K. Approximately $33 million of those commitments as of October 31, 2014 were transferred to Keysight on separation. The remaining reduction in other purchase commitments of $ 37 million was largely the result of a decrease in the termination liability of an existing material contract in the second quarter of 2015. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel contracts without penalties. For those contracts that are not cancelable without penalties, we are disclosing the termination fees and costs or commitments for continued spending that  we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled.

In the first nine months of 2015, our other contractual commitments were reduced by the amounts transferred to Keysight as indicated in our 2014 Annual Report on Form 10-K. There were no other substantial changes from our other contractual commitments in the first nine months of 2015 following the separation of Keysight. We have contractual commitments for non- cancelable operating leases. We have no other material non- cancelable guarantees or commitments.

Other long-term liabilities include $282 million related to uncertain tax positions of continuing operations as of July 31, 2015 and as of October 31, 2014. In the third quarter of 2015 we reclassified $12 million of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expect to pay within the next twelve months.

In major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2003.  With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement which will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 58 percent and 54 percent of our revenues were generated in U.S. dollars during the three months ended July 31, 2015 and 2014. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 6 percentage points in the nine months ended July 31, 2015. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2015, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2015, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenues and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 6 percentage points in the nine months ended July 31, 2015. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

In August 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which went into effect for calendar year 2013 and requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $37 million secured mortgage. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions.  We are a party to a Danish Krone denominated credit facility equivalent to $7 million. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31 2015, we had cash and cash equivalents of approximately $2.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2015.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
	(a)	(b)	(c)	(d)
May. 1, 2015 through May. 31, 2015	1,944,185	$42.20	1,944,185	N/A
Jun. 1, 2015 through Jun. 30, 2015	—	$—	—	N/A
Jul. 1, 2015 through Jul. 31, 2015	—	$—	—	N/A
Total	1,944,185	$42.20	1,944,185	N/A

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

(2)
On May 28, 2015 we announced that our board of directors authorized a new share repurchase program (the "2015 Repurchase Program"). The 2015 Repurchase Program authorizes the purchase of up to $1.14 billion of the company's common stock through and including November 1, 2018. The 2015 Repurchase Program will commence at the option of the company, on either (1) November 1, 2015 or (2) the date in which we complete the purchase of $365 million of common stock under the existing share repurchase program in fiscal 2015. Upon commencement, the 2015 Repurchase Program replaces our existing share repurchase program. The 2015 Repurchase Program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

(3)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 60 of this report.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 2, 2015	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 2, 2015	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 15.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document