Form 10-K
period 2015-10-31
AGILENT TECHNOLOGIES INC
filed 2015-12-21
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¬ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2015, was approximately $9.6 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 1, 2015, there were 332,170,890 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 16, 2016, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2015 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease and site service income from Keysight, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers and out sourcing, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension plans, our strategic initiatives, our cost-control activities, timing of completion of our restructuring programs, timing of savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, continuation of service support to the NMR installed base, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, remediation of our material weakness, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that includes instruments, software, services and consumables for the entire laboratory workflow.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-K.

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemical analysis businesses. Financial reporting under this new structure is included within this report on Form 10-K and historical financial segment information has been recast to conform to this new presentation within our financial statements.

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. In addition we conduct centralized order fulfillment and supply chain operations for our businesses through the order fulfillment and supply chain organization (“OFS”). OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. Each of our businesses, together with OFS, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, workplace services and human resources.

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives and electronic commerce. Of our total net revenue of $4.0 billion for the fiscal year ended October 31, 2015, we generated 30 percent in the U.S. and 70 percent outside the U.S. As of October 31, 2015, we employed approximately 11,800 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware and Texas in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

The net revenue, income from operations and assets by business segment, as of and for the fiscal year ended October 31, 2015 and for each of the past three years are shown in Note 22, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Life Sciences and Applied Markets Business
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

We employed approximately 4,200 people as of October 31, 2015 in our life sciences and applied markets business. This business generated revenue of $2.0 billion in fiscal 2015, $2.1 billion in fiscal 2014 and $2.0 billion in fiscal 2013.
Life Sciences and Applied Markets
Our life sciences and applied markets business focuses primarily on the following five markets:
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

Life Sciences and Applied Markets Products and Applications
Our products fall into nine main areas of work: liquid chromatography, gas chromatography, mass spectrometry, spectroscopy, software and informatics, lab automation and robotics, automated electrophoresis and microfluidics, vacuum technology and nuclear magnetic resonance systems.
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

Software and Informatics
We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the compliant use of instruments in pharmaceutical quality assurance/

quality control environments. With OpenLab Laboratory Software Suite, Agilent has a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise.
Lab Automation and Robotics
We offer a comprehensive suite of workflow solutions to our life science customers with the addition of automated liquid handling and robotics that range from standalone instrumentation to bench-top automation solutions to large, multi‑armed robotic systems. These solutions strengthen our offering of automated sample preparation solutions across a broad range of applications.
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

Nuclear Magnetic Resonance
Nuclear magnetic resonance products ("NMR") are used in a variety of industries including academic and not-for-profit research, life sciences (pharma and biotech), and industrial companies. All of these technologies are utilized for basic and applied research, and NMR is also used in process development and manufacturing QA/QC. In the fourth quarter of 2013, we announced the termination of our involvement in Magnetic Resonance Imaging systems ("MRI"). In the fourth quarter of 2014, we announced the termination of our NMR product line and our decision to cease the manufacture and sale of these items.

Life Sciences and Applied Markets Customers
We had approximately 23,000 customers for our life sciences and applied markets business in fiscal 2015. No single customer represented a material amount of the net revenue of the life sciences and applied markets business. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
The life sciences and applied markets business is susceptible to seasonality in its orders and revenues primarily based on U.S. and foreign government budgets and large pharmaceutical company budgets. Historically, the result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.
Life Sciences and Applied Markets Sales, Marketing and Support
The life science and applied markets channels focus on the therapeutics and human disease research customer base (pharma, biotech, CRO, CMO and generics), clinical customer base (high complexity clinical testing labs) and on emerging life sciences opportunities in life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical and clinical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, electronic commerce and direct sales.
Our products typically come with standard warranties, and extended warranties are available for additional cost.

Life Sciences and Applied Markets Manufacturing
Our manufacturing supports our diverse product range and customer‑centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California and Delaware in the U.S. Outside of the U.S., we have manufacturing facilities in Germany, Malaysia, Singapore and the U.K. We have a FDA registered site in California, Germany and Singapore. We utilize just-in-time manufacturing.
Life Sciences and Applied Markets Competition
The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences and applied markets arena include: Danaher Corporation, Thermo Fisher Scientific Inc., Waters Corp. and Shimadzu Corp.. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Diagnostics and Genomics Business

Our diagnostics and genomics business includes the reagent partnership, pathology, companion diagnostics, genomics and the nucleic acid contract manufacturing businesses.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Second, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

We employed approximately 2,000 people as of October 31, 2015 in our diagnostics and genomics business. This business generated revenue of $0.7 billion in fiscal 2015, $0.7 billion in fiscal 2014, and $0.6 billion in fiscal 2013.

Diagnostics and Genomics Market

Within diagnostics and genomics business, we focus primarily on the following market:

The Diagnostics and Clinical Market. A significant part of our clinical diagnostic customers are in pathology labs throughout the world. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market is skewed towards mature economies, with most of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.
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

Diagnostics and Genomics Products

Our products fall into six main areas of work: pathology products, specific proteins and flow reagents, target enrichment, cytogenetic research solutions and microarrays, PCR and qPCR instrumentation and molecular biology reagents and nucleic acid solutions.

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

Target Enrichment

Agilent continues to be a strong player in the next generation sequencing market. We provide a target enrichment portfolio composed of two main platforms, SureSelect and HaloPlex, both enabling customers to select specific target regions of the genome for sequencing. Customers can customize our products for their regions of interest using the SureDesign software, or they can choose from a wide range of catalog products, including gene panels for specific applications and Exome designs, which allow analysis of the entire coding sequences of the genome. After preparing samples with SureSelect and HaloPlex, products can be sequenced in the main next generation sequencing platforms available in the market. The technologies provide an easy sample prep workflow that can be automated with the Agilent Bravo platform for scalability. HaloPlex provides less-than-24-hours fast workflow, which makes it suitable for labs that require fast turnaround time from sample to results. These products are used for mutation detection and genotyping. Results can be easily analyzed using Agilent software solutions GeneSpring or SureCall.

Cytogenetic Research Solutions and Microarrays

Agilent is a leading provider of microarrays for Comparative Genomic Hybridization (“CGH”), mostly used by customers in cytogenetic laboratories. The arrays allow customers to detect genome-wide copy number alterations, with high levels of resolution (from entire chromosomal copy number changes to specific microdeletions or duplications). The arrays are offered in many formats allowing the customers to choose from different levels of resolution and number of samples per arrays. Arrays can also be customized using the SureDesign software. In addition to the microarrays, Agilent's solution includes reagents for sample processing, hardware for reading the microarrays, and software to help users view the data in a meaningful way. In addition to the CGH portfolio, the cytogenetics solution comprises a line of oligonucleotide probes for Fluorescent In Situ Hybridization ("FISH") called SureFISH. Over 400 probes are available in our catalog, covering most relevant regions in the genome. Cytogenetic labs can use SureFISH probes to detect specific translocations or copy number changes in samples. Additionally, Agilent provides a wide range of microarrays to the research market for different types of applications: gene expression, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications. Arrays are offered as catalog designs or customizable designs, with no minimum order size and short delivery time, which differentiates us from other vendors and enables researchers the maximum flexibility in their studies. Our end-to-end solution includes reagents for sample preparation and microarray processing; hardware for sample QC and high-throughput microarray scanning; microarrays on industry-standard 1” × 3” glass slides for key applications; custom microarray design services; and GeneSpring and CytoGenomics software products for data analysis.

PCR and qPCR Instrumentation and Molecular Biology Reagents

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

Nucleic Acid Solutions

Our Nucleic Acid Solutions division ("NASD") is a contract manufacturing and development services business with equipment and expertise focused on mid to large scale production of synthesized oligonucleotide APIs (Active Pharmaceutical Ingredients) under pharmaceutical GMP conditions for an emerging class of drugs that utilize oligonucleotide molecules for disease therapy.  State of the art for these drugs has advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and RNA mixtures. These advancements in the technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. NASD offers industry leading experience to efficiently advance our customer’s oligo drug candidates from clinical trials to commercial launch with a common goal of patient health and safety.

Diagnostics and Genomics Customers

We had approximately 14,000 customers for our diagnostics and genomics business in fiscal 2015. No single customer represented a material amount of the net revenue of the diagnostics and genomics business.

Diagnostics and Genomics Sales, Marketing and Support

The diagnostics and genomics channels focus on the therapeutics and human disease research customer base (pharma, biotech, CRO, CMO and generics), clinical customer base (pathology labs and high complexity clinical testing labs) and on emerging life sciences opportunities in life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical and clinical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, telesales, electronic commerce and direct sales. We utilize telesales for more mature product lines, as well as for reorders of reagent products.
Diagnostics and Genomics Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado and Texas in the U.S. Outside of the U.S., we have manufacturing facilities in Malaysia and Germany. Our FDA registered sites include California, Colorado, Texas and Denmark. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Roche Ventana Medical Systems, Inc., a member of the Roche Group, Leica Biosystems, Inc., a division of Danaher Corporation, Abbott Laboratories, Ilumina, Inc. and Affymetrix, Inc. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

Diagnostics and Genomics Government Regulation
Some of the products the diagnostics and genomics business sells are subject to regulatory approval by the FDA and other regulatory bodies throughout the world.  These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution.  We continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance. During 2014 and 2015, we have made investments to address the issues identified in the FDA warning letter, now lifted, received by our Glostrup, Denmark facility.

Agilent CrossLab Business

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, as well as asset management and consultation services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Our Agilent CrossLab business employed approximately 3,800 people as of October 31, 2015. Our Agilent CrossLab business generated $1.3 billion in revenue in fiscal 2015, $1.3 billion in revenue in fiscal 2014 and $1.2 billion in revenue in fiscal 2013.

Agilent CrossLab Markets

The Pharmaceutical, Biotechnology, CRO & CMO Market. Our services and consumable products support customers in this market that consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery and development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies (“pharma”). A second sub-segment includes biotechnology companies (“biotech”), contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Biotech companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.
The Life Science Research Market. Our services and consumable products support customers in this market that consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutes and privately funded organizations. The life science research market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research - multidisciplinary scientific efforts directed at accelerating therapy development.
The Chemical & Energy Market.    The natural gas and petroleum refining markets use our services and consumable products to support their quality control and environmental safety reviews.

The Environmental & Forensics Market.    Our services and consumable products support the environmental industry customers that perform laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. Our services and consumable products also support drug testing and forensics laboratories that are involved with analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Customers include local, state, federal, and international law enforcement agencies and commercial testing laboratories.

The Food Market.    Our services and consumable products support the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging.

The Diagnostics and Clinical Market. Our services and consumable products support clinical diagnostic customers in pathology labs throughout the world. The market is skewed towards the mature economies, with most of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.
Agilent CrossLab Applications

Chemistries and Supplies

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

Services and Support

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

Remarketed Instruments

We refurbish and resell certified pre-owned instruments to value oriented customers who demand Agilent quality and performance at a budget conscious price.

Agilent CrossLab Customers

We had approximately 39,000 Agilent CrossLab customers in fiscal 2015 and no single customer represented a material amount of the net revenue of the Agilent CrossLab business.

The service and consumables business is mostly recurring in nature, and is not as susceptible to market seasonality and industry cycles in comparison to our instrument businesses. The vendor neutral portion of the portfolio allows the business to perform relatively independent from our instrument business.

Agilent CrossLab Sales, Marketing and Support

We deploy a multi-channel approach, marketing products and services to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our large accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We utilize telesales to enhance the transactional sales model of our products. All channels are supported by technical product and application specialists to meet our customer’s specific requirements.
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

Agilent CrossLab Manufacturing

Our primary manufacturing sites for the consumables business are in California and Delaware in the U.S., and outside of the U.S. in the Netherlands and the United Kingdom. Our direct service delivery organization is regionally based operating in 30 countries.

Agilent CrossLab Competition

Our principal competitors in the services and consumable products arena include many of our competitors from the instrument business, such as: Danaher Corporation, Thermo Fisher Scientific Inc., Waters Corp, and Shimadzu Corporation, as well as numerous niche consumables and service providers. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Agilent Technologies Research Laboratories

Agilent Technologies Research Laboratories ("Research Labs") is our research organization based in Santa Clara, California, with offices in Europe and Asia. The Research Labs create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, distributed measurement, image processing, mathematics, nano/microfabrication, microfluidics, software, informatics, physics and physiology.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally these organizations are centrally operated from Santa Clara, California, with services provided worldwide. As of the end of October 2015, our global infrastructure organization employed approximately 1,800 people worldwide.

Agilent Order Fulfillment Organizations

Our order fulfillment and supply chain organization (“OFS”) centralizes all order fulfillment and supply chain operations in our businesses. OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. In general, OFS employees are dedicated to specific businesses and the associated costs are directly allocated to those businesses.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, International Operations and Acquisition and Disposal of Material Assets include information common to each of our businesses.

Research and Development

Research and development ("R&D") expenditures were $330 million in 2015, $358 million in 2014 and $337 million in 2013, the vast majority of which was company-sponsored. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

Backlog

We believe that backlog is not a meaningful indicator of future business prospects for our business segments since a significant portion of our revenue for a given quarter is derived from the current quarter's orders.  Therefore, we believe that backlog information is not material to an understanding of our business.

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

Materials

Our life sciences and applied markets, diagnostics and genomics and Agilent CrossLab businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. Even so, some suppliers may still extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

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

Certain properties transferred to Keysight as part of the separation are known to have subsurface contamination undergoing remediation by HP Inc. and Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) (together "HP"). In addition, a subset of these properties are undergoing remediation by HP under an order of an agency of the state in which the property is located. As part of the initial separation agreement from HP in 1999, HP agreed to retain the liability for the contamination, perform the required remediation and indemnify us with respect to claims arising out of the contamination. In connection with the separation of Keysight, HP has agreed to transfer that indemnity to Keysight. The determination of the existence and cost of remediation of additional contamination caused by us prior to the separation of Keysight, if any, could involve costly and time-consuming negotiations and litigation. While we expect that HP will meet its remediation and indemnification obligations in this regard, there can be no guarantee that it will do so, in which case Keysight may seek indemnification from us. It is also possible that one or more of the governmental agencies will require us to be named under a remediation order. The naming of Agilent will not affect HP’s obligation to indemnify us or Keysight with regard to these matters. Under our agreement with HP and now HP’s agreement with Keysight, HP will have access to those Keysight properties to perform the remediation. HP has agreed to minimize interference with on-site operations at those properties during the course of the remediation, but there can be no guarantee that operations will not be interrupted or that Keysight will not be required to incur unreimbursed costs associated with the remediation. The remediation could also harm on-site operations and the future use and negatively affect the value and future use of the properties. We cannot be sure that Keysight will not seek additional reimbursement from us for that interference or unreimbursed costs. Several of the sites under the initial separation agreement from HP have been sold.

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

According to the separation agreement with Keysight, we are liable and are indemnifying Keysight with respect to any liability associated with contamination prior to the separation at properties transferred by us to Keysight. While we are not aware of any material liabilities associated with such indemnified matters, other than the remediation by HP, there is no guarantee that such contamination does not exist, and will not expose us to material liability in the future.

We are being indemnified by HP with respect to all environmental liabilities for which HP accrued a reserve, and we are not aware of any material environmental liabilities assumed by us which are not subject to the indemnity.

As part of our acquisition of Varian Inc., ("Varian") in 2010, we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian

Semiconductor Equipment Associates, Inc. ("VSEA") (under the terms of a Distribution Agreement between Varian, VSEA and Varian Medical Systems, Inc. ("VMS")) to each indemnify VMS for one-third of certain costs (after adjusting for any insurance proceeds and tax benefits recognized or realized by VMS for such costs) relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) U.S. Environmental Protection Agency or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal (the "CERCLA sites"). With respect to the facilities formerly operated by VAI, VMS is overseeing the environmental investigation, monitoring and/or remediation activities, in most cases under the direction of, or in consultation with, federal, state and/or local agencies, and handling third-party claims. VMS is also handling claims relating to the CERCLA sites. Although any ultimate liability arising from environmental- related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are unlikely to have a material adverse effect on our financial condition or results of operations.

We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 70 percent in fiscal 2015, 75 percent in fiscal 2014, and 72 percent in fiscal 2013, the majority of which was from customers other than foreign governments. Annual revenues derived from China were approximately 16 percent in fiscal 2015, 13 percent in fiscal 2014 and 16 percent in fiscal 2013. Revenues from external customers are generally attributed to countries based upon the location of the Agilent sales representative.

Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 49 percent in fiscal year 2015 and 54 percent in fiscal year 2014.

Most of our sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we also sell into international markets directly from the U.S.

Our international business is subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold. There may be an increased risk of political unrest in regions where we have significant manufacturing operations such as Southeast Asia. However, we believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country. Financial information about our international operations is contained in Note 22, "Segment Information", to our consolidated financial statements.

Acquisition and Disposal of Material Assets

On September 19, 2013, Agilent announced plans to separate into two publicly traded companies, one comprising of the life sciences, diagnostics and chemical analysis businesses that retained the Agilent name, and the other one that comprised of the electronic measurement business that was renamed Keysight Technologies, Inc. (“Keysight”). Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014.

Executive Officers of the Registrant
The names of our current executive officers and their ages, titles and biographies appear below:
Henrik Ancher-Jensen, 50, has served as Senior Vice President, Agilent and President, Order Fulfillment since September 2013.  From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.
Mark Doak, 60, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group (formerly a group within the Life Sciences & Applied Markets Group) since September 2014.    From August 2008 to September 2014, Mr. Doak served as our Senior Vice President, Agilent and General Manager of the Services and Support Division.  Prior to that, he held several senior management positions across functions in marketing, quality and services.
Rodney Gonsalves, 50, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015.  From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the Company, most recently for the Life Sciences and Applied Markets Group.  From January 2007 to August 2009 he served as our vice president of Investor Relations.  Prior to assuming this position, Mr. Gonsalves served in various capacities for Agilent, including as controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Prior to joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett- Packard Co.  Mr. Gonsalves holds a master’s degree in business administration from Santa Clara University in California.
Dominique P. Grau 56, has served as our Senior Vice President, Human Resources since August 2014. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.
Didier Hirsch, 64, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 20, 2010 and as Chief Accounting Officer from November 2007 to July 20, 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett‑Packard Company in 1989 as Director of Finance and Administration of Hewlett‑Packard France. In 1993, he became Director of Finance and Administration of Hewlett‑ Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett‑ Packard Europe, Middle East, and Africa.  Mr. Hirsch serves on the Board of Directors of Logitech International and Knowles Corporation.
Patrick K. Kaltenbach, 52, has served as Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group since November 2014.  From January 2014 to November 2014 he served as Vice President and General Manager of the Life Sciences Products and Solutions organization. Prior to that he served as Vice President and General Manager of the Liquid Phase Division from December 2012 to January 2014. From July 2010 to December 2012 he served as Vice President and General Manager of the Liquid Phase Separations Business. Prior to that he served as General Manager of the Liquid Chromatography Business from February 2008 to July 2010. Mr. Kaltenbach has held various positions in R&D management and senior management beginning at Hewlett-Packard Co.
Michael R. McMullen, 54, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014 he served as Senior Vice President, Agilent and President, Chemical Analysis Group. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.
Jacob Thaysen, 40, has served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group since November 2014.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he was Corporate Vice President of R&D at Dako A/S, a Danish diagnostics company from April 2011 to January 2013. His previous positions at Dako include Vice President, System Development, R&D from March 2010 to April 2011, Vice President, Strategic Marketing from April 2009 to March 2010 and Vice President, Global Sales Operations from August 2008 to March 2009. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a high-tech start-up company.

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

We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. In addition, many of the markets in which we operate are seasonal. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs and predict future needs;

•	innovate and develop new technologies, services and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes and on time;

•	differentiate our offerings from our competitors' offerings;

•	price our products competitively;

•	anticipate our competitors' development of new products, services or technological innovations; and

•	control product quality in our manufacturing process.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenues and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 6 percentage points in the year ended October 31, 2015. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our strategic initiatives could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions.

We have implemented multiple strategic initiatives across our businesses to adjust our cost structure, and we may engage in similar activities in the future. These strategic initiatives and our regular ongoing cost reduction activities may distract management, could slow improvements in our products and services and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing our strategic initiatives, unexpected costs or failure to meet targeted improvements may diminish the operational and financial benefits we realize from such actions. Any of the above circumstances could have an adverse effect on our business and financial statements.

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

The integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II Item 9A “Controls and Procedures.” management has concluded that, because of a material weakness in accounting for income taxes, our disclosure controls and procedures were not effective as of October 31, 2015. The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Certain properties transferred to Keysight as part of the separation are undergoing remediation by HP Inc. and Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) (together "HP") for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Keysight with respect to claims arising out of that contamination. HP will have access to those Keysight properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require Keysight to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Keysight will not seek additional reimbursement from us for that interference or unreimbursed costs. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations, in which case Keysight may seek indemnification from us. In addition, the determination of the existence and cost of any additional contamination caused by us prior to the separation could involve costly and time-consuming negotiations and litigation.

Other than those properties currently undergoing remediation by HP, we have agreed to indemnify HP, with respect to any liability associated with contamination from past operations, and Keysight, with respect to any liability associated with contamination prior to the separation, at, respectively, properties transferred from HP to us and properties transferred by us to Keysight. While we are not aware of any material liabilities associated with any potential subsurface contamination at any of those properties, subsurface contamination may exist, and we may be exposed to material liability as a result of the existence of that contamination.

Our current and historical manufacturing processes involve, or have involved, the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. While we have divested substantially all of our semiconductor related businesses to Avago and Advantest Corporation and regardless of indemnification arrangements with those parties, we may still become subject to liabilities for historical environmental contamination related to those businesses. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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

•
requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, acquisitions stock repurchases and dividends; and

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

As of October 31 2015, we had cash and cash equivalents of approximately $2.0 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

We may be exposed to claims and liabilities as a result of the separation with Keysight.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2015 we owned or leased a total of approximately 5.7 million square feet of space worldwide. Of that, we owned approximately 4.1 million square feet and leased the remaining 1.6 million square feet. Our sales and support facilities occupied a total of approximately 0.7 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.0 million square feet. All of our businesses share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences & Applied Markets Business. Our life sciences and applied markets business has manufacturing and R&D facilities in Australia, China, Germany, Italy, Malaysia, Singapore, U.K. and the U.S.

Diagnostics and Genomics Business. Our diagnostics and genomics business has manufacturing and R&D facilities in Denmark, Germany, Malaysia and the U.S.

Agilent CrossLab Business. Our Agilent CrossLab business has manufacturing and R&D facilities in Australia, Germany, Netherlands, U.K. and the U.S.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. The following table sets forth the high and low sale prices and the dividend declarations per quarter for the 2014 and 2015 fiscal years as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2014 (1)	High	Low	Dividends
First Quarter (ended January 31, 2014)	$61.22	$49.84	$0.132
Second Quarter (ended April 30, 2014)	$60.46	$51.96	$0.132
Third Quarter (ended July 31, 2014)	$59.58	$53.66	$0.132
Fourth Quarter (ended October 31, 2014)	$59.40	$49.80	$0.132

Fiscal 2015	High	Low	Dividends
First Quarter (ended January 31, 2015)	$42.99	$37.68	$0.10
Second Quarter (ended April 30, 2015)	$43.59	$37.71	$0.10
Third Quarter (ended July 31, 2015)	$42.93	$38.48	$0.10
Fourth Quarter (ended October 31, 2015)	$41.35	$33.12	$0.10

(1) The stock prices in the above table on or prior to November 1, 2014, the date of Keysight separation, have not been adjusted for the distribution.
As of December 1, 2015, there were 26,412 common stockholders of record.
During fiscal 2015, we issued four quarterly dividends of $0.10 per share. All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held March 16, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2015. The total number of shares of common stock purchased by the Company during the fiscal year ended October 31, 2015 is 6,471,464 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
	(a)	(b)	(c)	(d)
Aug. 1, 2015 through Aug. 31, 2015	—	N/A	—	N/A
Sep. 1, 2015 through Sep. 30, 2015	—	N/A	—	N/A
Oct. 1, 2015 through Oct. 31, 2015	—	N/A	—	N/A
Total	—	N/A	—

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

Item 6.    Selected Financial Data
SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2015	2014 (As Revised)	2013 (As Revised)	2012 (As Revised)	2011 (As Revised)
	(in millions, except per share data)
Consolidated Statement of Operations Data (3):				(1)
Net revenue	$4,038	$4,048	$3,894	$3,543	$3,299
Income from continuing operations before taxes	$480	$229	$293	$237	$232
Income from continuing operations	$438	$232	$225	$353	$252
Income (loss) from discontinued operations, net of taxes	$(37)	$317	$509	$775	$776
Net income	$401	$549	$734	$1,128	$1,028
Net income per share — basic:
Income from continuing operations	$1.32	$0.70	$0.66	$1.01	$0.73
Income (loss) from discontinued operations, net of taxes	(0.12)	0.95	1.49	2.23	2.24
Net income per share - basic	$1.20	$1.65	$2.15	$3.24	$2.97
Net income per share — diluted:
Income from continuing operations	$1.31	$0.69	$0.65	$1.00	$0.71
Income (loss) from discontinued operations, net of taxes	(0.11)	0.93	1.48	2.20	2.19
Net income per share - diluted	$1.20	$1.62	$2.13	$3.20	$2.90
Weighted average shares used in computing basic net income per share	333	333	341	348	347
Weighted average shares used in computing diluted net income per share	335	338	345	353	355
Cash dividends declared per common share	$0.400	$0.528	0.460	$0.300	$—

	October 31,
	2015	2014 (As Revised)	2013 (As Revised)	2012 (As Revised)	2011 (As Revised)
	(in millions)
Consolidated Balance Sheet Data (3):		(2)	(2)	(1)(2)	(2)
Cash and cash equivalents and short-term investments	$2,003	$2,218	$2,675	$2,351	$3,527
Working capital	$2,710	$3,817	$3,392	$2,775	$3,732
Total assets	$7,479	$10,815	$10,608	$10,439	$9,049
Long-term debt	$1,655	$1,663	$2,699	$2,112	$1,932
Stockholders' equity	$4,167	$5,301	$5,297	$5,183	$4,346

(1) Consolidated financial data includes Dako, acquired on June 21, 2012 and a non-recurring tax benefit relating to the reversal of U.S. valuation allowance of $280 million.
(2) The above consolidated balance sheet includes Keysight which is presented as a discontinued operation until October 31, 2014. See Note 4, "Discontinued Operations" for additional information.
(3) We made adjustments to correct immaterial misstatements within this selected financial data. For a detailed explanation of these adjustments, please refer to Note 2, "Revision of Prior Period Financial Statements". These adjustments also affected years 2012 and 2011. There was a $17 million decrease of income from continuing operations and $8 million decrease of income from discontinued operations, net of taxes in 2012. In addition, there was a $20 million increase of income from continuing operations and $4 million decrease of income from discontinued operations, net of taxes in 2011. Working Capital increased $11 million, $39 million and zero as of October 31, 2013, 2012 and 2011, respectively with total assets decreasing $78 million, $97 million and $8 million as of October 31, 2013, 2012 and 2011, respectively. Stockholders’ Equity increased $38 million as of October 31, 2011.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease and site service income from Keysight, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers and out sourcing, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension plans, our strategic initiatives, our cost-control activities, timing of completion of our restructuring programs, timing of savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, continuation of service support to the NMR installed base, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, remediation of our material weakness, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that includes instruments, software, services and consumables for the entire laboratory workflow.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-K. For additional information see Note 4, "Discontinued Operations".

The results from operations presented within management's discussion and analysis of financial condition and results of operations are reported for the continuing operations of Agilent. Income taxes are presented on a revised basis for prior periods see Note 2, " Revision of Prior Period Financial Statements".

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemical analysis businesses. Financial reporting under this new structure is included within this report on Form 10-K and historical financial segment information has been recast to conform to this new presentation within our financial statements.

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

On November 2, 2015 we announced that we have completed the acquisition of Seahorse Bioscience ("Seahorse"), a leader in providing instruments and assay kits for measuring cell metabolism and bioengergetics for $242 million in cash. Seahorse's technology enables researchers to better understand cell health, function and signaling, and how the cell may be impacted by the introduction of a specific drug, by providing real-time kinetics to unlock essential cellular bioenergetics data. The financial results of Seahorse will be included within Agilent's from the beginning of the first quarter of 2016.

Agilent's net revenue of $4,038 million in 2015 was flat when compared to 2014. Foreign currency movements for 2015 had an unfavorable impact of approximately 6 percentage points compared to 2014. Agilent's net revenue of $4,048 million increased 4 percent in 2014 when compared to 2013.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue decreased 2 percent in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 5 percentage points in 2015 when compared to 2014. In addition, an unfavorable impact on revenue of approximately 2 percentage point in 2015 was largely due to the NMR business which we are exiting. For the year ended October 31, 2015 and excluding the impact of currency movements and the NMR business, our performance within the life sciences business showed consistent revenue growth from sales to the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from sales to the life sciences research market. Within applied markets and excluding the impact of currency movements and the NMR business, there was weakness in the chemical and energy markets in the year ended October 31, 2015 when compared to the prior year. Revenue from sales to the life sciences and applied markets business increased 2 percent in 2014 when compared to 2013. For the year ended October 31, 2014 our performance within the life sciences business improved with sales to the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market when compared to the prior year. Within applied markets there was revenue growth from sales to all markets in the year ended October 31, 2014 when compared to the prior year.

The diagnostics and genomics business is comprised of three areas of activity. First, we are focused on pathology, companion diagnostics and reagent partnerships. Second, the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue was flat in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 8 percentage points in 2015 when compared to 2014. Excluding the impact of foreign currency movements, growth in revenue from sales to the diagnostics and clinical research market was strong in the year ended October 31, 2015 when compared to the prior year. Revenue increased 5 percent in 2014 when compared to 2013. For the year ended October 31, 2014 our performance within the diagnostics and genomics business improved from sales to the diagnostics and clinical markets when compared to the prior year.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue increased 2 percent in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 7 percentage points in 2015 when compared to 2014. Excluding the impact of foreign currency movements there was growth in sales to all key end markets, in particular, the pharmaceutical and biotechnology market in the year ended October 31, 2015 when compared to last year. Within the applied markets revenue in chemical and energy end markets were slower but still reported growth when adjusted for currency movements. Revenue increased 7 percent in 2014 when compared to 2013. Revenue growth from sales to all markets was similar to that of our life sciences and applied markets business in the year ended October 31, 2014 when compared to last year.

Net income from continuing operations was $438 million in 2015 compared to net income from continuing operations of $232 million and $225 million in 2014 and 2013, respectively. As of October 31, 2015 and 2014 we had cash and cash equivalents balances of $2,003 million and $2,218 million, respectively.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The existing program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the years ended October 31, 2015, 2014 and 2013 we repurchased 6 million shares for $267 million, 4 million shares for $200 million and 20 million shares for $900 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method. On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 share repurchase program will commence, at the option of the company, on either November 1, 2015, or the date on which we complete the purchase of the remaining $98 million for a total of $365 million of common stock in fiscal 2015 under the existing stock repurchase program. Upon commencement, the 2015 share repurchase program replaces our existing stock repurchase program, which authorized the repurchase of shares to reduce or eliminate share dilution from equity programs. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time.

For the years ended October 31, 2015, 2014 and 2013 cash dividends of $133 million, $176 million and $156 million were paid on the company's outstanding common stock, respectively. On November 19, 2015, we declared a quarterly dividend of $0.115 per share of common stock, or approximately $38 million which will be paid on January 27, 2016 to shareholders of record as of the close of business on January 5, 2016. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

In 2015 we introduced an improvement initiative to transform a number of the company's operations. These actions produced savings of approximately $40 million in total in 2015.

Looking forward, we expect to focus on organic growth and expand the operating margin of our businesses. In addition, we anticipate returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 6 percentage points for the year ended October 31, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We anticipate that changes in foreign currency exchange rates will continue to have an unfavorable impact on our performance for the near future.

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

Inventory valuation.    We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based upon estimates about future demand and actual usage. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period. In the fourth quarter of 2014, Agilent announced it is exiting the NMR business, and as a result, recorded an excess inventory charge of $30 million. For the year ended October 31, 2015 additional excess inventory charges were recorded in respect of the exiting of the NMR business of $4 million.

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

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies. We believe our historical volatility prior to the separation of Keysight is no longer relevant.   For the grants of options prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock options over the most recent historical period equivalent to the expected life of 5.8 years. A 10 percent increase in our historical estimated volatility from 28 percent to 38 percent for our most recent employee stock option grant would generally increase the value of an award and the associated compensation cost by approximately 31 percent if no other factors were changed.

For the grants awarded under the 2009 stock plan after November 1, 2010, we increased the period available to retirement eligible employees to exercise their options from three years at retirement date to the full contractual term of ten years. In developing our estimated life of our employee stock options of 5.8 years for 2013 to 2014, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants, which we believe is representative of future behavior. See Note 5, "Share-based Compensation," to the consolidated financial statements for more information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2014 and 2015, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2015, discount rates for the U.S. Plans remained relatively flat from the previous year. For 2015 and 2014, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and in 2015, remained the same or decreased from the previous year. If we changed our discount rate by 1 percent, the impact would be $5 million on U.S. pension expense and $12 million on non-U.S. pension expense. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $3 million on U.S. pension expense and $8 million on non-U.S. pension expense. For 2015, actual return on assets was below expectations which, along with contributions during the year, increased next year’s pension cost as well as resulting in a degradation of the funded status at year end. The net periodic pension and post-retirement benefit costs recorded in continuing operations were $26 million in 2015, $15 million in 2014, and $36 million in 2013.

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

In fiscal year 2015, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. Due to the new segment structure in November 2014 we performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2015. Based on the results of our testing, the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2015, 2014 and 2013.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2015. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. In the years ended October 31, 2015, 2014 and 2013, we recorded an impairment of $3 million, $4 million and zero, respectively due to the cancellation of certain IPR&D projects. In addition, in the year ended October 31, 2014, we also recorded $12 million of impairment of other intangibles due to the exit of our NMR business.

Restructuring and exit of NMR business. During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and applied markets segment.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. In the fourth quarter of fiscal 2012 we released the valuation allowance for the majority of our U.S. deferred tax assets. At October 31, 2015, we continue to recognize a valuation allowance for certain U.S. state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Adoption of New Pronouncements

See Note 3, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

Exit of NMR Business

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and applied markets segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. After including employee reductions due to attrition and the application to open positions and acceptance of employment within the company of some employees previously affected, we have approximately 30 employees that are pending termination under the above actions as of October 31, 2015. We expect to complete these restructuring activities by early fiscal 2016. For the year ended October 31, 2015, the exit of the NMR business has positively impacted our operating profit by $15 million. As of October 31, 2015, approximately $15 million was paid to date under these restructuring activities. We will continue to provide service support to the NMR installed base.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 6 percentage points for the year ended October 31, 2015. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates for the year ended October 31, 2015,  reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2015 over 2014 % Change	2014 over 2013 % Change
	2015	2014	2013
	(in millions)
Net revenue:
Products	$3,146	$3,185	$3,083	(1)%	3%
Services and other	$892	$863	$811	4%	6%
Total net revenue	$4,038	$4,048	$3,894	—	4%

	Years Ended October 31,			2015 over 2014 Ppts Change	2014 over 2013 Ppts Change
	2015	2014	2013
% of total net revenue:
Products	78%	79%	79%	(1) ppt	—
Services and other	22%	21%	21%	1 ppt	—
Total	100%	100%	100%

Agilent's net revenue of $4,038 million in 2015 was flat when compared to 2014. Foreign currency movements for 2015 had an unfavorable impact of approximately 6 percentage points compared to 2014. Agilent's net revenue of $4,048 million increased 4 percent in 2014 when compared to 2013.

The life sciences and applied markets business brings together Agilent's analytical laboratory instrumentation and informatics. Revenue decreased 2 percent in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 5 percentage points in 2015 when compared to 2014. In addition, an unfavorable impact on revenue of approximately 2 percentage point in 2015 was largely due to the NMR business which we are exiting. For the year ended October 31, 2015 and excluding the impact of currency movements and the NMR business, our performance within the life sciences business showed consistent revenue growth from sales to the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from sales to the life sciences research market. Within applied markets and excluding the impact of currency movements and the NMR business, there was weakness in the chemical and energy markets in the year ended October 31, 2015 when compared to the prior year. Revenue from sales to the life sciences and applied markets business increased 2 percent in 2014 when compared to 2013. For the year ended October 31, 2014 our performance within the life sciences business improved with sales to the pharmaceutical and biotechnology market partially offset by a decrease in the revenue generated from the life sciences research market when compared to the prior year. Within applied markets there was revenue growth from sales to all markets in the year ended October 31, 2014 when compared to the prior year.

The diagnostics and genomics business is comprised of three areas of activity. First, we are focused on pathology, companion diagnostics and reagent partnerships. Second, the genomics business includes our arrays, NGS target enrichment and our other genomics solutions. Third, the nucleic acid solutions business manufactures synthetic RNA to be potentially used as active pharmaceutical ingredients. Revenue was flat in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 8 percentage points in 2015 when compared to 2014. Excluding the impact of foreign currency movements, growth in revenue from sales to the diagnostics and clinical research market was strong in the year ended October 31, 2015 when compared to the prior year. Revenue increased 5 percent in 2014 when compared to 2013. For the year ended October 31, 2014 our performance within the diagnostics and genomics business improved from sales to the diagnostics and clinical markets when compared to the prior year.

The Agilent CrossLab business combines our analytical laboratory services and consumables business. Revenue increased 2 percent in 2015 when compared to 2014. Foreign currency movements had an unfavorable impact of approximately 7 percentage points in 2015 when compared to 2014. Excluding the impact of foreign currency movements there was growth in sales to all key end markets, in particular, the pharmaceutical and biotechnology market in the year ended October 31, 2015 when compared to last year. Within the applied markets revenue in chemical and energy end markets were slower but still reported growth when adjusted for currency movements. Revenue increased 7 percent in 2014 when compared to 2013. Revenue growth from sales to all markets was similar to that of our life sciences and applied markets business in the year ended October 31, 2014 when compared to last year.

Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 4 percent in 2015 as compared to 2014. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased due to increased service contract renewals, laboratory productivity services and strong companion diagnostics revenue. Services and other revenue increased 6 percent in 2014 as compared to 2013.

Costs and Expenses

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
Gross margin on products	52.5%	50.8%	50.6%	2 ppts	—
Gross margin on services and other	43.8%	41.6%	43.0%	2 ppts	(1) ppt
Total gross margin	50.5%	48.8%	49.0%	2 ppts	—
Operating margin	12.9%	10.4%	9.9%	3 ppts	1 ppt

(in millions)
Research and development	$330	$358	$337	(8)%	6%
Selling, general and administrative	$1,189	$1,199	$1,184	(1)%	1%

Total gross margins for the year ended October 31, 2015 increased 2 percentage points when compared to last year. Increases in total gross margins for the year ended October 31, 2015 were the result of lower intangible asset amortization, favorable product mix and improved manufacturing efficiencies partially offset by the impact of unfavorable currency movements and wage increases. Total gross margins for the year ended October 31, 2014 were flat when compared to prior year. Total gross margins for the year ended October 31, 2014 were impacted by favorable product mix offset by higher regulatory costs to address an FDA warning letter, which is now lifted and wage increases.

Total operating margins increased 3 percentage points for the year ended October 31, 2015, when compared to last year. Operating margins improved due to increased gross margins and reduced expenses on lower revenue compared to last year. Total operating margins increased 1 percentage point for the year ended October 31, 2014, when compared to last year. In 2014 there were higher costs as a result of the exit from the NMR business together with some pre separation expenses associated with the separation of Keysight.

Gross inventory charges, included in continuing operations, were $30 million in 2015, $46 million in 2014 and $27 million in 2013. Sales of previously written down inventory, included in continuing operations, were $13 million in 2015, $8 million in 2014 and $6 million in 2013.

Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. We conduct three types of research and development: basic research, foundation technologies and life sciences. Our research seeks to improve on various technical competencies in software, systems and solutions, life sciences and diagnostics. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Some of our product development research is designed to improve products already in production, focus on major new product releases, and develop new product segments for the future. Due to the breadth of research and development projects across all of our businesses, there are a number of drivers of this expense. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities to align our business with available markets and position ourselves to capture market share.

Research and development expenses decreased 8 percent for the year ended October 31, 2015 when compared with last year. R&D expenditure decreased due to the impact of foreign currency movements, savings from the exit from the NMR business and transformation initiatives, offset by wage increases. Research and development expenses increased 6 percent for the year ended October 31, 2014 when compared with last year. R&D expenditure increased due to continued investment in next generation products and expanding our product portfolios.

Selling, general and administrative expenses decreased 1 percent in 2015 compared to 2014. There were increases in expenditure mostly due to the impact of wage increases, higher commissions and costs associated with business improvement and transformation initiatives more than offset by favorable foreign currency movements and the decline in NMR expenses due to the exiting of that business together with a decrease in pre separation expenses related to the separation of Keysight. Selling, general and administrative expenses increased 1 percent in 2014 compared to 2013. Selling, general and administrative expenditure increased mostly due to the impact of wage increases and higher commissions.

Interest expense for the years ended October 31, 2015, 2014 and 2013 was $66 million, $110 million and $107 million, respectively, and relates to the interest charged on our senior notes offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts. The decrease in interest expense in 2015 compared with 2014 and 2013 is due to debt redemptions as part of the debt repositioning as a result of the separation of the Keysight business.

At October 31, 2015, our headcount was approximately 11,800 compared to 11,900 in 2014.

Other income (expense), net

For the year ended October 31, 2015 other income (expense), net includes $25 million of income in respect of the provision of certain IT and site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease income and site service income from Keysight over the next 4-5 years of approximately $13 million per year. For the year ended October 31, 2014 other income (expense) net, included a net loss on the early redemption of senior notes of $89 million.

Income Taxes

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Provision (benefit) for income taxes	$42	$(3)	$68

For 2015, the company’s effective tax rate from continuing operations was 8.7 percent. The income tax expense from continuing operations was $42 million. The income tax provision from continuing operations for the year ended October 31, 2015 included net discrete tax benefits of $55 million. The net discrete tax benefit for the year ended October 31, 2015 included $32 million of net tax benefit primarily due to the settlement of an Internal Revenue Service (“IRS) audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The remaining $23 million net tax benefit for the year ended October 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches and statutue of limitations lapses, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $1 million of other discrete benefits.

For 2014, the company's effective tax rate from continuing operations was (1.3) percent. The income tax benefit from continuing operations was $3 million. The income tax benefit for the year ended October 31, 2014 included a net discrete benefit of $33 million primarily due to the settlement of an Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends.

For 2013, the effective tax rate from continuing operations was 23.4 percent. The 23.4 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2016 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $65 million, $27 million, and $44 million in 2015, 2014, and 2013, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.19, $0.08, and $0.13 in 2015, 2014 and 2013, respectively.

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

On November 1, 2014, Agilent transferred deferred tax assets of $237 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent. In addition, for the year ended October 31, 2015, a $6 million return to provision adjustment for Keysight associated with bonus depreciation was recognized through retained earnings.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. On September 22, 2015, we reached an agreement with the IRS for the tax years 2008 through 2011. We expect to make a payment of approximately $9 million as part of closing the exam.  As a result, in 2015 we reclassified a portion of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expect to pay within the next twelve months. This amount is partially offset by a prepaid tax account of approximately $3 million that the IRS is allowing as an offset to the $12 million in incremental taxes. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $119 million, offset by a tax liability on foreign distributions of approximately $99 million principally related to the repatriation of foreign earnings.

On January 29, 2014, we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $75 million principally related to the repatriation of foreign earnings.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

Segment Overview

In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemical analysis businesses. Financial reporting under this new structure is included within this report on Form 10-K and historical financial segment information has been recast to conform to this new presentation within our financial statements.

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

Net Revenue

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
	(in millions)
Net revenue	$2,046	$2,078	$2,035	(2)%	2%

Life science and applied markets business revenue in 2015 decreased 2 percent compared to 2014. Foreign currency movements for 2015 had an unfavorable impact of 5 percentage points on revenue growth when compared to the same period last year. Geographically, revenue grew 4 percent in the Americas with a 3 percentage point unfavorable currency impact, grew 2 percent in Asia Pacific excluding Japan with a 1 percentage point unfavorable currency impact, declined 8 percent in Europe with a 10 percentage point unfavorable currency impact and declined 20 percent in Japan with a 13 percentage point unfavorable currency impact. Double digit revenue growth in the pharmaceutical market helped drive the revenue growth in the Americas, but was partially offset by declines in the life science and research market due to reductions in academia and government spending. In Europe, our pharmaceutical market revenue growth was not enough to offset declines in revenue from our life science and research market and softness in applied markets. Product revenue results were led by solid demand across the entire product folio, offset by decline in NMR revenue reducing overall growth by 2 percentage points. Life science and applied markets business revenue in 2014 increased 2 percent compared to 2013. Product revenue results in 2014 were led by growth in GCMS and spectroscopy, and partially offset by declines in LCMS and NMR.

End market performance reflected mixed growth across markets in 2015. Our pharmaceutical and biotechnology market revenue growth was strong, and driven by technology refreshes. Larger pharmaceutical companies, continue to upgrade to the latest technologies and help drive revenue growth in this market. In life science research, reduced budgets and delayed spending on capital equipment from government entities, led to a decline in revenue in this market segment. Applied market revenue growth was weaker primarily due to the revenue from the chemical and energy market where lower oil prices have reduced capital spending. Excluding currency movements and the NMR business, environmental decreased when compared to last year as weakness in the US oil and gas markets is now spreading to related environmental testing markets. Sales to the food market were down slightly when compared to last year excluding currency movements and the NMR business. Revenue growth in 2014 was led by strong pharmaceutical sales and moderate revenue growth in applied markets, partially offset by a reduction in revenue from the life science and research markets compared to the prior year.

Looking forward we are optimistic about continued growth from pharmaceutical sales and the technology replacement business from our strong portfolio offering. While low spending levels in life science research and reduced chemical and energy spending continue to be a concern, we continue to see opportunities for customers buying replacement instruments and we will keep strengthening our product and technology portfolio accordingly.

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2015 versus 2014, and 2014 versus 2013.

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
Total gross margin	56.2%	55.8%	53.9%	—	2 ppts
Operating margin	18.6%	17.7%	16.6%	1 ppt	1 ppt

(in millions)
Research and development	$192	$215	$207	(10)%	4%
Selling, general and administrative	$576	$576	$551	—	4%
Income from operations	$380	$369	$338	3%	9%

Gross margins were flat in 2015 compared to 2014. The effects of product mix in 2015 had a negligible affect on gross margins relative to 2014 . Increases for wages and materials were largely offset by improvement in operational efficiencies. Gross margins in 2014 increased by 2 percentage points compared to 2013. Improvement in all major product groups contributed to the year on year gain due partly to increased sales volume and improved operational efficiency. Product mix also had a favorable impact on gross margins.

Research and development expenses decreased 10 percent in 2015 when compared to 2014. Excluding NMR, research and development expenses were down 4 percent from the prior year impacted by our transformation initiatives. Research and development expenses increased 4 percent in 2014 compared to 2013. Investments in software and higher infrastructure costs contributed to the increase.

Selling, general and administrative expenses were flat in 2015 compared to 2014. Excluding NMR, selling, general and administrative expenses grew 3 percent primarily due to dis-synergies in infrastructure costs from the separation of Keysight. Selling, general and administrative expenses increased 4 percent in 2014 compared to 2013. The 2014 increase was primarily related to increased commissions and infrastructure costs.

Operating margins increased by 1 percentage point in 2015 compared to 2014. Expenses declined more than revenue to help with the improvement. Our NMR business, which we made a decision to exit at the end of 2014, had an unfavorable impact on operating margin for fiscal year 2015 as we continued to ship off backlog in winding down the operation. Operating margins increased by 1 percentage point in 2014 compared to 2013, due to slightly higher revenue and improved gross margins.

Income from Operations

Income from operations in 2015 increased by $11 million or 3 percent compared to 2014 on a revenue decrease of $32 million. Income from operations in 2014 increased by $31 million or 9 percent compared to 2013 on a revenue increase of $43 million, a 72 percent year-over-year operating margin incremental. Operating margin incremental is measured by the increase in income from operations compared to the prior period divided by the increase in revenue compared to the prior period.

Diagnostics and Genomics

Our diagnostics and genomics business includes the reagent partnership, pathology, companion diagnostics, genomics and the nucleic acid solutions businesses.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Second, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

Net Revenue

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
	(in millions)
Net revenue	$662	$663	$635	—	5%

Diagnostics and genomics business revenue in 2015 was flat compared to 2014, significantly impacted by currency. Foreign currency movements for 2015 had an unfavorable currency impact of 8 percentage points on revenue growth when compared to the same period last year. Geographically, revenue grew 4 percent in the Americas with a 1 percentage point unfavorable currency impact, grew 1 percent in Europe with a 13 percentage point unfavorable currency impact, but declined 25 percent in Japan with a 12 percentage point unfavorable currency impact and declined 2 percent in Asia Pacific excluding Japan with a 6 percentage point unfavorable currency impact.

The positive local currency revenue growth was driven by continued market demand in the nucleic acid solutions business related to therapeutic oligo programs, good revenue performance in pathology and companion diagnostics businesses as well as continued growth momentum of the NGS solution offering within the genomics business. The end markets in diagnostics and clinical research continue to be strong and growing driven by aging population and life style. We saw a  revenue growth trend in 2015 in our pathology business as we regained customer confidence once the FDA warning letter was lifted earlier in the year.  The growth was driven by Omnis instruments placements throughout the year with record shipments and installations in the last quarter. We also continued to see strong performance from our companion diagnostics business driven by our new and existing pharmaceutical partners. Our genomics business continued to see strong demand for our target enrichment portfolio due to the increasing adoption of next-generation sequencing at a rapid pace by delivering products that suit the changing market in this research and clinical research space.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our revenue growth in our markets, as adoption of our Omnis products, SureSelect and HaloPlex sequencing target enrichment solutions continue. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business's margins, expenses and income from operations for 2015 versus 2014, and 2014 versus 2013.

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
Total gross margin	54.4%	56.4%	60.1%	(2) ppts	(4) ppts
Operating margin	13.3%	14.0%	15.0%	(1) ppt	(1) ppt

(in millions)
Research and development	$78	$86	$83	(10)%	3%
Selling, general and administrative	$195	$195	$202	—	(4)%
Income from operations	$88	$93	$95	(5)%	(3)%

Gross margins decreased by 2 percentage points in 2015 compared to 2014. Gross margins reflected unfavorable currency movement impact, change in business mix, higher inventory charges, and wage increases. Gross margins in 2014 decreased by 4 percentage points compared to 2013. Gross margins reflected higher costs to address the now lifted FDA warning letter and higher infrastructure expenses and wage increases.

Research and development expenses decreased 10 percent in 2015 when compared to 2014; however remained flat as a percentage of revenue. The decline was mainly due to favorable currency movements and business improvement intiatives partially offset by wage increases. Research and development expenses increased 3 percent in 2014 compared to 2013. The increase was due to higher wages, higher cost to address the now lifted FDA warning letter partially offset by lower infrastructure costs.

Selling, general and administrative expenses were flat in 2015 compared to 2014, favorable currency movements, and business improvement initiatives and were offset by higher allocated infrastructure expenses following the Keysight separation and wage increases. Selling, general and administrative expenses decreased 4 percent in 2014 compared to 2013. The reduction was due to lower program spending and efficiency gains in sales channels partially offset by wage increases.

Operating margins decreased by 1 percentage point in 2015 compared to 2014. The reduction was due to lower gross margins due to higher inventory charges and wage increases. Operating margins decreased by 1 percentage point in 2014 compared to 2013 due to higher costs to address the now lifted FDA warning letter, higher infrastructure expenses and wage increases.

Income from Operations

Income from operations in 2015 decreased by $5 million or 5 percent compared to 2014 on a revenue decrease of $1 million. The reduction was due to lower gross margins. Income from operations in 2014 decreased by $2 million or 3 percent compared to 2013 on a revenue increase of $28 million mainly due to higher costs to address the now lifted FDA warning letter.

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

Net Revenue

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
	(in millions)
Total net revenue	$1,330	$1,307	$1,224	2%	7%

Agilent CrossLab business revenue in 2015 increased 2 percent compared to 2014. Foreign currency movements for 2015 had an unfavorable impact of 7 percentage points compared to 2014. Revenue growth in 2015 was led by strength in the overall aftermarket service agreement business, the remarketed instrument business, and our chemistries portfolio of LC columns and sample preparation products. Revenue grew 6 percent over 2014 in the Americas with a 3 percentage point unfavorable currency impact. Revenue declined 5 percent below 2014 in Europe with a 13 percentage point unfavorable currency impact. Revenue declined 13 percent below 2014 in Japan with a 14 percentage point unfavorable currency impact. Revenue grew 10 percent over 2014 in Asia Pacific excluding Japan with a 4 percentage point unfavorable currency impact. Agilent CrossLab business revenue in 2014 increased 7 percent compared to 2013. Revenue growth in 2014 was led by strength in the overall service agreement business, the remarketed instrument business, and our portfolio of LC columns and generic supply products.
Agilent CrossLab business saw positive revenue growth in all the key end markets after accounting for the unfavorable currency impact in 2015. Growth was led by the pharmaceutical and biotechnology markets. Revenue in chemical and energy end markets were slower but still reported growth, adjusted for currency movements.
Looking forward, we expect strength in the pharmaceutical and biotechnology markets will continue to offset weakness in the chemical and energy markets in the near term. The drivers of organic revenue growth in the short-term will be our commitment to bringing innovative solutions to market and our focus on expanding the partnerships we have with our customers. Our launch of the Agilent CrossLab brand promise is beginning to help us communicate the value we bring to our customers, and we are optimistic that this will translate into continued long-term growth. We will also remain committed to fiscal discipline by optimizing gross margins across all our product lines.
Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business's margins, expenses and income from operations for 2015 versus 2014 and 2014 versus 2013.

	Years Ended October 31,			2015 over 2014 Change	2014 over 2013 Change
	2015	2014	2013
Total gross margin	49.6%	48.5%	48.7%	1 ppt	—
Operating margin	22.5%	23.0%	24.4%	(1) ppt	(1) ppt

(in millions)
Research and development	$46	$45	$31	3%	45%
Selling, general and administrative	$315	$287	$266	10%	8%
Income from operations	$299	$301	$299	(1)%	1%

Gross margins increased by 1 percentage point in 2015 compared to 2014, primarily due to the favorable currency hedging gains recognized in 2015, which were partially offset by higher logistical costs. Gross margins remained flat in 2014 compared to 2013.
Research and development expenses increased 3 percent in 2015 when compared to 2014, due to higher project expenses and wage increases. Research and development expenses increased 45 percent in 2014 compared to 2013, due to increased investment into expanding our biocolumn and LC column product portfolio.
Selling, general and administrative expenses increased 10 percent in 2015 compared to 2014, due to the increase in allocated infrastructure costs following our separation of Keysight and wage increases. Selling, general and administrative expenses increased 8 percent in 2014 compared to 2013, due to higher field selling costs and higher infrastructure expenses.
Operating margins declined 1 percentage point in 2015 compared to 2014, due to the increase in allocated infrastructure costs following our separation of Keysight, which were partially offset by the favorable currency hedging gains recognized in 2015. Operating margins decreased 1 percentage point in 2014 compared to 2013, due to the higher infrastructure expenses.
Income from Operations

Income from operations in 2015 decreased by $2 million or 1 percent compared to 2014 on a revenue increase of $23 million. Income from operations in 2014 increased by $2 million or 1 percent compared to 2013 on a revenue increase of $83 million, a 3 percent year-over-year operating margin incremental.
Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2015 consisted of cash and cash equivalents of $2,003 million as compared to $2,218 million as of October 31, 2014, which excludes $810 million of cash and cash equivalents held by Keysight.

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The separation agreement provided that prior to the distribution, Keysight make a cash distribution to Agilent in an amount equal to $900 million. The distribution of such cash to Agilent was intended to be a return of capital to Agilent that ensures that Keysight had approximately $700 million of total cash immediately following distribution. For the year ended October 31 2015, we transferred a net amount of $734 million to Keysight.

As of October 31, 2015, approximately $1,780 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $491 million in 2015 as compared to $711 million provided in 2014 and $1,152 million provided in 2013. For the years ended 2014 and 2013, net cash provided by operating activities included the cash provided by Keysight operating activities. We paid approximately $129 million of net taxes in 2015, as compared to net $131 million in taxes in 2014 and net $110 million in 2013. Income taxes, including those paid for the Keysight business, were paid by Agilent for the years ended October 31, 2014 and 2013. The increase in cash paid for income taxes for the year ended October 31, 2015 was due to tax payments related to the separation. Operating cash flows in 2014 were impacted by pre-separation costs and separation related taxes, the redemption of senior notes including payments related to accrued interest and the timing of the purchase of shares under the employee stock purchase plan. For the years ended October 31, 2015, 2014 and 2013 other assets and liabilities used cash of $262 million, $45 million and provided cash of $8 million, respectively. The increase in the usage of cash for the year ended October 31, 2015 in other assets and liabilities was largely the result of contributions to defined benefit plans, changes in interest and restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In 2015, the change in accounts receivable used cash of $24 million, $119 million in 2014 and provided cash of $14 million in 2013. For the years ended October 31, 2014 and 2013 the change in accounts receivable included $25 million of cash used and $44 million of cash provided by Keysight, respectively. Days' sales outstanding were 53 days in 2015, 49 days in 2014 and 47 days in 2013. The change in accounts payable used cash of $26 million in 2015, provided cash of $50 million in 2014 and used cash of $27 million in 2013. For the years ended October 31, 2014 and 2013 the change in accounts payable included $32 million of cash provided and $24 million of cash used by Keysight, respectively. Cash used in inventory was $24 million in 2015, $99 million in 2014 and $100 million in 2013. For the years ended October 31, 2014 and 2013 the change in inventory included $31 million and $53 million of cash used by Keysight, respectively. Inventory days on-hand decreased to 97 days in 2015 compared to 106 days in 2014 and 118 days in 2013.

We contributed $15 million, $30 million and $30 million to our U.S. defined benefit plans in 2015, 2014 and 2013, respectively. For the years ended October 31, 2014 and 2013 we contributed $15 million and $15 million, respectively, to our U.S. defined benefit plans on behalf of Keysight. We contributed $25 million, $72 million and $89 million to our non-U.S. defined benefit plans in 2015, 2014 and 2013, respectively. For the years ended October 31, 2014 and 2013 we contributed $41 million and $45 million, respectively, to our non-U.S. defined benefit plans on behalf of Keysight. We contributed less than $1 million to our U.S. post-retirement benefit plans in 2015 and $1 million in both 2014 and 2013. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2015 were $40 million or 61 percent less than 2014. Total contributions in 2014 were $103 million or 14 percent more than 2013. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $25 million to our U.S. and non-U.S. defined benefit plans and $1 million to our U.S. post-retirement benefit plans during 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2015 was $400 million and in 2014 was $230 million as compared to net cash used of $248 million in 2013. For the years ended October 31, 2014 and 2013 cash used in investing activities included $82 million and $85 million of cash used by Keysight, respectively.

Investments in property, plant and equipment were $98 million in 2015, $205 million in 2014 and $195 million in 2013. For the years ended October 31, 2014 and 2013 investments in plant and equipment included $70 million and $69 million, respectively, related to Keysight. Proceeds from sale of property, plant and equipment were $12 million in 2015, $14 million in 2014 and $2 million in 2013. In 2015 we invested $74 million in acquisitions of businesses and intangible assets, net of cash acquired compared to $13 million in 2014 and $21 million in 2013. In 2015 we increased our investment in our equity method investment by $1 million. In 2014, there were $25 million of purchases of equity method investments including a $3.5 million loan converted to equity compared with $46 million of purchases of investments including $21 million for equity method investments in 2013. Proceeds from a divestiture was $3 million in 2015 compared to $2 million in 2014. Proceeds from the sale of investment securities in 2015 were zero, $1 million in 2014 and $12 million in 2013. We made a payment of $2 million in exchange for convertible note in 2015. Change in restricted cash and cash equivalents was $240 million in 2015 related to our Seahorse Biosciences acquisition and $4 million and zero in 2014 and 2013 respectively.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2015 was $1,068 million compared to $97 million in 2014 and $554 million in 2013, respectively. The increase in cash used in 2015 when compared to 2014 was largely due to the net cash transferred to Keysight.

Treasury stock repurchases

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The existing program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the years ended October 31, 2015, 2014 and 2013 we repurchased 6 million shares for $267 million, 4 million shares for $200 million and 20 million shares for $900 million, respectively. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

Dividends

For the years ended October 31, 2015, 2014 and 2013 cash dividends of $133 million, $176 million and $156 million were paid on the company's outstanding common stock, respectively. On November 19, 2015, we declared a quarterly dividend of $0.115 per share of common stock, or approximately $38 million which will be paid on January 27, 2016 to shareholders of record as of the close of business on January 5, 2016. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of October 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2015 and 2014.

Long-term debt

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2015 was $2 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes. On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes due November 1, 2017 that had been called for redemption on September 19, 2014.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2015 was $19 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

As of October 31, 2015, we have mortgage debts, secured on buildings in Denmark, in Danish Krone equivalent of $38 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

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

The following table summarizes our total contractual obligations at October 31, 2015 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$35	$54	$26	$34
Commitments to contract manufacturers and suppliers	581	—	—	—
Other purchase commitments	53	—	—	—
Retirement plans	26	—	—	—
Total	$695	$54	$26	$34

Operating leases.    Commitments under operating leases relate primarily to leasehold property, see Note 18, "Commitments and Contingencies".

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually provide us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 38 percent of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill most of our purchase commitments for inventory within one year.

In addition to the above mentioned commitments to contract manufacturers and suppliers, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2015, the liability for our firm, non-cancelable and unconditional purchase commitments was $5 million compared to $10 million, as of October 31, 2014 and less than $1 million as of October 31, 2013. These amounts are included in other accrued liabilities in our consolidated balance sheet.

Other purchase commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically we can cancel contracts without penalties. For those contracts that are not cancelable without penalties, we are disclosing the termination fees and costs or commitments for continued spending that  we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $53 million within the next year.

Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate.

We had no material off-balance sheet arrangements as of October 31, 2015 or October 31, 2014.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations at October 31, 2015 related to our long-term debt and interest expense (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$100	$500	$1,000
Other debt	—	—	—	38
Interest expense	68	132	123	96
Total	$68	$232	$623	$1,134

Other long-term liabilities include $227 million and $286 million of liabilities for uncertain tax positions as of October 31, 2015 and October 31, 2014, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 57 percent of our revenue in 2015, 61 percent of our revenues in 2014 and 63 percent of our revenues in 2013 were generated in U.S. dollars.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2015 and 2014, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2015 and 2014, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows, and of equity present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries at October 31, 2015 and October 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the October 31, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 18, 2015

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2015	2014 (As Revised)	2013 (As Revised)
	(in millions, except per share data)
Net revenue:
Products	$3,146	$3,185	$3,083
Services and other	892	863	811
Total net revenue	4,038	4,048	3,894
Costs and expenses:
Cost of products	1,496	1,568	1,525
Cost of services and other	501	504	462
Total costs	1,997	2,072	1,987
Research and development	330	358	337
Selling, general and administrative	1,189	1,199	1,184
Total costs and expenses	3,516	3,629	3,508
Income from operations	522	419	386
Interest income	7	9	7
Interest expense	(66)	(110)	(107)
Other income (expense), net	17	(89)	7
Income from continuing operations before taxes	480	229	293
Provision (benefit) for income taxes	42	(3)	68
Income from continuing operations	438	232	225
Income (loss) from discontinued operations, net of tax expense (benefit) of $(2), $100 and $57	$(37)	$317	$509
Net income	$401	$549	$734

Net income per share - basic:
Income from continuing operations	$1.32	$0.70	$0.66
Income (loss) from discontinued operations	(0.12)	0.95	1.49
Net income per share - basic	$1.20	$1.65	$2.15

Net income per share - diluted:
Income from continuing operations	$1.31	$0.69	$0.65
Income (loss) from discontinued operations	(0.11)	0.93	1.48
Net income per share - diluted	$1.20	$1.62	$2.13

Weighted average shares used in computing net income per share:
Basic	333	333	341
Diluted	335	338	345

Cash dividends declared per common share	$0.400	$0.528	$0.460

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2015	2014 (As Revised)	2013 (As Revised)

Net income	$401	$549	$734
Other comprehensive income (loss):
Unrealized gain on investments, net of tax (expense) benefit of $0, $(1) and $(2)	—	11	7
Amounts reclassified into earnings related to investments, net of tax of $0, $0 and $0	—	(1)	—
Gain on derivative instruments, net of tax (expense) of $(3), $(5) and $(2)	8	8	8
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $6, $0 and $3	(12)	1	(10)
Foreign currency translation, net of tax benefit of $24, $8 and $8	(336)	(269)	1
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax (expense) benefit of $17, $65, and $(114)	(38)	(143)	228
Change in net prior service benefit, net of tax benefit of $6, $16, and $16	(11)	(32)	(32)
Other comprehensive income (loss)	(389)	(425)	202
Total comprehensive income	$12	$124	$936

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2015	2014 (As Revised)
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,003	$2,218
Short-term restricted cash and cash equivalents	242	—
Accounts receivable, net	606	626
Inventory	541	574
Other current assets	294	263
Current assets of discontinued operations	—	1,828
Total current assets	3,686	5,509
Property, plant and equipment, net	604	631
Goodwill	2,366	2,507
Other intangible assets, net	445	649
Long-term investments	86	96
Other assets	292	268
Non-current assets of discontinued operations	—	1,155
Total assets	$7,479	$10,815
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$279	$302
Employee compensation and benefits	221	228
Deferred revenue	258	260
Other accrued liabilities	218	279
Current liabilities of discontinued operations	—	623
Total current liabilities	976	1,692
Long-term debt	1,655	1,663
Retirement and post-retirement benefits	264	209
Other long-term liabilities	414	513
Long-term liabilities of discontinued operations	—	1,434
Total liabilities	3,309	5,511
Commitments and contingencies (Note 18)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 611 million shares at October 31, 2015 and 608 million shares at October 31, 2014 issued	6	6
Treasury stock at cost; 279 million shares at October 31, 2015 and 273 million shares at October 31, 2014	(10,074)	(9,807)
Additional paid-in-capital	9,045	8,967
Retained earnings	5,581	6,469
Accumulated other comprehensive loss	(391)	(334)
Total stockholders' equity	4,167	5,301
Non-controlling interest	3	3
Total equity	4,170	5,304
Total liabilities and equity	$7,479	$10,815
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2015	2014 (As Revised)	2013 (As Revised)
	(in millions)
Cash flows from operating activities:
Net income	$401	$549	$734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	384	372
Accelerated amortization of interest rate swap gain (due to early redemption of debt)	—	(22)	—
Share-based compensation	54	96	85
Excess tax benefit from share-based plans	(8)	(1)	(2)
Deferred taxes	70	(192)	(4)
Excess and obsolete inventory and inventory related charges	30	79	48
Non-cash restructuring and asset impairment charges	3	23	3
Net gain on sale of investments	—	(1)	(1)
Net (gain) loss on sale of assets and divestitures	3	(10)	3
Other	13	10	3
Changes in assets and liabilities:
Accounts receivable, net	(24)	(119)	14
Inventory	(24)	(99)	(100)
Accounts payable	(26)	50	(27)
Employee compensation and benefits	8	9	16
Other assets and liabilities	(262)	(45)	8
Net cash provided by operating activities	491	711	1,152
Cash flows from investing activities:
Investments in property, plant and equipment	(98)	(205)	(195)
Proceeds from the sale of property, plant and equipment	12	14	2
Proceeds from the sale of investment securities	—	1	12
Proceeds from divestitures	3	2	—
Payment to acquire equity method investment	(1)	(25)	(21)
Payment in exchange for convertible note	(2)	—	—
Purchase of other investments	—	—	(25)
Change in restricted cash, cash equivalents and investments, net	(240)	(4)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(74)	(13)	(21)
Net cash used in investing activities	(400)	(230)	(248)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	58	188	161
Treasury stock repurchases	(267)	(200)	(900)
Payment of dividends	(133)	(176)	(156)
Issuance of senior notes	—	1,099	597
Debt issuance costs	—	(9)	(5)
Repayment of senior notes	—	(1,000)	(250)
Purchase of non-controlling interest	—	—	(3)
Proceeds from debts and credit facility	—	87	—
Net transfer of cash and cash equivalents to Keysight	(734)	—	—
Repayment of debts and credit facility	—	(87)	—
Excess tax benefit from share-based plans	8	1	2
Net cash used in financing activities	(1,068)	(97)	(554)
Effect of exchange rate movements	(48)	(31)	(26)
Net increase (decrease) in cash and cash equivalents	(1,025)	353	324
Change in cash and cash equivalents within current assets of discontinued operations	810	—	—
Cash and cash equivalents at beginning of year	2,218	2,675	2,351
Cash and cash equivalents at end of year	$2,003	$3,028	$2,675

   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings		Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2012	595,259	$6	$8,489	(248,786)	$(8,707)	$5,505	$(111)	$5,182	$3	$5,185
Cumulative impact of revision, see Note 2 "Revision of Prior Period Financial Statements"	—	—	(12)	—	—	13	—	1	—	1
Revised Balance as of October 31, 2012	595,259	$6	$8,477	(248,786)	$(8,707)	$5,518	$(111)	$5,183	$3	$5,186
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	734	—	734	—	734
Other comprehensive income	—	—	—	—	—	—	202	202	—	202
Total comprehensive income								936		936
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(156)	—	(156)	—	(156)
Share-based awards issued	6,370	—	147	—	—	—	—	147	—	147
Repurchase of common stock	—	—	—	(20,544)	(900)	—	—	(900)	—	(900)
Tax benefits from share-based awards issued	—	—	2	—	—	—	—	2	—	2
Share-based compensation	—	—	85	—	—	—	—	85	—	85
Balance as of October 31, 2013	601,629	$6	$8,711	(269,330)	$(9,607)	$6,096	$91	$5,297	$3	$5,300
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	549	—	549	—	549
Other comprehensive loss	—	—	—	—	—	—	(425)	(425)	—	(425)
Total comprehensive income								124		124
Cash dividends declared ($0.528 per common share)	—	—	—	—	—	(176)	—	(176)	—	(176)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	—
Share-based awards issued	6,261	—	170	—	—	—	—	170	—	170
Adjustment to cumulative excess tax benefits realized from share based awards issued, see Note 5, "Share-based Compensation"	—	—	(11)	—	—	—	—	(11)	—	(11)
Tax benefits from share-based awards issued	—	—	1	—	—	—	—	1	—	1
Repurchase of common stock	—	—	—	(3,594)	(200)	—	—	(200)	—	(200)
Share-based compensation	—	—	96	—	—	—	—	96	—	96
Balance as of October 31, 2014	607,890	$6	$8,967	(272,924)	$(9,807)	$6,469	$(334)	$5,301	$3	$5,304
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	401	—	401	—	401
Other comprehensive loss	—	—	—	—	—	—	(389)	(389)	—	(389)
Total comprehensive income								12		12
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	(133)	—	(133)	—	(133)
Distribution of Keysight	—	—	(28)	—	—	(1,156)	332	(852)	—	(852)
Share-based awards issued	2,964	—	44	—	—	—	—	44	—	44
Tax benefit from share based awards issued	—	—	8	—	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(6,471)	(267)	—	—	(267)	—	(267)
Share-based compensation	—	—	54	—	—	—	—	54	—	54
Balance as of October 31, 2015	610,854	$6	$9,045	(279,395)	$(10,074)	$5,581	$(391)	$4,167	$3	$4,170

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

Keysight Separation. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-K.

Exit of Nuclear Magnetic Resonance Business. During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and applied markets segment. In connection with the exit from this business, we recorded approximately $6 million and $68 million in restructuring and other related costs in 2015 and 2014, respectively. For additional details related to the exit of the NMR business see Note 15, "Exit of NMR Business". We will continue to provide service support to the NMR installed base.

New Segment Structure. In November 2014, we announced a change in organizational structure designed to better serve our customers. Our life sciences business, excluding the nucleic acid solutions division, together with the chemical analysis business combined to form a new segment called life sciences and applied markets business. Our diagnostics and genomics businesses combined with the nucleic acid solutions division from our life sciences business and became the diagnostics and genomics segment. Finally, the Agilent CrossLab segment was formed from the services and consumables businesses previously part of the life sciences and chemicals analysis businesses. Financial reporting under this new structure is included within this report on Form 10-K and historical financial segment information has been recast to conform to this new presentation within our financial statements.

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

Revision of Services and other and Product Net Revenues and related Cost of Sales.   In 2015 we revised amounts shown in our consolidated statement of operations to more accurately reflect the character of items delivered to customers.   Our diagnostic and genomics segment identified a stream of service revenues that had been presented as product revenue in previous years.  We have now revised those years’ presentation to show the revenue within services and other.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the year ended October 31, 2014 service and other revenue increased $21 million and service and other cost of sales increased $19 million with corresponding reductions in product revenue and cost of sales. For the year ended October 31, 2013 service and other revenue increased $17 million and service and other cost of sales increased$12 million with corresponding reductions in product revenue and cost of sales.These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our consolidated statement of operations.

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

We recognize revenue, net of trade discounts and allowances, provided that (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer for products, or when the service has been provided. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly we defer revenue for these sales arrangements for which the payment is not yet due. At the time of the transaction, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

Product revenue.    Our product revenue is generated predominantly from the sales of various types of analytical instrumentation. Product revenue, including sales to resellers and distributors, is reduced for estimated returns when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

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

Service revenue.    Revenue from services includes extended warranty, customer and software support, consulting including companion diagnostics and training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition the four revenue recognition criteria described above must be met before service revenue is recognized.

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

Accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2015 and 2014 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

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

In fiscal year 2015, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. Due to the new segment structure in November 2014 we performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2015. Based on the results of our testing, the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2015, 2014 and 2013.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2015. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. In the years ended October 31, 2015, 2014 and 2013, we recorded an impairment of $3 million, $4 million and zero, respectively due to the cancellation of certain IPR&D projects. In addition, in the year ended October 31, 2014, we also recorded $12 million of impairment of other intangibles due to the exit of our NMR business.

Share-based compensation.    For the years ended 2015, 2014 and 2013, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense, in continuing operations, for all share-based awards of $55 million in 2015, $59 million in 2014 and $51 million in 2013. For the stock option and long term performance plan grants in 2015 we are now using a volatility measure derived from a selection of our peer companies.  In prior periods, we used Agilent stock historical volatility. We currently consider this method to not be reflective of our future volatility due to the separation of Keysight. See Note 5, "Share-based compensation" for additional information.

Retirement and post-retirement plans. Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally we sponsor post-retirement health care benefits for our eligible U.S. employees. Assumptions used to determine the benefit obligations and the expense for these plans are derived annually. See Note 16, “Retirement plans and post-retirement pension plans” for additional information.

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

Taxes on income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. See Note 6, "Income Taxes" for more information.

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

Advertising.    Advertising costs are generally expensed as incurred and amounted to $25 million in 2015, $31 million in 2014 and $28 million in 2013.

Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net income per share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potential common shares outstanding during the period unless the effect is anti-dilutive. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits and shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits or shortfalls are assumed proceeds to be used to repurchase hypothetical shares. See Note 7, "Net Income Per Share".

Cash, cash equivalents and short term investments.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2015, approximately $1,780 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Under current tax laws, the cash could be repatriated to the U.S. but most of it would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less. Currently, we have no short-term investments.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $30 million and $53 million as of October 31, 2015 and 2014, respectively. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2015, or 2014.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in comprehensive income (loss), a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2015, 2014 and 2013 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twenty years. Certain leases contain renewal options for periods up to six years. In addition, we lease equipment to customers in connection with our diagnostics business using both capital and operating leases. As of October 31, 2015 and 2014 our diagnostics and genomics segment has approximately $11 million and $8 million, respectively, of lease receivables related to capital leases and approximately $31 million and $33 million, respectively, of net assets for operating leases.  We depreciate the assets related to the operating leases over their estimated useful lives.

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

Employee compensation and benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $86 million and $100 million as of October 31, 2015, and 2014, respectively.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $9 million loss for fiscal year 2015, $4 million loss for 2014 and $2 million loss for 2013, respectively.

2.     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the year ended October 31, 2014 the company identified and recorded various out of period income tax adjustments.  Specifically, $13 million tax expense for corrections to U.S. deferred taxes, $12 million tax expense for the correction of transfer pricing for prior years, $9 million tax benefit related to the correction of the tax basis of land in the U.K. and $3 million of tax expense to correct tax related balance sheet accounts. During the year ended October 31, 2015 the company identified additional income tax out of period adjustments. Specifically, $13 million of tax benefit from the reduction in deferred tax liabilities due to tax rate changes in Denmark occurring in the prior year,  $10 million of tax benefit to correct the overstatement of U.S. income taxes payable, $7 million of tax benefit to correct the understatement of international prepaid income taxes, $17 million of tax expense to correct deferred tax liabilities associated with unremitted foreign earnings, $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return, $4 million tax expense related to foreign deferred tax assets, and a $2 million net tax benefit associated with errors in prior year international income tax provisions.  The aggregated impact of the out of period income tax adjustments identified, including the reversing effect of prior year errors, resulted in the provision for income taxes in 2014 and 2013 to be overstated by $45 million and $10 million, respectively.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended October  31, 2014 or for any quarterly periods included therein or through our most recent Quarterly Report on Form 10-Q. As part of this evaluation, we considered a number of qualitative factors, including, among others, that the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within the industry during the periods. However, as a result of the Company presenting continuing operations and discontinued operations for the first time in our Annual Report on Form 10-K, we determined the  effect of the errors is significant to our financial results for the year ending October 31, 2014 and 2013. Accordingly, we are revising our historical financial statements.

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements prior to the fiscal year ended October 31, 2013 are reflected in the revised stockholders’ equity as of October 31, 2012. The cumulative effect of those adjustments increased previously reported retained earnings by $13 million and reduced additional paid in capital by $12 million.    The cumulative effect to retained earnings includes the $65 million related to adjusting the cumulative effect of a change in accounting principle to reduce our long-term tax liabilities that was previously recorded in 2014.

These adjustments also cumulatively impacted the following balance sheet line items as of October 31, 2014:

	October 31, 2014
	As Reported	Adjustments	As Revised
	(in millions)
Other current assets	$261	$2	$263
Current assets of discontinued operations	$1,821	7	$1,828
Total current assets	$5,500	9	$5,509
Other assets	$283	(15)	$268
Non-current assets of discontinued operations	$1,165	(10)	$1,155
Total assets	$10,831	$(16)	$10,815

Other accrued liabilities	$289	$(10)	$279
Total current liabilities	$1,702	$(10)	$1,692
Other long-term liabilities	$522	$(9)	$513
Total liabilities	$5,530	$(19)	$5,511

Retained earnings	$6,466	$3	$6,469
Total stockholders equity	$5,298	$3	$5,301

The errors discussed above resulted in an understatement of net income of $45 million and $10 million relating to the provision for income taxes for the years ended October 31, 2014 and 2013, respectively.

	Year Ended October 31, 2014
	As Reported	Adjustments	Revised	Reclassified for Discontinued Operations
	(in millions, except per share data)
Income before taxes	$646		$646
Provision (benefit) for income taxes	142	(45)	97
Income from continuing operations before taxes				229
Provision for income taxes on continuing operations				(3)
Income from continuing operations				232
Income from discontinued operations, net of tax expense of $100				317
Net income	$504	$45	$549	$549

Net income per share:
Basic	$1.51	$0.14	$1.65
Diluted	$1.49	$0.13	$1.62

Net income per share - basic
Income from continuing operations				$0.70
Income from discontinued operations				$0.95
Net income per share - basic				$1.65

Net income per share - diluted
Income from continuing operations				$0.69
Income from discontinued operations				$0.93
Net income per share - diluted				$1.62

Total comprehensive income	$79	$45	$124

	Year Ended October 31, 2013
	As Reported	Adjustments	Revised	Reclassified for Discontinued Operations
	(in millions, except per share data)
Income before taxes	$859		$859
Provision (benefit) for income taxes	135	(10)	125
Income from continuing operations before taxes				293
Provision for income taxes on continuing operations				68
Income from continuing operations				225
Income from discontinued operations, net of tax expense of $57				509
Net income	$724	$10	$734	$734

Net income per share:
Basic	$2.12	$0.03	$2.15
Diluted	$2.10	$0.03	$2.13

Net income per share - basic
Income from continuing operations				$0.66
Income form discontinued operations				$1.49
Net income per share - basic				$2.15

Net income per share - diluted
Income from continuing operations				$0.65
Income form discontinued operations				$1.48
Net income per share - diluted				$2.13

Total comprehensive income	$926	$10	$936

The adjustments resulted in the following revisions to our consolidated cash flow statements.

	Year Ended October 31, 2014
	As Reported	Adjustments	As Revised
	(in millions)
Net income	$504	$45	$549
Deferred taxes	$(132)	$(60)	$(192)
Changes in assets and liabilities:
Other assets and liabilities	$(60)	$15	$(45)

	Year Ended October 31, 2013
	As Reported	Adjustments	As Revised
	(in millions)
Net income	$724	$10	$734
Deferred taxes	$31	(35)	$(4)
Changes in assets and liabilities:
Other assets and liabilities	$(17)	25	$8

All financial information presented in the accompanying notes to these consolidated financial statements was revised to reflect the correction of these errors.

3.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, Financial Accounting Standards Board ("FASB") issued amendments to the guidance on discontinued operations. The guidance changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new guidance is effective for Agilent prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after November 1, 2016.

The disposal of Keysight meets the definition of a discontinued operation under both the existing and amended accounting guidance.  The historical results of operations and the financial position of Keysight are included in the consolidated financial statements of Agilent and are reported as discontinued operations within this Form 10-K.

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

In January 2015, FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for us from November 1, 2016, and in interim periods during that year. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In February 2015, FASB issued an amendment to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for us from November 1, 2016, and for interim periods within that year.  We do not expect that adopting this guidance will have an impact to our consolidated financial statements.

In April 2015, FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments in this update are effective for us from November 1, 2016, and for interim periods within that year.  Earlier adoption is permitted and we are currently evaluating when we will implement the guidance.   We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

In July 2015, FASB issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet.  Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for us from November 1, 2017, and for interim periods in the following year. We do not expect this amended guidance to have an impact to our consolidated financial statements, as the new guidance aligns with our current practice of using net realizable value as our estimate of market value.

In July 2015, FASB announced that the implementation date of Topic 606, Revenue from Contracts with Customers, would be delayed by one year.   It will now be effective for us in fiscal 2019, with early adoption permitted for us from November 1, 2017.  We are evaluating the timing of our adoption and the impact of this guidance to our consolidated financial statements.

In September 2015, FASB issued guidance intended to simplify accounting for adjustments to provisional amounts recorded in connection with business combinations. Beginning in November 1, 2017 and in the interim periods from November 1, 2018, adjustments will be recorded in the period that they are determined rather than applied retrospectively via revision to the period of acquisition and each period thereafter. Early adoption is permitted. We do not expect this guidance to have a material impact to our consolidated financial statements, but we are currently evaluating the timing of our adoption.

In November 2015, FASB issued guidance intended to simplify accounting for deferred taxes.   Beginning on November 1, 2017 including the interim periods following that date we will present all deferred tax balances as non-current.  Existing GAAP guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the

underlying attributes.   Early adoption is permitted.   We are still evaluating when we will adopt this guidance as we expect adoption will cause significant balance sheet reclassifications.   See Note 6, “Income Taxes” for details of the current and non-current deferred tax liability balances.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

4.     DISCONTINUED OPERATIONS

On September 19, 2013, Agilent announced its intention to separate its electronic measurement business, Keysight, which was previously a separate reportable segment, into a stand-alone publicly traded company. Keysight was incorporated in Delaware as a wholly-owned subsidiary of Agilent on December 6, 2013. On November 1, 2014, we completed the distribution of 100% of the outstanding common stock of Keysight to Agilent stockholders, who received one share of Keysight common stock for every two shares of Agilent common stock held as of the close of business on the record date, October 22, 2014. The separation agreement ensured that Keysight had approximately $700 million of total cash and cash equivalents immediately following distribution. For the year ended October 31, 2015, we transferred a total amount of cash and cash equivalents of $734 million to Keysight.

The historical results of operations and statement of financial position of Keysight have been presented as discontinued operations in the consolidated financial statements and prior periods have been restated. Discontinued operations include results of Keysight's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by Agilent to Keysight. Discontinued operations also includes other costs incurred by Agilent to separate Keysight. These costs include transaction charges, advisory and consulting fees and information system expenses.

The following table summarizes results from discontinued operations of Keysight included in the consolidated statement of operations:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Net revenue	$—	$2,933	$2,888
Costs and expenses	39	2,521	2,323
Operating income (loss)	(39)	412	565
Other income (expense), net	—	5	1
Income (loss) from discontinued operations before tax	(39)	417	566
Provision (benefit) for income taxes	(2)	100	57
Net income (loss) from discontinued operations	$(37)	$317	$509

Net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $39 million and $178 million for the years ended October 31, 2015 and 2014, respectively. In the year ended October 31, 2015 only those costs incurred to effect the separation have been included. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

The following table presents Agilent's electronic measurement business assets and liabilities removed from the consolidated balance sheet as of November 1, 2014 and presented as discontinued operations as of October 31, 2014:

October 31, 2014
(in millions)
Assets:
Cash and cash equivalents	$810
Accounts receivable, net	357
Inventory	498
Other current assets	163
Current assets of discontinued operations	1,828
Property, plant and equipment, net	470
Goodwill	392
Other intangible assets, net	18
Long-term investments	63
Other assets	212
Non-current assets of discontinued operations	1,155
Total assets of discontinued operations	$2,983
Liabilities:
Accounts payable	$173
Employee compensation and benefits	167
Deferred revenue	175
Other accrued liabilities	108
Current liabilities of discontinued operations	623
Long-term debt	1,099
Retirement and post-retirement benefits	213
Other long-term liabilities	122
Long-term liabilities of discontinued operations	1,434
Total liabilities of discontinued operations	$2,057

In addition, $332 million of accumulated other comprehensive loss, net of income taxes, primarily related to pension and other post-retirement benefits plans and currency translation was also transferred to Keysight together with $28 million of additional paid in capital related to share based compensation windfall tax benefits. The removal of Keysight net assets and equity related adjustments is presented as a reduction in Agilent's retained earnings and represents a non cash financing activity excluding cash transferred. See Note 6 “Income Taxes” for tax implications and adjustments due to the distribution and Note 5 “Share Based Compensation” for changes to share based compensation awards as a result of the distribution of Keysight.

In order to effect the separation and govern our relationship with Keysight after the separation, we entered into a Separation and Distribution Agreement and other agreements including a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement. The Separation and Distribution Agreement governs the separation of the electronic measurement business, the transfer of assets and other matters related to our relationship with Keysight. Any costs incurred by Agilent in respect of these agreements after separation are recorded in the continuing operations of Agilent.

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

Under the terms of the Transition Services Agreement, we agreed to provide administrative, site services, information technology systems and various other corporate and support services to Keysight over the period of 12-18 months after the separation on a cost or cost-plus basis. The most significant component of the service income is the provision of IT services that was completed by the end of the second quarter of 2015. In total we have recorded income for all services provided to Keysight of approximately $12 million. In addition, Agilent expects to receive lease income together with site service income from Keysight over the next 4-5 years of approximately $13 million per year.  In the year ended October 31, 2015 other income (expense), net includes $25 million of income in respect of the provision of services to, and lease income from Keysight.

5.     SHARE-BASED COMPENSATION

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

Under our ESPP, employees purchased 346,472 shares for $12 million in 2015, 1,604,406 shares for $73 million in 2014 and 1,454,724 shares for $48 million in 2013. As of October 31, 2015, the number of shares of common stock authorized and available for issuance under our ESPP was 42,605,407.

Incentive compensation plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2015, 13,524,407 shares were available for future awards under the 2009 Stock Plan.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Cost of products and services	$11	$13	$12
Research and development	5	7	5
Selling, general and administrative	39	39	34
Share-based compensation expense in continuing operations	55	59	51
Share-based compensation expense in discontinued operations	—	39	37
Total share-based compensation expense	$55	$98	$88

At October 31, 2015 and 2014 there was no share-based compensation capitalized within inventory. The windfall income tax benefit realized from the exercised stock options and similar awards recognized was $8 million in 2015, $1 million in 2014 and $2 million in 2013, respectively. Approximately $11 million of previously recognized windfall tax benefits was reversed due to the favorable settlement of a tax authority examination in first quarter of 2014. The weighted average grant date fair value of options, granted in 2015, 2014 and 2013 was $10.58, $18.73 and $12.18 per share, respectively.

Included in the 2015, 2014 and 2013 expense is incremental expense for acceleration of share-based compensation related to the announced workforce reduction plan of $2 million, $1 million and $2 million, respectively. Upon termination of the employees impacted by workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

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

The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2015	2014	2013
Stock Option Plans:
Weighted average risk-free interest rate	1.75%	1.69%	0.86%
Dividend yield	1%	1%	1%
Weighted average volatility	28%	39%	39%
Expected life	5.5 years	5.8 years	5.8 years
LTPP:
Volatility of Agilent shares	25%	36%	37%
Volatility of selected peer-company shares	12%-57%	13%-57%	6%-64%
Price-wise correlation with selected peers	37%	47%	49%

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

In developing our estimated life of our employees' stock options of 5.5 years, we considered the separation of Keysight and the historical option exercise behavior for our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior. In developing our estimated life of our employee stock options of 5.8 years for 2013 to 2014, we considered the historical option exercise behavior of our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior.

Share-based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity made to our employees and directors for 2015. The amount of options outstanding and the weighted average exercise price at October 31, 2014, have been revised to reflect the impact of the Keysight separation.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2014	6,584	$27
Granted	1,347	$41
Exercised	(1,925)	$24
Cancelled/Forfeited/Expired	(294)	$35
Outstanding at October 31, 2015	5,712	$31

Forfeited and expired options from total cancellations in 2015 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	277	$36
Expired	17	$20
Total Options Cancelled during 2015	294	$35

The options outstanding and exercisable for equity share-based payment awards at October 31, 2015 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	1,120	1.9	$21	$18,873	1,120	1.9	$21	$18,873
$25.01 - 30	2,425	6.1	$26	27,504	1,539	5.7	$26	17,545
$30.01 - 40	921	8.1	$39	—	224	8.1	$39	—
$40.01 - over	1,246	9.1	$41	—	13	8.6	$41	—
	5,712	6.2	$31	$46,377	2,896	4.4	$25	$36,418

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $37.76 at October 31, 2015, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2015 was approximately 2.7 million.

The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2015, 2014 and 2013:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2013	$71,499	$28
Black-Scholes per share value of options granted during fiscal 2013			$12
Options exercised in fiscal 2014	$98,075	$30
Black-Scholes per share value of options granted during fiscal 2014			$19
Options exercised in fiscal 2015	$33,258	$24
Black-Scholes per share value of options granted during fiscal 2015			$11

As of October 31, 2015, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $5 million which is expected to be amortized over a weighted average period of 2.0 years. The amount of cash received from the exercise of share-based awards granted was $58 million in 2015, $188 million in 2014 and $161 million in 2013. See Note 6, "Income Taxes" for the tax impact on share-based award exercises.

Non-vested Awards

The following table summarizes non-vested award activity in 2015 primarily for our LTPP and restricted stock unit awards. The amount of non-vested awards and the weighted average grant price at October 31, 2014, have been revised to reflect the impact of the Keysight separation.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2014	2,750	$32
Granted	955	$42
Vested	(1,016)	$30
Forfeited	(159)	$36
Change in LTPP shares vested in the year due to performance conditions	(113)	$—
Non-vested at October 31, 2015	2,417	$36

As of October 31, 2015, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $32 million which is expected to be amortized over a weighted average period of 2.3 years. The total fair value of restricted stock awards vested was $31 million for 2015, $54 million for 2014 and $44 million for 2013.

6.     INCOME TAXES

The domestic and foreign components of income from continuing operations before taxes are:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
U.S. operations	$77	$(72)	$5
Non-U.S. operations	403	301	288
Total income from continuing operations before taxes	$480	$229	$293

The provision (benefit) for income taxes is comprised of:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
U.S. federal taxes:
Current	$(91)	$17	$13
Deferred	97	(80)	3
Non-U.S. taxes:
Current	62	176	88
Deferred	(27)	(111)	(43)
State taxes, net of federal benefit:
Current	1	—	2
Deferred	—	(5)	5
Total provision (benefit)	$42	$(3)	$68

The income tax provision (benefit) does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$13	$—	$18	$—
Intangibles	—	95	—	142
Property, plant and equipment	17	—	18	—
Warranty reserves	11	—	9	—
Pension benefits and retiree medical benefits	93	—	85	—
Employee benefits, other than retirement	26	—	27	—
Net operating loss, capital loss, and credit carryforwards	173	—	176	—
Unremitted earnings of foreign subsidiaries	—	33	—	44
Share-based compensation	39	—	41	—
Deferred revenue	41	—	41	—
Other	4	—	9	3
Subtotal	417	128	424	189
Tax valuation allowance	(131)	—	(134)	—
Total deferred tax assets or deferred tax liabilities	$286	$128	$290	$189

The increase in 2015 as compared to 2014 for the deferred tax asset relating to pension benefits is due mainly to the tax effect of changes in pension plans recognized in other comprehensive income (loss). The decrease in the deferred tax liability relating to intangible assets is due primarily to amortization of acquired intangible assets from Dako. The amortization expenses associated with acquired intangible assets are not deductible for tax purposes.

Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2015 the Company recognized a $33 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings that are not considered permanently reinvested. As of October 31, 2015, the cumulative amount of undistributed earnings considered indefinitely reinvested was $5 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the years 2015 and 2014:

	October 31,
	2015	2014
	(in millions)
Current deferred tax assets (included within other current assets)	$84	$88
Long-term deferred tax assets (included within other assets)	180	145
Current deferred tax liabilities (included within other accrued liabilities)	(10)	(7)
Long-term deferred tax liabilities (included within other long-term liabilities)	(96)	(125)
Total	$158	$101

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2015, we continued to maintain a valuation allowance of $131 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits, net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2015, we had federal net operating loss carryforwards of approximately $7 million and zero tax credit carryforwards. The federal net operating losses expire in years beginning 2022 through 2026. At October 31, 2015, we had state net operating loss carryforwards of approximately $228 million which expire in years beginning 2016 through 2031, if not utilized. In addition, we had net state tax credit carryforwards of $36 million that do not expire. All of the federal and some of the state net operating loss carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. At October 31, 2015, we also had foreign net operating loss carryforwards of approximately $358 million. Of this foreign loss, $234 million will expire in years beginning 2016 through 2024, if not utilized. The remaining $124 million has an indefinite life. Some of the foreign losses are subject to annual loss limitation rules. These annual loss limitations in the U.S. and foreign jurisdictions may result in the expiration or reduced utilization of the net operating losses.

The authoritative guidance prohibits recognition of a deferred tax asset for excess tax benefits related to stock and stock option plans that have not yet been realized through reduction in income taxes payable. Such unrecognized deferred tax benefit totals $193 million as of October 31, 2015 and will be accounted for as a credit to shareholders' equity, if and when realized, through a reduction in income taxes payable. The Company recognized approximately $28 million as a credit to shareholders' equity for cumulative excess tax benefits related to stock and stock option plans that have been realized as of October 31, 2015.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Profit before tax times statutory rate	$167	$80	$103
State income taxes, net of federal benefit	(8)	(7)	5
Non-U.S. income taxed at different rates	(72)	(39)	(34)
Change in unrecognized U.S. tax benefits	(116)	(111)	—
Repatriation of foreign earnings	68	75	—
Valuation allowances	(2)	2	(8)
Transfer pricing adjustments for prior years	—	—	8
Adjustment to income taxes payable	—	(6)	—
Other, net	5	3	(6)
Provision (benefit) for income taxes	$42	$(3)	$68
Effective tax rate	8.7%	(1.3)%	23.4%

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2016 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $65 million, $27 million, and $44 million in 2015, 2014, and 2013, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.19, $0.08, and $0.13 in 2015, 2014 and 2013, respectively.

For 2015, the company’s effective tax rate from continuing operations was 8.7 percent. The income tax expense from continuing operations was $42 million. The income tax provision from continuing operations for the year ended October 31, 2015 included net discrete tax benefits of$55 million. The net discrete tax benefit for the year ended October 31, 2015 included $32 million of net tax benefit primarily due to the settlement of an Internal Revenue Service (“IRS) audit in the U.S. and the recognition of tax expense related to the repatriation of dividends to the U.S. The remaining $23 million net tax benefit for the year ended October 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches and statutue of limitations lapses, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $1 million of other discrete benefits.

For 2014, the company's effective tax rate from continuing operations was (1.3) percent. The income tax benefit from continuing operations was $3 million. The income tax benefit for the year ended October 31, 2014 included a net discrete benefit of $33 million Internal Revenue Service ("IRS") audit in the U.S. and the recognition of tax expense related to the repatriation of dividends.

For 2013, the effective tax rate from continuing operations was 23.4 percent. The 23.4 percent effective tax rate is lower than the U.S. statutory rate primarily due to the mix of earnings in non-U.S. jurisdictions taxed at lower statutory rates; in particular Singapore where we enjoy tax holidays.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2015 and 2014:

	October 31,
	2015	2014
	(in millions)
Current income tax assets (included within other current assets)	$104	$82
Long-term income tax assets (included within other assets)	20	45
Current income tax liabilities (included within other accrued liabilities)	(62)	(100)
Long-term income tax liabilities (included within other long-term liabilities)	(227)	(285)
Total	$(165)	$(258)

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

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2015	2014	2013
	(in millions)
Balance, beginning of year	$417	$512	$457
Additions for tax positions related to the current year	33	45	52
Additions for tax positions from prior years	3	11	15
Reductions for tax positions from prior years	(156)	(141)	(6)
Settlements with taxing authorities	(4)	(2)	(3)
Statute of limitations expirations	(4)	(8)	(3)
Balance, end of year	$289	$417	$512

As of October 31, 2015, we had $289 million of unrecognized tax benefits of which $269 million, if recognized, would affect our effective tax rate.

We recognized a tax benefit of $2 million, a tax benefit of $10 million and a tax benefit $5 million of interest and penalties related to unrecognized tax benefits in 2015, 2014 and 2013, respectively. Interest and penalties accrued as of October 31, 2015 and 2014 were $24 million and $29 million, respectively.

On November 1, 2014, Agilent transferred deferred tax assets of $237 million, deferred tax liabilities of $37 million, current income tax payable of $40 million, and other long-term liabilities related to uncertain tax positions totaling $8 million to Keysight as part of its separation from Agilent. A current prepaid income tax asset of $19 million and long-term prepaid income tax asset of $3 million related to sales of intercompany assets was also transferred to Keysight upon separation from Agilent.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. On September 22, 2015, we reached an agreement with the IRS for the tax years 2008 through 2011. We expect to make a payment of approximately $9 million as part of closing the exam.  As a result, in 2015 we reclassified a portion of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expect to pay within the next twelve months. This amount is partially offset by a prepaid tax account of approximately $3 million that the IRS is allowing as an offset to the $12 million in incremental taxes. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $119 million, offset by a tax liability on foreign distributions of approximately $99 million principally related to the repatriation of foreign earnings.

On January 29, 2014 we reached an agreement with the IRS for the tax years 2006 through 2007. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $111 million, offset by a tax liability on foreign distributions of approximately $75 million principally related to the repatriation of foreign earnings.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

7.     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Numerator:
Income from continuing operations	$438	$232	$225
Income (loss) from discontinued operations	$(37)	$317	$509
Net income	401	549	734
Denominators:
Basic weighted average shares	333	333	341
Potential common shares — stock options and other employee stock plans	2	5	4
Diluted weighted average shares	335	338	345

In connection with the separation of Keysight on November 1, 2014 and in accordance with the Employee Matters Agreement we made certain adjustments to the exercise price and number of our share-based compensation awards. These adjustments to our share-based awards did not have a material impact on our dilutive weighted average shares.

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls charged to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. The total number of share-based awards issued in 2015, 2014 and 2013 were 3 million, 6 million and 6 million, respectively.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For 2015, 2014 and 2013, options to purchase 1.2 million, 1,500 and 4,200 shares respectively were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the year ended 2015, 2014 and 2013, options to purchase 368,900, 383,200 and 18,300 shares respectively were excluded from the calculation of diluted earnings per share.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for income taxes was $129 million in 2015, $131 million in 2014, and $110 million in 2013. Cash paid for interest was $71 million in 2015, $142 million in 2014 and $112 million in 2013.

9.     INVENTORY

	October 31,
	2015	2014
	(in millions)
Finished goods	$362	$366
Purchased parts and fabricated assemblies	179	208
Inventory	$541	$574

Inventory-related excess and obsolescence charges, included in continuing operations, of $30 million were recorded in total cost of products in 2015, $46 million in 2014 and $27 million in 2013, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

10.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2015	2014
	(in millions)
Land	$53	$58
Buildings and leasehold improvements	705	714
Machinery and equipment	401	443
Software	168	154
Total property, plant and equipment	1,327	1,369
Accumulated depreciation and amortization	(723)	(738)
Property, plant and equipment, net	$604	$631

Asset impairments other than related to our exit of the NMR business were zero in 2015, zero in 2014 and $3 million in 2013. Asset impairments in connection with the exit of the NMR business were $7 million in 2014. Depreciation expenses were $98 million in 2015, $120 million in 2014 and $116 million in 2013.

11.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2015, 2014 and 2013 and the movements in 2015 and 2014 for each of our reportable segments are shown in the table below:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2013	$626	$1,546	$456	$2,628
Foreign currency translation impact	42	(201)	38	(121)
Goodwill as of October 31, 2014	$668	$1,345	$494	$2,507
Foreign currency translation impact	(18)	(166)	(12)	(196)
Goodwill arising from acquisitions	—	55	—	55
Goodwill as of October 31, 2015	$650	$1,234	$482	$2,366

As of September 30, 2015, we assessed goodwill impairment for our reporting units and no impairment of goodwill was indicated.

The component parts of other intangible assets at October 31, 2015 and 2014 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2014:
Purchased technology	$880	$475	$405
Trademark/Tradename	167	52	115
Customer relationships	368	257	111
Total amortizable intangible assets	$1,415	$784	$631
In-Process R&D	18	—	18
Total	$1,433	$784	$649
As of October 31, 2015:
Purchased technology	$746	$476	$270
Trademark/Tradename	141	50	91
Customer relationships	230	168	62
Total amortizable intangible assets	$1,117	$694	$423
In-Process R&D	22	—	22
Total	$1,139	$694	$445

In 2015, we recorded additions to goodwill of $55 million and to other intangible assets of $13 million related to the single acquisition of the company, Cartagenia. During the year other intangible assets decreased $58 million, due to the impact of foreign exchange translation. During 2015, we also removed the gross carrying amount of $246 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

In 2014, there were no additions to goodwill and intangible assets. In 2014, we recorded $12 million of impairment of other intangibles due to the exit of the NMR business.

In addition, we recorded $3 million, $4 million and zero of impairments of other intangibles related to the cancellation of in-process research and development projects during 2015, 2014 and 2013, respectively.

Amortization of intangible assets was $156 million in 2015, $189 million in 2014, and $190 million in 2013.

Future amortization expense related to existing finite-lived purchased intangible assets for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2016	$131
2017	$92
2018	$61
2019	$47
2020	$36
Thereafter	$56

12.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2015 and 2014 (net book value):

	October 31,
	2015	2014
	(in millions)
Long-Term
Cost method investments	$23	$25
Trading securities	35	35
Equity method investments	28	36
Total	$86	$96

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
Amounts included in other income (expense), net for the appropriate share of loss on equity method investments were as follows:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Equity method investments - share of losses	(9)	$(7)	(2)

Net unrealized gains on our trading securities portfolio were $2 million in 2015, $2 million in 2014 and $6 million in 2013.

13.   FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 were as follows:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,411	$1,411	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,450	$1,446	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$40	$—	$40	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 were as follows:

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,117	$1,117	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,162	$1,152	$10	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$39	$—	$39	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because although the values are not directly based on quoted market prices, the inputs used in the calculations are observable.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2015, 2014 and 2013:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Long-lived assets held and used	$3	$23	$1
Long-lived assets held for sale	$—	$—	$1

Long-lived assets held and used with a carrying amount of $3 million were written down to their fair value of zero, resulting in an impairment charge of $3 million, which was included in net income for 2015. Long-lived assets held and used with a carrying amount of $23 million were written down to their fair value of zero, resulting in an impairment charge of $23 million, which was included in net income for 2014. The impairment charge for 2014 includes $19 million relating to the exit of a business and $4 million related to various IPR&D projects that were written down to their fair value of zero. Long-lived assets held and used with a carrying amount of $1 million were written down to their fair value of zero, resulting in an impairment charge of $1 million, which was included in net income for 2013.

There were no impairments of long-lived assets held for sale in 2015 and 2014. Long-lived assets held for sale with a carrying amount of $3 million were written down to their fair value of $2 million , resulting in an impairment charge of $1 million which was included in net income for 2013.

Fair values for the impaired long-lived assets were measured using level 2 inputs.

14.   DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2015, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at October 31, 2015 was $2 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at October 31, 2015 was $19 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in 2015, 2014 and 2013 was not significant. For the years ended October 31, 2015, 2014 and 2013 gains and losses recognized in earnings due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2015 was $2 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2015, was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2015.

There were 53 foreign exchange forward contracts open as of October 31, 2015 and designated as cash flow hedges. There were 170 foreign exchange forward contracts open as of October 31, 2015 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2015 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(19)	$186	$(60)
British Pound	(15)	(10)	(4)
Canadian Dollar	(23)	—	(2)
Australian Dollars	10	13	(3)
Malaysian Ringgit	—	(4)	—
Japanese Yen	(67)	(5)	(1)
American Dollar	—	—	33
Other	(2)	21	(9)
	$(116)	$201	$(46)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2015 and 2014 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2015	October 31, 2014	Balance Sheet Location	October 31, 2015	October 31, 2014
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$9	Other accrued liabilities	$1	$1
	$2	$9		$1	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$1	Other accrued liabilities	$4	$3
Total derivatives	$4	$10		$5	$4

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2015	2014	2013
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Gain recognized in accumulated other comprehensive income	$11	$13	$10
Gain (loss) reclassified from accumulated other comprehensive income into cost of sales	$18	$(1)	$13
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net within continuing operations	$(21)	$(20)	$10

The estimated net amount of existing gain at October 31, 2015 that is expected to be reclassified from other comprehensive income to the cost of sales within the next twelve months is $1 million.

15.   EXIT OF NMR BUSINESS

During the fourth quarter of fiscal year 2014, we made the decision to cease the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and applied markets segment. The exit of the NMR business was primarily due to the lack of growth and profitability of the product line. These actions involved severance and other personnel costs related to the workforce reduction of approximately 300 employees primarily located in the United Kingdom and California and non-cash charges related to intangible asset impairments and other asset write-downs including inventory. After including employee reductions due to attrition and the application to open positions and acceptance of employment within the company of some employees previously affected, we have approximately 30 employees that are pending termination under the above actions as of October 31, 2015. We expect to complete these restructuring activities by early fiscal 2016.

A summary of total “NMR” restructuring activity and other special charges is shown in the table below:

	Workforce Reduction	Impairments of Building and Other Assets	Special Charges Related to Inventory and Others	Total
	(in millions)
Balance as of October 31, 2013	$—	$—	$—	$—
Income statement expense	16	19	33	68
Asset impairments/inventory charges	—	(19)	(30)	(49)
Cash payments	(2)	—	—	(2)
Balance as of October 31, 2014	$14	$—	$3	$17
Income statement expense/(reversal)	(2)	—	8	6
Asset impairments/inventory charges	—	—	(2)	(2)
Cash payments	(10)	—	(3)	(13)
Balance as of October 31, 2015	$2	$—	$6	$8

The restructuring and other special accruals related to the NMR closure, which totaled $8 million at October 31, 2015, are recorded in other accrued liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the NMR closure is shown below:

	Year Ended	Year Ended
	October 31,	October 31,
	2015	2014
	(in millions)
Cost of products and services	$(2)	$48
Research and development	4	5
Selling, general and administrative	4	15
Total restructuring, asset impairments and other special charges	$6	$68

16.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

General.    Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

Agilent provides U.S. employees, who meet eligibility criteria under the Agilent Technologies, Inc. Retirement Plan (the "RP"), defined benefits which are based on an employee's base or target pay during the years of employment and on length of service. For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plans is reduced by any amounts due to the eligible employee under the Agilent defined contribution Deferred Profit-Sharing Plan (the "DPSP"), which was closed to new participants as of November 1993. Effective November 1, 2014, Agilent’s U.S. defined benefit retirement plan is closed to new entrants including new employees, new transfers to the U.S. payroll and rehires. These employees will instead be eligible for an enhanced 6 percent employer match in the Agilent 401(k) plan.   Current eligible employees will continue to participate in the U.S. defined benefit retirement plan and will remain eligible for the 401(k) plan with the current 4 percent employer match.  Retirees maintain the retirement benefits they are eligible for as of November 1, 2014.

As of October 31, 2015 and 2014, the fair value of plan assets of the DPSP was $169 million and $520 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

In addition to the DPSP, in the U.S., Agilent maintains a Supplemental Benefits Retirement Plan ("SBRP"), supplemental unfunded non-qualified defined benefit plan to provide benefits that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans" in the tables below.

Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and/or employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

401(k) defined contribution plan.    Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4 percent of an employee's annual eligible compensation. Effective November 1, 2014, new employees and new transfers to the U.S. payroll and rehires are eligible for an enhanced 6 percent employer match in the Agilent 401(k) Plan. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from continuing operations was $14 million in 2015, $15 million in 2014 and $13 million in 2013.

Post-retirement medical benefit plans.    In addition to receiving retirement benefits, Agilent U.S. employees who meet eligibility requirements as of their termination date may participate in the Agilent Technologies, Inc. Health Plan for Retirees. Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for a fixed amount which can be utilized to pay for either sponsored plans and/or individual medicare plans. Eligible retirees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service currently choose from managed-care, indemnity options or individual medicare plans, with the company subsidization level or stipend dependent on a number of factors including eligibility and length of service. On April 1, 2011, changes to the Agilent Technologies, Inc. Health Plan for Retirees were approved. Effective January 1, 2012, employees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for fixed dollar subsidies and stipends. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase. In addition, any new employee hired on or after November 1, 2014, will not be eligible to participate in the retiree medical plans upon retiring. Current eligible employees will continue to participate in the retiree medical program in place as of November 1, 2014.  Retirees will maintain the retiree medical benefits they are eligible for as of November 1, 2014.

Components of net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future working lifetime. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2015, 2014 and 2013, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$25	$46	$44	$18	$36	$36	$2	$3	$4
Interest cost on benefit obligation	14	34	24	23	74	68	4	12	12
Expected return on plan assets	(27)	(64)	(51)	(42)	(118)	(97)	(8)	(22)	(20)
Amortization of net actuarial loss	3	1	13	25	48	55	6	14	18
Amortization of prior service benefit	(5)	(12)	(12)	—	(1)	(1)	(12)	(35)	(35)
Total periodic benefit cost (benefit)	$10	$5	$18	$24	$39	$61	$(8)	$(28)	$(21)
Summary of total periodic benefit cost (benefit):
Continuing operations	$10	$2	$9	$24	$27	$38	$(8)	$(14)	$(11)
Discontinued operations	—	3	9	—	12	23	—	(14)	(10)
Total periodic benefit cost (benefit)	$10	$5	$18	$24	$39	$61	$(8)	$(28)	$(21)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$44	$86	$(122)	$32	$173	$(85)	$16	$12	$(57)
Amortization of net actuarial loss	(3)	(1)	(13)	(25)	(48)	(55)	(6)	(14)	(18)
Prior service cost (benefit)	—	—	—	—	(2)	—	—	—	—
Amortization of prior service benefit	5	12	12	—	1	1	12	35	35
Foreign currency	—	—	—	10	(28)	2	—	—	—
Total recognized in other comprehensive (income) loss	$46	$97	$(123)	$17	$96	$(137)	$22	$33	$(40)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$56	$102	$(105)	$41	$135	$(76)	$14	$5	$(61)

Funded status.    As of October 31, 2015 and 2014, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$837	$782	$2,108	$2,045	$284	$288
Actual return on plan assets	6	64	53	180	2	18
Employer contributions	15	30	25	72	—	1
Participants' contributions	—	—	1	3	—	—
Benefits paid	(21)	(39)	(20)	(62)	(8)	(23)
Transfer due to Keysight separation	(490)	—	(1,327)	—	(187)	—
Currency impact	—	—	(62)	(130)	—	—
Fair value — end of year	$347	$837	$778	$2,108	$91	$284
Change in benefit obligation:
Benefit obligation — beginning of year	$889	$763	$2,344	$2,199	$309	$307
Service cost	25	46	18	36	2	3
Interest cost	14	34	23	74	4	12
Participants' contributions	—	—	1	3	—	—
Plan amendment	—	—	—	(2)	—	—
Actuarial (gain) loss	23	85	40	236	11	10
Benefits paid	(22)	(39)	(20)	(62)	(8)	(23)
Transfer due to Keysight separation	(514)	—	(1,429)	—	(206)	—
Currency impact	—	—	(77)	(140)	—	—
Benefit obligation — end of year	$415	$889	$900	$2,344	$112	$309
Overfunded (underfunded) status of PBO	$(68)	$(52)	$(122)	$(236)	$(21)	$(25)
Amounts recognized in the consolidated balance sheet consist of:
Continuing operations:
Other assets	$—	$—	$26	$22	$—	$—
Employee compensation and benefits	(2)	(1)	—	—	—	—
Retirement and post-retirement benefits	(66)	(28)	(148)	(147)	(21)	(6)
Net asset (liability) - continuing operations	$(68)	$(29)	$(122)	$(125)	$(21)	$(6)
Discontinued operations:
Other assets	$—	$—	$—	$—	$—	$—
Employee compensation and benefits	—	(1)	—	48	—	—
Retirement and post-retirement benefits	—	(22)	—	(159)	—	(19)
Net asset (liability) - discontinued operations	$—	$(23)	$—	$(111)	$—	$(19)
Total net asset (liability)	$(68)	$(52)	$(122)	$(236)	$(21)	$(25)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$73	$77	$256	$621	$49	$118
Prior service costs (benefits)	(18)	(55)	—	(4)	(40)	(149)
Total	$55	$22	$256	$617	$9	$(31)

In connection with the separation of Keysight Technologies on November 1, 2014, Agilent transferred certain liabilities and assets of the U.S. and Non-U.S. defined benefit pension plans, and U.S. Post-Retirement Benefit Plans to similar plans created for Keysight Technologies employees. Total transfers are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Fair value of plan assets transferred to Keysight	$490	$1,327	$187
Benefit obligation transferred to Keysight	$514	$1,429	$206

The amounts in accumulated other comprehensive income expected to be recognized by Agilent as components of net expense during 2016 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$(5)	$—	$(10)
Amortization of actuarial net loss (gain)	$8	$26	$10

Investment policies and strategies as of October 31, 2015 and 2014 .    In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 40 to 60 percent to fixed income investments, and from zero to 6 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2015 and 2014 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 13, "Fair Value Measurements".

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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014.

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$1	$2	$—
Equity	258	61	197	—
Fixed Income	76	22	54	—
Other Investments	10	—	1	9
Total assets measured at fair value	$347	$84	$254	$9

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$9	$2	$7	$—
Equity	668	156	512	—
Fixed Income	145	40	105	—
Other Investments	15	1	—	14
Total assets measured at fair value	$837	$199	$624	$14

Assets measured at fair value - continuing operations	$347	$73	$260	$14
Assets measured at fair value - discontinued operations	490	126	364	—
Total assets measured at fair value	$837	$199	$624	$14

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2015 and 2014 for continuing operations:

	Years Ended October 31.
	2015	2014
Balance, beginning of year	$14	$17
Realized gains/(losses)	(1)	(1)
Unrealized gains/(losses)	(2)	2
Purchases, sales, issuances, and settlements	(2)	(4)
Transfers in (out)	—	—
Balance, end of year	$9	$14

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014.

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$2	$1	$—
Equity	62	15	47	—
Fixed Income	20	6	14	—
Other Investments	6	—	—	6
Total assets measured at fair value	$91	$23	$62	$6

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$6	$3	$3	$—
Equity	217	51	166	—
Fixed Income	53	14	39	—
Other Investments	8	—	—	8
Total assets measured at fair value	$284	$68	$208	$8

Assets measured at fair value - continuing operations	$97	$19	$70	$8
Assets measured at fair value - discontinued operations	187	49	138	—
Total assets measured at fair value	$284	$68	$208	$8

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2015 and 2014 for continuing operations:

	Years Ended October 31,
	2015	2014
Balance, beginning of year	$8	$10
Realized gains/(losses)	(1)	(1)
Unrealized gains/(losses)	—	1
Purchases, sales, issuances, and settlements	(1)	(2)
Transfers in (out)	—	—
Balance, end of year	$6	$8

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2015 and 2014:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$3	$1	$2	$—
Equity	396	172	224	—
Fixed Income	379	13	366	—
Other Investments	—	—	—	—
Total assets measured at fair value	$778	$186	$592	$—

		Fair Value Measurement at October 31, 2014 Using
	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and Cash Equivalents	$10	$3	$7	$—
Equity	1,078	335	743	—
Fixed Income	974	37	937	—
Other Investments	46	—	25	21
Total assets measured at fair value	$2,108	$375	$1,712	$21

Assets measured at fair value - continuing operations	$790	$200	$586	$4
Assets measured at fair value - discontinued operations	1,318	175	1,126	17
Total assets measured at fair value	$2,108	$375	$1,712	$21

For non-U.S. Defined Benefit Plans, assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the changes in balances during 2015 and 2014 for continuing operations:

	Years Ended October 31,
	2015	2014
Balance, beginning of year	$4	$—
Realized gains/(losses)	1	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	(5)	—
Transfers in (out)	—	4
Balance, end of year	$—	$4

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2015 or 2014.

	2015		2014
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets - continuing operations	$415	$347	$375	$347
U.S. defined benefit plans where PBO exceeds the fair value of plan assets - discontinued operations	—	—	514	490
Total	$415	$347	$889	$837
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets - continuing operations	$771	$623	$754	$607
Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets - discontinued operations	—	—	1,111	952
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO - continuing operations	129	155	161	183
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO - discontinued operations	—	—	318	366
Total	$900	$778	$2,344	$2,108

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets - continuing operations	$389	$347	$9	$—
U.S. defined benefit plans where ABO exceeds the fair value of plan assets - discontinued operations	—	—	5	—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO - continuing operations	—	—	340	347
U.S. defined benefit plans where the fair value of plan assets exceeds ABO - discontinued operations	—	—	472	490
Total	$389	$347	$826	$837
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets - continuing operations	$732	$623	$714	$607
Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets - discontinued operations	—	—	1,081	952
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO - continuing operations	127	155	158	183
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO - discontinued operations	—	—	310	366
Total	$859	$778	$2,263	$2,108

Contributions and estimated future benefit payments.    During fiscal year 2016, we expect to contribute $0 million to the U.S. defined benefit plans, $25 million to plans outside the U.S., and $1 million to the Post-retirement Medical Plans. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2016	$25	$21	$8
2017	$26	$22	$9
2018	$28	$24	$8
2019	$30	$26	$8
2020	$33	$27	$8
2021 - 2025	$177	$166	$40

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2014 and 2015, were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2015	2014	2013
U.S. defined benefit plans:
Discount rate	4.00%	4.00-4.50%	3.25%
Average increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term return on assets	8.00%	8.00%	8.00%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.00%	1.50-4.50%	1.50-4.50%
Average increase in compensation levels	2.5-3.25%	2.50-3.25%	2.50-3.00%
Expected long-term return on assets	4.00-6.50%	4.00-6.50%	4.00-6.50%
U.S. post-retirement benefits plans:
Discount rate	4.00%	4.00-4.25%	3.50%
Expected long-term return on assets	8.00%	8.00%	8.00%
Current medical cost trend rate	8.00%	8.00%	9.00%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2028	2028	2027

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2015	2014
U.S. defined benefit plans:
Discount rate	4.20%	4.00%
Average increase in compensation levels	3.50%	3.50%
Non-U.S. defined benefit plans:
Discount rate	0.77-3.76%	1.50-4.00%
Average increase in compensation levels	2.25-4.00%	2.50-3.25%
U.S. post-retirement benefits plans:
Discount rate	4.00%	3.75-4.00%
Current medical cost trend rate	7.00%	8.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2028

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2015.

17.   GUARANTEES

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

	October 31,
	2015	2014
	(in millions)
Balance as of October 31, 2014 and 2013	$30	$31
Accruals for warranties including change in estimates	53	44
Settlements made during the period	(52)	(45)
Balance as of October 31, 2015 and 2014	$31	$30

Accruals for warranties due within one year	29	26
Accruals for warranties due after one year	2	4
Balance as of October 31, 2015 and 2014	$31	$30

Indemnifications to Keysight

In connection with the separation of Keysight from Agilent on November 1, 2014 we agreed to indemnify Keysight and its affiliates against certain damages and expenses that might occur in the future.  These indemnifications cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters.  The agreements containing these indemnifications have been previously disclosed as exhibits to our current report on Form 8-K filed on August 1, 2014. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to Avago

In connection with the sale of our semiconductor products business in December 2005, we agreed to indemnify Avago, its affiliates and other related parties against certain damages and expenses that it might incur in the future. The continuing indemnifications primarily cover damages and expenses relating to liabilities of the businesses that Agilent retained and did not transfer to Avago, as well as pre-closing taxes and other specified items. In connection with the separation of Keysight from Agilent, Keysight assumed the indemnification obligations to Avago. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to Verigy

In connection with the spin-off of Verigy, we agreed to indemnify Verigy and its affiliates against certain damages which it might incur in the future. These indemnifications primarily cover damages relating to liabilities of the businesses that Agilent did not transfer to Verigy, liabilities that might arise under limited portions of Verigy's IPO materials that relate to Agilent, and costs and expenses incurred by Agilent or Verigy to effect the IPO, arising out of the distribution of Agilent's remaining holding in Verigy ordinary shares to Agilent's stockholders, or incurred to effect the separation of the semiconductor test solutions business from Agilent to the extent incurred prior to the separation on June 1, 2006. On July 4, 2011, Verigy announced the completion by Advantest Corporation of its acquisition of Verigy. Verigy will operate as a wholly-owned subsidiary of Advantest and our indemnification obligations to Verigy should be unaffected. In connection with the separation of Keysight from Agilent, Keysight assumed the indemnification obligations to Verigy. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to HP Inc. and Hewlett-Packard Enterprise (formerly Hewlett-Packard Company)

We have given multiple indemnities to HP Inc. and Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) (together "HP") in connection with our activities prior to our spin-off from HP for the businesses that constituted Agilent prior to the spin-off. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters. The agreements containing these indemnifications have been previously disclosed as exhibits to our registration statement on Form S-1 filed on August 16, 1999. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to Varian Medical Systems and Varian Semiconductor Equipment Associates

In connection with our acquisition of Varian, we are subject to certain indemnification obligations to Varian Medical Systems (formerly Varian Associates, Inc. ("VAI")) and Varian Semiconductor Equipment Associates ("VSEA") in connection with the Instruments business as conducted by VAI prior to the Distribution (as described in Note 1 of Varian's Annual Report on Form 10-K filed on November 25, 2009). These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property, litigation and environmental matters. Certain of the agreements containing these indemnification obligations are disclosed as exhibits to Varian's Annual Report on Form 10-K filed on November 25, 2009. On November 10, 2011, Applied Materials announced that it had completed the acquisition of VSEA, which is now a wholly-owned subsidiary of Applied Materials; our indemnification obligations to VSEA should be unaffected. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2015.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2015.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2015.

18.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2015 were $35 million for 2016, $31 million for 2017, $23 million for 2018, $15 million for 2019, $11 million for 2020 and $34 million thereafter. Future minimum lease income under leases at October 31, 2015 was $9 million for 2016, $9 million for 2017, $7 million for 2018, and $23 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $65 million in 2015, $55 million in 2014 and $53 million in 2013.

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

19.   SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of October 31, 2015, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2015 and 2014.

20.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2015			October 31, 2014
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	100	2	102	100	3	103
2020 Senior Notes	499	19	518	499	22	521
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$21	$1,617	$1,596	$25	$1,621

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

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. The asset value, including interest receivable, upon termination was approximately $43 million and the amount to be amortized at October 31, 2015 was $2 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2017 senior notes.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2015 was $19 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

Other debt

As of October 31, 2015, and as a result of the Dako acquisition, we have mortgage debts, secured on buildings in Denmark, in Danish Krone equivalent of $38 million aggregate principal outstanding with a Danish financial institution. The loans have a variable interest rate based on 3 months Copenhagen Interbank Rate ("Cibor") and will mature on September 30, 2027. Interest payments are made in March, June, September and December of each year.

21.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The existing program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2015, we repurchased 6 million shares for $267 million. For the year ended October 31, 2014 we repurchased approximately 4 million shares for $200 million. For the year ended October 31, 2013 we repurchased 20 million shares for $900 million. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2015, cash dividends of $0.40 per share, or $133 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2014, cash dividends of $0.53 per share, or $176 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2013, cash dividends of $0.46 per share, or $156 million were declared and paid on the company's outstanding common stock. On November 19, 2015, we declared a quarterly dividend of $0.115 per share of common stock, or approximately $38 million which will be paid on January 27, 2016 to shareholders of record as of the close of business on January 5, 2016. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated other comprehensive income (loss)

The following table summarizes the components of our accumulated other comprehensive income (loss) as of October 31, 2015 and 2014, net of tax effect:

	October 31,
	2015	2014
	(in millions)
Unrealized gain on equity securities, net of $(0) and $(3) of tax expense for 2015 and 2014, respectively	$—	$17
Foreign currency translation, net of $(2) and $(86) of tax expense for 2015 and 2014, respectively	(189)	156
Unrealized losses on defined benefit plans, net of tax benefit of $126 and $145 for 2015 and 2014, respectively	(204)	(516)
Unrealized gains (losses) on derivative instruments, net of tax expense of $(2) and $(7) for 2015 and 2014, respectively	2	9
Total accumulated other comprehensive loss	$(391)	$(334)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2015 and 2014 were as follows (in millions):

			Net defined benefit pension cost and post retirement plan costs
	Unrealized gain on investments	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2013	$7	$425	$287	$(628)	$—	$91

Other comprehensive income (loss) before reclassifications	12	(277)	—	(273)	13	(525)

Amounts reclassified out of accumulated other comprehensive income	(1)	—	(48)	65	1	17

Tax (expense) benefit	(1)	8	16	65	(5)	83

Other comprehensive income (loss)	10	(269)	(32)	(143)	9	(425)

As of October 31, 2014	$17	$156	$255	$(771)	$9	$(334)
Transfer to Keysight	$(17)	$(9)	$(83)	$444	$(3)	$332

Balance after transfer to Keysight	—	147	172	(327)	6	(2)
Other comprehensive income (loss) before reclassifications	—	(360)	—	(90)	11	(439)

Amounts reclassified out of accumulated other comprehensive income	—	—	(17)	35	(18)	—

Tax benefit	—	24	6	17	3	50

Other comprehensive loss	—	(336)	(11)	(38)	(4)	(389)

As of October 31, 2015	$—	$(189)	$161	$(365)	$2	$(391)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2015 and 2014 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income components	from other comprehensive income		statement of operations
	2015	2014

Unrealized gain on equity securities	$—	$1	Other income (expense), net
	—	1	Total before income tax
	—	—	Provision for income tax
	—	1	Total net of income tax

Unrealized gains and (losses) on derivatives	18	(1)	Cost of products
	18	(1)	Total before income tax
	(6)	—	(Provision)/benefit for income tax
	12	(1)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(35)	(65)
Prior service benefit	17	48
	(18)	(17)	Total before income tax
	5	(2)	(Provision)/benefit for income tax
	(13)	(19)	Total net of income tax

Total reclassifications for the period	$(1)	$(19)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 16 "Retirement Plans and Post Retirement Pension Plans").

22.   SEGMENT INFORMATION

Description of segments. We are a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow. In the first fiscal quarter of 2015, we completed the separation of our electronic measurement business. See Note 4, "Discontinued Operations" for further information.
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

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include pathology, reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our Pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), In Situ Hybridization (“ISH”), Hematoxylin and Eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Second, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as Next Generation Sequencing ("NGS") target enrichment. Finally, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical Good Manufacturing Practices ("GMP") conditions for use as Active Pharmaceutical Ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
Year ended October 31, 2015:
Total net revenue	$2,046	$662	$1,330	$4,038
Income from operations	$380	$88	$299	$767
Depreciation expense	$27	$37	$34	$98
Share-based compensation expense	$27	$9	$18	$54
Year ended October 31, 2014:
Total net revenue	$2,078	$663	$1,307	$4,048
Income from operations	$369	$93	$301	$763
Depreciation expense	$29	$43	$33	$105
Share-based compensation expense	$29	$9	$18	$56
Year ended October 31, 2013:
Total net revenue	$2,035	$635	$1,224	$3,894
Income from operations	$338	$95	$299	$732
Depreciation expense	$28	$43	$27	$98
Share-based compensation expense	$27	$4	$16	$47

For the years ended October 31, 2014 and 2013, depreciation expense and share-based compensation expense exclude unallocated corporate charges.

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Total reportable segments' income from operations	$767	$763	$732
Restructuring and business exit related costs	(12)	(66)	(34)
Acceleration of depreciation for held and used assets	—	—	—
Asset Impairments	(3)	(4)	(2)
Transformational programs	(56)	(29)	(19)
Amortization of intangibles	(156)	(189)	(190)
Acquisition and integration costs	(13)	(11)	(22)
Acceleration of share-based compensation expense related to workforce reduction	(2)	(1)	(2)
One-time and pre-separation costs	—	(14)	—
Other	(3)	10	(13)
Interest Income	7	9	7
Interest Expense	(66)	(110)	(107)
Other income (expense), net	17	(89)	7
Unallocated corporate charges	—	(40)	(64)
Income before taxes, as reported	$480	$229	$293

Major customers.    No customer represented 10 percent or more of our total net revenue in 2015, 2014 or 2013.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
As of October 31, 2015:
Assets	$1,539	$2,027	$1,008	$4,574
Capital expenditures	$28	$33	$37	$98
As of October 31, 2014:
Assets	$1,663	$2,302	$1,001	$4,966
Capital expenditures	$33	$40	$37	$110

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2015	2014
	(in millions)
Total reportable segments' assets	$4,574	$4,966
Cash, cash equivalents and short-term investments	2,003	2,218
Short-term restricted cash and cash equivalents	242	—
Prepaid expenses	105	85
Investments	86	96
Long-term and other receivables	104	90
Other	365	377
Current and non-current assets of discontinued operations	$—	$2,983
Total assets	$7,479	$10,815

The other category primarily represents the difference between how segments report deferred taxes.

The following table represents total revenue by product category:

	Years Ended October 31,
	2015	2014	2013
	(in millions)
Instrumentation	$1,827	$1,839	$1,802
Analytical lab services	843	831	768
Analytical lab consumables	489	476	456
Diagnostics and genomics solutions	662	663	635
Informatics and other	217	239	233
Total	$4,038	$4,048	$3,894

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

	United States	China	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2015	$1,206	$633	$2,199	$4,038
Year ended October 31, 2014	$1,019	$543	$2,486	$4,048
Year ended October 31, 2013	$1,077	$619	$2,198	$3,894

	United States	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2015	$391	$379	$770
October 31, 2014	$379	$451	$830

23.   SUBSEQUENT EVENT

On November 2, 2015 we completed the acquisition of Seahorse Bioscience ("Seahorse"), a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics for $242 million in cash. Seahorse's technology enables researchers to better understand cell health, function and signaling, and how the cell may be impacted by the introduction of a specific drug, by providing real-time kinetics to unlock essential cellular bioenergetics data. As of October 31, 2015 $242 million of cash and cash equivalents was held in escrow relating to the Seahorse acquisition and was classified as short-term restricted cash and cash equivalents in the consolidated balance sheet. We have not yet finished allocating the purchase price to the net assets acquired. The financial results of Seahorse will be included within Agilent's from the beginning of the first quarter of 2016.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31, (As Revised)	April 30, (As Revised)	July 31, (As Revised)	October 31, (As Revised)
	(in millions, except per share data)
2015
Net revenue	$1,026	$963	$1,014	$1,035
Gross profit	513	480	513	535
Income from operations	115	107	144	156
Income from continuing operations	93	92	113	140
Loss from discontinued operations, net of tax	(30)	(5)	(2)	—
Net income	$63	$87	$111	$140
Net income per share — basic:
Income from continuing operations	$0.28	$0.28	$0.34	$0.42
Loss from discontinued operations	(0.09)	$(0.02)	$(0.01)	$—
Net income per share - basic	$0.19	$0.26	$0.33	$0.42
Net income per share — diluted:
Income from continuing operations	$0.28	$0.27	$0.34	$0.42
Loss from discontinued operations	(0.09)	(0.01)	(0.01)	—
Net income per share — diluted	$0.19	$0.26	$0.33	$0.42
Weighted average shares used in computing net income per share:
Basic	336	334	332	331
Diluted	338	337	334	333
Cash dividends per common share	$0.100	$0.100	$0.100	$0.100
Range of stock prices on NYSE	$ 37.68-42.99	$ 37.71-43.59	$ 38.48-42.93	$ 33.12-41.35
2014
Net revenue	$1,008	$988	$1,009	$1,043
Gross profit	510	485	502	479
Income from operations	124	94	131	70
Income from continuing operations	123	53	54	2
Income from discontinued operations, net of tax	75	100	85	57
Net income	$198	$153	$139	$59
Net income per share — basic:
Income from continuing operations	$0.37	$0.16	$0.16	$0.01
Income from discontinued operations	0.22	0.30	0.26	0.17
Net income per share - basic	$0.59	$0.46	$0.42	$0.18
Net income per share — diluted:
Income from continuing operations	$0.36	$0.16	$0.16	$0.01
Income from discontinued operations	0.23	0.29	0.25	0.16
Net income per share — diluted	$0.59	$0.45	$0.41	$0.17
Weighted average shares used in computing net income per share:
Basic	333	333	334	334
Diluted	338	337	338	338
Cash dividends per common share	$0.132	$0.132	$0.132	$0.132
Range of stock prices on NYSE	$ 49.84-61.22	$ 51.96-60.46	$ 53.66-59.58	$ 49.80-59.40

The above quarterly financial data includes Keysight which is presented as discontinued operations. See Note 4, "Discontinued Operations" for additional information. In addition, we made adjustments to correct immaterial misstatements within our quarterly financial statements. For a detailed explanation of these adjustments, please refer to Note 2, "Revision of Prior Period Financial Statements."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2015, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were not effective due to a material weakness in internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that evaluation, management concluded that a material weakness exists as described below. A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statement will not be prevented or detected in a timely basis.”
During the year ended October 31, 2015, management identified certain errors in the tax accounts, primarily related to prior years, and as a result, concluded that the Company did not design and maintain effective controls over the accounting for income taxes. Specifically, certain controls activities over the completeness and accuracy of our accounting for (i) U.S. taxes on foreign earnings, (ii) international provision for income taxes and (iii) reconciliation of income taxes payable were not performed on a timely basis or at the appropriate level of precision. The errors identified by management during the year ended October 31, 2015, when combined with errors identified in prior years, resulted in the Company revising its consolidated financial statements as of October 31, 2014, 2013 and 2012, for the years ended October 31, 2014 and 2013, and for each of the quarters of the years ended October 31, 2015 and 2014. These control deficiencies in the accounting for income taxes could result in a material misstatement that would not be prevented or detected.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015 based on criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of October 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

Management has and will continue to enhance its controls which include refinements and enhancements to the design (including the review and supervision and the level of precision) of certain controls over the accounting for income taxes. Enhancements previously made to certain controls contributed to the identification of the errors which impacted prior periods. The Company’s enhanced controls however had an insufficient period of time to operate for management to conclude that they were operating effectively. As such, at October 31, 2015 there continues to be a reasonable possibility that a material misstatement related to the accounting for income taxes may still not be prevented or detected. With the effective operation of these enhanced controls, the Company expects remediation of the material weakness in fiscal 2016.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 16, 2016. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	8,129,449	$31	56,129,814
Equity compensation plans not approved by security holders	—	—	—
Total	8,129,449	$31	56,129,814

(1)
The number of securities remaining available for future issuance in column (c) includes 42,605,407 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares.

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
See Index to Consolidated Financial Statements under Item 8 on Page 51 of this report.

2.	Financial Statement Schedule.

The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2015
Tax valuation allowance	$134	$6	$(9)	$131
2014
Tax valuation allowance	$131	$3	$—	$134
2013
Tax valuation allowance	$139	$—	$(8)	$131

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Master Separation and Distribution Agreement between Hewlett‑Packard and Agilent Technologies, Inc., effective as of August 12, 1999.	S-1/A	11/10/1999	2.1
2.2	General Assignment and Assumption Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.2
2.3	Master Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.3
2.4	Master Patent Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.4
2.5	Master Trademark Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.5
2.6	ICBD Technology Ownership and License Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.6
2.7	Employee Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.7
2.8	Tax Sharing Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.8
2.9	Master IT Service Level Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.9
2.10	Real Estate Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.10
2.11	Environmental Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.11
2.12	Master Confidential Disclosure Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.12
2.13	Indemnification and Insurance Matters Agreement between Hewlett‑Packard and Agilent Technologies, Inc.	S-1/A	11/10/1999	2.13
2.14	Non U.S. Plan.	S-1/A	11/10/1999	2.14
2.15	Share Purchase Agreement, dated as of August 12, 2005, by and among Agilent Technologies, Inc. and Agilent LED International, Philips Lumileds Holding B.V. and Koninklijke Philips Electronics N.V.	8-K	8/15/2005	2.2
2.16	Agreement and Plan of Merger dated as of July 26, 2009, by and among Agilent Technologies, Inc., Cobalt Acquisition Corp. and Varian, Inc.	10-Q	9/4/2009	2.1
2.17	Asset Purchase Agreement, dated February 10, 2010, by and between Agilent Technologies, Inc. and JDS Uniphase Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Asset Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request)	10-Q	3/10/2010	2.1
2.18	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/1/2014	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1
3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
4.2	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3
4.3	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01
4.4	Form of First Supplemental Indenture, dated as of October 29, 2007, between Agilent Technologies, Inc. and U.S. Bank National Association and Form of Global Note for Agilent Technologies, Inc. 6.50% Senior Notes due 2017.	8-K	10/26/2007	4.01
4.5	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02
4.6	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01
4.7	Form of Global Note for the Company's 3.20% Senior Notes due 2022 (contained in Exhibit 4.01)	8-K	9/13/2012	4.02
4.8	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01
4.9	Indenture, dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/15/2014	4.1
4.10	First Supplemental Indenture, dated as of October 15, 2014, to the Indenture dated as of October 15, 2014, between Keysight Technologies, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/15/2014	4.2
4.11	Guarantee, dated as of October 15, 2014, by Agilent Technologies, Inc. in favor of U.S. Bank National Association as Trustee for the Holders of Notes specified therein of Keysight Technologies, Inc.	8-K	10/15/2014	4.3
4.12	Registration Rights Agreement, dated as of October 15, 2014, by and among Keysight Technologies, Inc., Agilent Technologies, Inc., and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the Initial Purchasers.	8-K	10/15/2014	4.4
10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8
10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1
10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2
10.4	Form of Award Agreement (SAR) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.37
10.5	Form of Award Agreement (restricted stock) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/21/2004	10.39
10.6	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement For Standard Awards Granted to Employees.*	10-Q	6/5/2007	10.3
10.7	Agilent Technologies, Inc. 1999 Stock Plan Stock Award Agreement Under The Long-Term Performance Program.*	10-Q	6/5/2007	10.7

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.8	Form of Amendment to the Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. Stock Plan during FY07-09 and FY 08-10.*	10-K	12/19/2008	10.22
10.9	Form of Standard Long-Term Performance Program Award Agreement for awards granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.23
10.10	Form of Standard Stock Award Agreement for Restricted Stock Units granted under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.24
10.11	Form of Stock Award Agreement for awards granted to New Executives under the Agilent Technologies, Inc. 1999 Stock Plan.*	10-K	12/19/2008	10.25
10.12	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1
10.13	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/2007	10.23
10.14	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/2004	10.3
10.15	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/2008	10.2
10.16	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A
10.17	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17
10.18	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31
10.19	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19
10.20	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32
10.21	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21
10.22	Form of Stock Award Agreement for Standard Awards granted to Employees.*	10-K	12/21/2009	10.33
10.23	Form of New Executive Stock Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.4
10.24	Form of Non-Employee Director Stock Option Award Agreement under the 2009 Stock Plan.*	8-K	3/25/2009	10.5
10.25	Form of Long-Term Performance Program Stock Award Agreement under the 2009 Stock Plan.*	10-K	12/21/2009	10.36
10.26	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*				X
10.27	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Officers (for awards made after November 17, 2015). *				X
10.28	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *				X

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.29	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *				X
10.30	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective January 1, 2005).*	10-K	12/21/2007	10.25
10.31	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63
10.32	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39
10.33	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2011).*	10‑K	12/20/2010	10.29
10.34	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective October 28, 2009).*	10-K	12/21/2009	10.40
10.35	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees.	10‑K	12/20/2010	10.31
10.36	Agilent Technologies, Inc. Performance‑Based Compensation Plan for Covered Employees (Amended and Restated December 18, 2008).*	10-K	12/19/2008	10.34
10.37	Form of Indemnification Agreement entered into by Agilent Technologies, Inc. with each of its directors and board‑appointed officers.*	S-1	8/16/1999	10.9
10.38	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1
10.39	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35
10.40	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3
10.41	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Offier)*	10-K	12/22/2014	10.37
10.42	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50
10.43	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39
10.44	Master Separation and Distribution Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of May 31, 2006.	10-Q	6/6/2006	10.66
10.45	General Assignment and Assumption Agreement between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.67

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.46	Intellectual Property Matters Agreement between Agilent Technologies, Inc., Verigy Ltd., and Verigy (Singapore) Pte. Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.68
10.47	Tax Sharing Agreement by and between Agilent Technologies, Inc. and Verigy Ltd., dated as of June 1, 2006.	10-Q	6/6/2006	10.7
10.48	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.1
10.49	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.2
10.50	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.3
10.51	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.4
10.52	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/1/2014	10.5
10.53	Underwriting Agreement, dated October 24, 2007, by and among Agilent Technologies, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., on behalf of the several underwriters named therein.	8-K	10/26/2007	1.01
10.54	Underwriting Agreement, dated September 9, 2009, by and among the Company, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	9/14/2009	1.01
10.55	Underwriting Agreement, dated July 13, 2010, by and among the Company, Banc of America Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, on behalf of the several underwriters named therein.	8-K	7/19/2010	1.01
10.56	Underwriting Agreement, dated September 10, 2012, by and among the Company, Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein	8-K	9/13/2012	1.01
10.57	Underwriting Agreement, dated June 21, 2013, by and among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the several underwriters named therein.	8-K	6/21/2013	1.01
10.58	Credit Agreement, dated September 15, 2014, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	9/15/2014	10.2
10.59	Letter Agreement dated as of June 9, 2015 by and among the Company, BNP Paribas, as Administrative Agent under the Credit Agreement and certain banks	8-K	6/10/2015	10.1
10.60	Credit Agreement, dated September 15, 2014, by and among the Company, Keysight Technologies, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent.	8-K	9/15/2014	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.61	Share Purchase Agreement by and among Delphi S.a.r.l., Agilent Technologies Europe B.V. and Agilent Technologies, Inc., dated May 16, 2012.	8-K	5/22/2012	10.1
10.62	Separation Agreement and General Release, effective as of November 7, 2013 by and between Nicolas Roelofs and the Company.	8-K	11/13/2013	10.1
10.63	Executive Service Contract - Chief Executive Officer, by and among Dako Denmark A/S, Dako A/S and Lars Holmkvist*+	10-K	12/19/2013	10.53
10.64	Bonus Retention Agreement by and between the Company and Lars Holmkvist*	10-K	12/19/2013	10.54
10.65	Settlement Agreement by and between the Company and Lars Holmkvist*	10-K	12/22/2015	10.6
10.66	Contract of Employment - Corporate Vice President, by and among Dako Denmark A/S and Jacob Thaysen*	10-K	12/22/2015	10.61
10.67	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*	10-K	12/22/2015	10.62
10.68	Bonus Retention Agreement, by and among Jacob Thaysen and the Company*	10-K	12/22/2015	10.63
10.69	Bonus Retention Notification for FY 13 and FY13-FY15 Performance Periods, by and among Jacob Thaysen and the Company*	10-K	12/22/2015	10.64
10.70	Letter of Terms and Conditions Localization Program by and among Jacob Thaysen and the Company *				X
10.71	Letter of Terms and Conditions Localization Program by and among Patrick Kaltenbach and the Company *				X
11.1	See Note 7, “Net Income Per Share”, to our Consolidated Financial Statements on page 80.				X
12.1	Computation of ratio of earnings to fixed charges.				X
14.1	See Investor Information in Item 1: Business on page 3 of this Annual Report on Form 10-K.				X
21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2014.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.
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

AGILENT TECHNOLOGIES, INC.

BY	/s/ MICHAEL TANG
Michael Tang
Vice President,
Assistant General Counsel and Secretary

Date: December 18, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Tang and P. Diana Chiu, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director and Chief Executive Officer	December 18, 2015
Michael R. McMullen	(Principal Executive Officer)

/s/ DIDIER HIRSCH	Senior Vice President and Chief Financial Officer	December 18, 2015
Didier Hirsch	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 18, 2015
Rodney Gonsalves	(Principal Accounting Officer)

/s/ JAMES G. CULLEN	Chairman of the Board of Directors	December 18, 2015
James G. Cullen

/s/ PAUL N. CLARK	Director	December 18, 2015
Paul N. Clark

/s/ HEIDI FIELDS	Director	December 18, 2015
Heidi Fields

/s/ ROBERT J. HERBOLD	Director	December 18, 2015
Robert J. Herbold

/s/ KOH BOON HWEE	Director	December 18, 2015
Koh Boon Hwee

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 18, 2015
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 18, 2015
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph D	Director	December 18, 2015
George A. Scangos, Ph D.

/s/ TADATAKA YAMADA, M.D.	Director	December 18, 2015
Tadataka Yamada, M.D.