Form 10-Q
period 2016-01-31
AGILENT TECHNOLOGIES INC
filed 2016-03-08
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2016
COMMON STOCK, $0.01 PAR VALUE	327,770,081

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015 (As Revised)
Net revenue:
Products	$795	$809
Services and other	233	217
Total net revenue	1,028	1,026
Costs and expenses:
Cost of products	365	390
Cost of services and other	126	123
Total costs	491	513
Research and development	78	88
Selling, general and administrative	304	310
Total costs and expenses	873	911
Income from operations	155	115
Interest income	2	2
Interest expense	(18)	(16)
Other income (expense), net	3	12
Income from continuing operations before taxes	142	113
Provision for income taxes	19	20
Income from continuing operations	123	93
Loss from discontinued operations, net of tax expense (benefit) of $0 and $(2)	—	(30)
Net income	$123	$63

Net income per share - basic:
Income from continuing operations	$0.37	$0.28
Loss from discontinued operations	—	(0.09)
Net income per share - basic	$0.37	$0.19

Net income per share - diluted:
Income from continuing operations	$0.37	$0.28
Loss from discontinued operations	—	(0.09)
Net income per share - diluted	$0.37	$0.19

Weighted average shares used in computing net income per share:
Basic	329	336
Diluted	332	338

Cash dividends declared per common share	$0.115	$0.100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015 (As Revised)

Net income	$123	$63
Other comprehensive income (loss):
Unrealized gain on derivative instruments, net of tax expense of $1 and $3	3	7
Amounts reclassified into earnings related to derivative instruments, net of tax (benefit) of $0 and $(1)	(1)	(3)
Foreign currency translation, net of tax (benefit) of $(1) and $(6)	(56)	(265)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4 and $2	15	4
Change in net prior service benefit, net of tax (benefit) of $(5) and $(2)	(8)	(2)
Other comprehensive loss	(47)	(259)
Total comprehensive income (loss)	$76	$(196)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,931	$2,003
Short-term restricted cash and cash equivalents	—	242
Accounts receivable, net	617	606
Inventory	554	541
Other current assets	297	294
Total current assets	3,399	3,686
Property, plant and equipment, net	594	604
Goodwill	2,478	2,366
Other intangible assets, net	513	445
Long-term investments	76	86
Other assets	242	292
Total assets	$7,302	$7,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$250	$279
Employee compensation and benefits	171	221
Deferred revenue	277	258
Short-term debt	80	—
Other accrued liabilities	169	218
Total current liabilities	947	976
Long-term debt	1,653	1,655
Retirement and post-retirement benefits	242	264
Other long-term liabilities	412	414
Total liabilities	3,254	3,309
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 612 million shares at January 31, 2016 and 611 million shares at October 31, 2015 issued	6	6
Treasury stock at cost; 284 million shares at January 31, 2016 and 279 million shares at October 31, 2015	(10,274)	(10,074)
Additional paid-in-capital	9,085	9,045
Retained earnings	5,666	5,581
Accumulated other comprehensive loss	(438)	(391)
Total stockholders' equity	4,045	4,167
Non-controlling interest	3	3
Total equity	4,048	4,170
Total liabilities and equity	$7,302	$7,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015 (As Revised)
Cash flows from operating activities:
Net income	123	63
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66	68
Share-based compensation	23	22
Excess tax benefit from share-based plans	(2)	—
Deferred taxes	4	6
Excess and obsolete inventory related charges	4	4
Other non-cash (income) expense, net	2	3
Changes in assets and liabilities:
Accounts receivable	(15)	(15)
Inventory	(13)	(5)
Accounts payable	(18)	(39)
Employee compensation and benefits	(47)	(34)
Other assets and liabilities	(23)	(93)
Net cash provided by (used in) operating activities	104	(20)

Cash flows from investing activities:
Investments in property, plant and equipment	(38)	(32)
Payment in exchange for convertible note	(1)	—
Change in restricted cash and cash equivalents, net	245	1
Proceeds from sale of investment securities	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(235)	—
Net cash used in investing activities	(28)	(31)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	24	8
Payment of dividends	(38)	(34)
Excess tax benefit from share-based plans	2	—
Net transfer of cash and cash equivalents to Keysight	—	(796)
Proceeds from revolving credit facility	100	—
Repayment of revolving credit facility	(20)	—
Treasury stock repurchases	(200)	(6)
Net cash used in financing activities	(132)	(828)

Effect of exchange rate movements	(16)	(31)

Net decrease in cash and cash equivalents	(72)	(910)

Change in cash and cash equivalents related to discontinued operations	—	810

Cash and cash equivalents at beginning of period	2,003	2,218
Cash and cash equivalents at end of period	$1,931	$2,118

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2016 and 2015 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2016 and 2015, condensed consolidated statement of operations for the three months ended January 31, 2016 and 2015, and condensed consolidated statement of cash flows for the three months ended January 31, 2016 and 2015.

Revision of Services and Other and Product Net Revenues and related Cost of Sales.   In 2015, we revised amounts shown in our condensed consolidated statement of operations to more accurately reflect the character of items delivered to customers.   Our diagnostic and genomics segment identified a stream of service revenues that had been presented as product revenue in the prior year.  We have now revised prior year's presentation to show the revenue within services and other.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three months ended January 31, 2015 service and other revenue increased $6 million and service and other cost of sales increased $5 million with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions and accounting for income taxes.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $53 million and $30 million as of January 31, 2016 and October 31, 2015, respectively. The change in the excess of fair value over carrying value in the three months ended January 31, 2016 is due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

In fiscal year 2015, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. Due to the new segment structure in November 2014 we performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2015. Based on the results of our testing, the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three months ended January 31, 2016 and 2015.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2015. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. There were no indicators of impairment of indefinite-lived intangible assets during the three months ended January 31, 2016 and 2015.

 2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the years ended October 31, 2014 and 2015 the company identified and recorded various out of period income tax adjustments.   We determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended October  31, 2014 or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the nine months ended July 31, 2015. However, as a result of the company presenting continuing operations and discontinued operations for the first time in our Annual Report on Form 10-K for the year ended October 31, 2015, we determined that the effect of the errors is significant to our financial results for the year ending October 31, 2014 and 2013. Accordingly, we revised our historical financial statements presented in our Form 10-K for the year ended October 31, 2015.

For the three months ended January 31, 2016, we are presenting comparative fiscal 2015 quarterly information. The fiscal 2015 results for the three months ended January 31, 2015 have been revised to reflect the quarterly impact of the out of period

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

adjustments described above. The following out of period adjustments were included in the as-reported column in the revision adjustment table and have been removed in the adjustments column: $13 million of tax benefit from the reduction in deferred tax liabilities due to tax rate changes in Denmark occurring in a prior year and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return.

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Revised
	(in millions, except per share data)
Income from continuing operations before taxes	113		113
Provision for income taxes	11	9	20
Income from continuing operations	102		93
Loss from discontinued operations, net of tax benefit of $2	$(30)		$(30)
Net Income	$72	$(9)	$63

Net income per share - basic
Income from continuing operations	$0.30		$0.28
Loss from discontinued operations	$(0.09)		$(0.09)
Net income per share - basic	$0.21		$0.19

Net income per share - diluted
Income from continuing operations	$0.30		$0.28
Loss from discontinued operations	$(0.09)		$(0.09)
Net income per share - diluted	$0.21		$0.19

Total comprehensive loss	$(187)	$(9)	$(196)

The adjustments resulted in the following revisions to our condensed consolidated statement of cash flow.

	Three Months Ended January 31, 2015
	As Reported	Adjustments	As Revised
	(in millions)
Net income	$72	$(9)	$63
Deferred taxes	$(7)	$13	$6
Changes in assets and liabilities:
Other assets and liabilities	$(89)	$(4)	$(93)
Net cash used in operating activities	(20)	—	(20)

 3. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us from November 1, 2020, and interim periods in the following year.  Early adoption of this guidance is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing and the impact of adopting this guidance on our consolidated financial statements and disclosures.

In January 2016, FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us from November 1, 2018, and for interim periods in the following year and early adoption is not permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In November 2015, FASB issued guidance intended to simplify accounting for deferred taxes.   Beginning on November 1, 2017 and including the interim periods following that date, we will be required to present all deferred tax balances as non-current.  Existing GAAP guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes.   Early adoption of this guidance is permitted and may be applied either prospectively or retrospectively to all periods presented.   We expect to early adopt this guidance prospectively at the end of the second quarter of fiscal year 2016, but we are still evaluating how significant the impact of the adoption will be on our consolidated balance sheet.

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

Participants in the LTPP are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets based on Operating Margin (“OM”) over the three- year period are met. All LTPP awards granted after November 1, 2015, are subject to a one year post-vest holding period.

Based on the performance metrics the final LTPP award may vary from zero to 200 percent of the target award. The maximum award value cannot exceed 300 percent of the grant date target value. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met.

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Cost of products and services	$6	$5
Research and development	2	2
Selling, general and administrative	15	15
Total share-based compensation expense	$23	$22

At January 31, 2016 and October 31, 2015, there was no share-based compensation capitalized within inventory. For the three months ended January 31, 2016 and 2015, the windfall tax benefit realized from exercised stock options and similar awards was $2 million and zero, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended
	January 31,
	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	1.8%
Dividend yield	—	1%
Weighted average volatility	—	28%
Expected life	—	5.5yrs
LTPP:
Volatility of Agilent shares	24%	25%
Volatility of selected peer-company shares	14%-50%	12%-57%
Price-wise correlation with selected peers	35%	37%

The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulation model. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.

Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in fiscal 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies.   For the volatility of our 2015 LTPP (TSR) grants, we used the 3 year average historical stock price volatility of a group of our peer companies.   We believe our historical volatility prior to the separation of Keysight is no longer relevant to use.   For the grants of options and LTPP (TSR) prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock over the most recent historical period equivalent to the expected life of the stock options and LTPP (TSR).

In developing our estimated life assumption of our employees' stock options of 5.5 years, we considered the separation of Keysight and the historical option exercise behavior for our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior. No stock options were granted during the three months ended January 31, 2016.

The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the purchase price and uses the purchase date to establish the fair market value.

The estimated fair value of restricted stock unit and LTPP (OM) awards is determined based on the market price of Agilent’s common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (OM) reflects the cost of awards that are probable to vest at the end of the performance period.

All awards granted in 2016 to our senior management employees have a one year post-vest holding restriction. The estimated discount associated with post-vest holding restriction is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the 3 year average historical stock price volatility of a group of our peer companies and an expected dividend yield to compute the discount. The grants made during 2016 have a discount of 5.5 percent while computing the fair value.

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 13.4 percent and 17.7 percent for the three months ended January 31, 2016 and 2015, respectively. The income tax expense from continuing operations was $19 million and $20 million for the three months ended January 31, 2016 and 2015, respectively.

The income tax provision from continuing operations for the three months ended January 31, 2016 included a net discrete tax benefit of $6 million. Current period items included in this total are $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the US retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the three months ended January 31, 2016 also included $9 million of tax benefit related primarily to return to provision adjustments and $2 million of other discrete tax expense items.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The income tax provision from continuing operations for the three months ended January 31, 2015 included a net discrete benefit of $3 million. Current period items included in this total were $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $3 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. On September 22, 2015, we reached an agreement with the Internal Revenue Service ("IRS") for the tax years 2008 through 2011. During the first quarter of 2016, we made a payment of approximately $9 million of tax plus interest as part of closing the exam.  In 2015, we reclassified a portion of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expected to pay within the next twelve months. This amount was partially offset by a prepaid tax account of approximately $3 million that the IRS allowed as an offset to the $12 million in incremental taxes. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $119 million, offset by a tax liability on foreign distributions of approximately $99 million principally related to the repatriation of foreign earnings.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. The IRS notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax' Court's decision in the case. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2016	2015 (As Revised)
	(in millions)
Numerator:
Income from continuing operations	$123	$93
Loss from discontinued operations	—	(30)
Net income	$123	$63
Denominator:
Basic weighted-average shares	329	336
Potential common shares— stock options and other employee stock plans	3	2
Diluted weighted-average shares	332	338

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2016 and 2015, 1.2 million and 1.3 million options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three months ended January 31, 2016 and 2015, 4,300 and zero additional shares were excluded from the calculation of diluted earnings per share, respectively.

7. INVENTORY

	January 31, 2016	October 31, 2015
	(in millions)
Finished goods	$367	$362
Purchased parts and fabricated assemblies	187	179
Inventory	$554	$541

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2016:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2015	$650	$1,234	$482	$2,366
Foreign currency translation impact	—	(27)	(1)	(28)
Goodwill arising from acquisitions	140	—	—	140
Goodwill as of January 31, 2016	$790	$1,207	$481	$2,478

The components of other intangibles as of January 31, 2016 and October 31, 2015 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2015:
Purchased technology	$746	$476	$270
Trademark/Tradename	141	50	91
Customer relationships	230	168	62
Total amortizable intangible assets	1,117	694	423
In-Process R&D	22	—	22
Total	$1,139	$694	$445
As of January 31, 2016:
Purchased technology	816	498	318
Backlog	1	1	—
Trademark/Tradename	147	52	95
Customer relationships	258	180	78
Total amortizable intangible assets	1,222	731	491
In-Process R&D	22	—	22
Total	$1,244	$731	$513

On November 1, 2015, we acquired Seahorse Bioscience, a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics, for $242 million. As a result, we recorded additions to goodwill of $140 million and additions to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

other intangible assets of $118 million during the three months ended January 31, 2016. The acquisition accounting for Seahorse is substantially complete, however, the appraisal of certain deferred tax assets purchased has not yet been received.  Therefore an adjustment between zero to $17 million to goodwill will be made later in fiscal year 2016. During the three months ended January 31, 2016, other intangible assets decreased $7 million, due to the impact of foreign exchange translation.

Amortization expense of intangible assets was $43 million for both the three months ended January 31, 2016 and 2015, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2016 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2016	$108
2017	$110
2018	$79
2019	$57
2020	$46
2021	$35
Thereafter	$56

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2016 were as follows:

		Fair Value Measurement at January 31, 2016 Using
	January 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,383	$1,383	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	28	28	—	—
Total assets measured at fair value	$1,417	$1,411	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	28	—	28	—
Total liabilities measured at fair value	$32	$—	$32	$—

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

Trading securities, which is comprised of mutual funds, bonds and other similar instruments, and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive loss within stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

Impairment of Investments. There were no impairments for investments for the three months ended January 31, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2016 and 2015, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2016 and 2015, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2016, all interest rate swap contracts had either been terminated or had expired.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at January 31, 2016 was $2 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at January 31, 2016 was $18 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three months ended January 31, 2016 and 2015 was not significant. For the three months ended January 31, 2016 and 2015 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at January 31, 2016 was $2 million.

In February 2016, Agilent executed three forward-starting interest rate swaps for $300 million in connection with future interest payments associated with the planned issuance of debt later this fiscal year. The contract term allows us to lock-in a treasury rate on our anticipated debt issuance. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments will be recognized in accumulated other comprehensive income (loss). Amounts associated with these cash flow hedges will be reclassified to interest expense in the condensed consolidated statement of operations when the forecasted future interest payments on the debt occur.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2016, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2016.

There were 53 foreign exchange forward contracts open as of January 31, 2016 and designated as cash flow hedges. There were 170 foreign exchange forward contracts open as of January 31, 2016 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2016 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(24)	$185	$(61)
British Pound	(32)	(3)	(5)
Canadian Dollar	(20)	—	(3)
Australian Dollar	7	15	(3)
Malaysian Ringgit	—	(2)	—
Japanese Yen	(68)	3	(4)
American Dollar	—	—	44
Other	(7)	16	(8)
Totals	$(144)	$214	$(40)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2016	October 31, 2015	Balance Sheet Location	January 31, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$2	Other accrued liabilities	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$2	Other accrued liabilities	$4	$4
Total derivatives	$6	$4		$4	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	$4	$10
Gain reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$4
Derivatives not designated as hedging instruments:
Loss recognized in other income (expense)	$(2)	$(13)

The estimated amount of existing net gain at January 31, 2016 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $4 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2016 and 2015, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$6	$6	$4	$4	$—	$1
Interest cost on benefit obligation	3	4	4	6	1	1
Expected return on plan assets	(6)	(7)	(11)	(11)	(2)	(2)
Amortization:
Actuarial losses	2	1	7	7	3	1
Prior service cost	(1)	(1)	—	—	(2)	(3)
Total net plan costs	$4	$3	$4	$6	$—	$(2)
Curtailments and settlements	$(16)	—	—	—	—	—

We contributed zero to our U.S. defined benefit plans during the three months ended January 31, 2016. We contributed $4 million to our non-U.S. defined benefit plans during the three months ended January 31, 2016.

We contributed zero to our U.S. defined benefit plans during the three months ended January 31, 2015. We contributed $5 million to our non-U.S. defined benefit plans during the three months ended January 31, 2015.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016 and we expect to contribute $21 million to our non-U.S. defined benefit plans during the remainder of 2016.

Plan Amendments. During the three months ended January 31, 2016, we made changes to our U.S. Retirement Plan and Supplemental Benefits Retirement Plan ("U.S. Plans"). Effective April 30, 2016, benefit accruals under the U.S. Plans will be frozen.  Any pension benefit earned in the U.S. Plans through April 30, 2016 will remain fully vested, but there will be no additional benefit accruals after April 30, 2016.  In addition, active employees who have not met the eligibility requirement for the Retiree Medical Account (RMA) under the U.S. Post Retirement Benefit Plan - 55 years old with at least 15 years of Agilent service - as of April 30, 2016 - will only be eligible for 50 percent of the current RMA reimbursement amount upon retirement.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Due to these plan amendments, we recorded a curtailment gain of $15 million in the U.S. Plans. In addition, we recognized a settlement gain of $1 million related to the U.S. Supplemental Benefits Retirement Plan.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Beginning balance as of November 1	$31	$30
Accruals for warranties including change in estimate	21	10
Settlements made during the period	(14)	(11)
Ending balance as of January 31	$38	$29

Accruals for warranties due within one year	$36	$26
Accruals for warranties due after one year	2	3
Ending balance as of January 31	$38	$29

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

13. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of January 31, 2016, the company had borrowings of $80 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2016			October 31, 2015
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$2	$102	$100	$2	$102
2020 Senior Notes	499	18	517	499	19	518
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$20	$1,616	$1,596	$21	$1,617

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2016 and October 31, 2015 are detailed above.

Other Debt

As of January 31, 2016 and October 31, 2015, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $37 million and $38 million, respectively, aggregate principal, outstanding with a Danish financial institution.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the three months ended January 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.5 million shares for $102 million under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of January 31, 2016, we had remaining authorization to repurchase up to $1.04 billion of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2016, we paid cash dividends of $0.115 per common share or $38 million on the company's common stock. During the three months ended January 31, 2015, we paid cash dividends of $0.100 per common share or $34 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2016	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2015	$(189)	$161	$(365)	$2	$(391)

Other comprehensive income (loss) before reclassifications	(57)	6	6	4	(41)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(19)	13	(1)	(7)

Tax (expense) benefit	1	5	(4)	(1)	1

Other comprehensive income (loss)	(56)	(8)	15	2	(47)

As of January 31, 2016	$(245)	$153	$(350)	$4	$(438)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2016 and 2015 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)		statement of operations

	Three Months Ended
	January 31,
	2016	2015

Unrealized gains and (losses) on derivatives	$1	$4	Cost of products
	1	4	Total before income tax
	—	(1)	Provision for income tax
	1	3	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(13)	(9)
Prior service benefit	19	4
	6	(5)	Total before income tax
	(4)	—	Provision for income tax
	2	(5)	Total net of income tax

Total reclassifications for the period	$3	$(2)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost together with curtailments and settlements (see Note 11 "Retirement Plans and Post Retirement Pension Plans").

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
A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

OES") instruments; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, pension curtailment gain, restructuring and transformational expenses, acquisition and integration costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended January 31, 2016:
Total net revenue	$526	$158	$344	$1,028
Segment income from operations	$114	$15	$76	$205
Three months ended January 31, 2015:
Total net revenue	$547	$148	$331	$1,026
Segment income from operations	$107	$1	$68	$176

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2016	2015
	(in millions)
Total reportable segments’ income from operations	$205	$176
Acceleration of share-based compensation related to workforce reduction	—	(1)
Transformational initiatives	(11)	(12)
Amortization of intangibles	(43)	(43)
Acquisition and integration costs	(5)	(1)
Business exit and divestiture costs (primarily our NMR business)	(5)	(3)
Pension curtailment gain	16	—
Other	(2)	(1)
Interest income	2	2
Interest expense	(18)	(16)
Other income (expense), net	3	12
Income from continuing operations before taxes, as reported	$142	$113

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of January 31, 2016	$1,737	$1,967	$1,053	$4,757
As of October 31, 2015	$1,539	$2,027	$1,008	$4,574

17.   SUBSEQUENT EVENT

On March 2, 2016 Agilent acquired a 48 percent ownership stake in privately held Lasergen, an emerging biotechnology company with innovative next-generation sequencing technology, for $80 million in cash.  As part of the agreement, the two companies will collaborate on a next-generation sequencing solutions workflow for clinical applications.  Agilent has the option to acquire the remaining shares of Lasergen until March 2, 2018, for $105 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease and site services income from Keysight, the impact of foreign currency movements on our performance, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers and out sourcing, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position and cash availability, our ability to generate cash from operations, growth in our businesses, our investments, including in research and development, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension and other defined benefit plans, our strategic initiatives, our cost-control activities and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, remediation of our material weakness, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

In November 2015, we completed the acquisition of Seahorse Bioscience ("Seahorse"), a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics for $242 million in cash. Seahorse's technology enables researchers to better understand cell health, function and signaling, and how the cell may be impacted by the introduction of a specific drug, by providing real-time kinetics to unlock essential cellular bioenergetics data. The financial results of Seahorse have been included within Agilent's consolidated financial statements for the three months ended January 31, 2016.

Net revenue of $1,028 million for the three months ended January 31, 2016 was flat when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2016 had an unfavorable impact on revenue of approximately 5 percentage points when compared to the same period last year.

Revenue decreased 4 percent in the life sciences and applied markets business for the three months ended January 31, 2016, when compared to the same period last year. Foreign currency movements had an unfavorable impact of approximately 4 percentage points in the three months ended January 31, 2016. In addition, an unfavorable impact on revenue of approximately 2 percentage points was due to the revenue reduction from the NMR business, which we are exiting, divestitures and the exclusion of revenue in the first quarter of 2016 related to an acquisition, when compared to the same period last year. For the three months ended January 31, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was revenue growth in the environmental market, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three months ended January 31, 2016, when compared to the same period last year.

Revenue increased 7 percent within the diagnostics and genomics business in the three months ended January 31, 2016, when compared to the same period last year. Foreign currency movements had an unfavorable impact of 6 percentage points in the three months ended January 31, 2016. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three months ended January 31, 2016.

Revenue generated by Agilent CrossLab increased 4 percent in the three months ended January 31, 2016 when compared to the same period last year. Foreign currency movements had an unfavorable impact of 6 percentage points in the three months ended January 31, 2016. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market in the three months ended January 31, 2016 when compared to the same period last year. Revenue from sales to the chemical and energy market showed some improvement, but revenue from sales to other applied markets declined slightly in the three months ended January 31, 2016 when compared to the same period last year.

Net income from continuing operations for the three months ended January 31, 2016 was $123 million compared to $93 million for the corresponding period last year. In the three months ended January 31, 2016, cash generated from operations was $104 million.

For the three months ended January 31, 2016 and 2015, cash dividends of $38 million and $34 million were paid on the company's outstanding common stock, respectively. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the three months ended January 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.5 million shares for $102 million under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of January 31, 2016, we had remaining authorization to repurchase $1.04 billion of our common stock under this program

Looking forward, we expect to focus on the growth of operating margin in our businesses by building a new company portfolio, simplifying our operations and improving our customers' experience. In addition, we anticipate returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 5 percentage points in the three months ended January 31, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We anticipate that changes in foreign currency exchange rates will continue to have an unfavorable impact on our performance for the near future.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, restructuring, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 5 percentage points in the three months ended January 31, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)
Net revenue:
Products	$795	$809	(2)%
Services and other	233	217	7%
Total net revenue	$1,028	$1,026	—%

Net revenue of $1,028 million for the three months ended January 31, 2016 was flat when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2016 had an unfavorable impact on revenue of approximately 5 percentage points when compared to the same period last year.

Revenue decreased 4 percent in the life sciences and applied markets business for the three months ended January 31, 2016, when compared to the same period last year. Foreign currency movements had an unfavorable impact of approximately 4 percentage points in the three months ended January 31, 2016. In addition, an unfavorable impact on revenue of approximately 2 percentage points was due to the revenue reduction from the NMR business, which we are exiting, divestitures and the exclusion of revenue in the first quarter of 2016 related to an acquisition, when compared to the same period last year. For the three months ended January 31, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was revenue growth in the environmental market, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three months ended January 31, 2016, when compared to the same period last year.

Revenue increased 7 percent within the diagnostics and genomics business in the three months ended January 31, 2016, when compared to the same period last year. Foreign currency movements had an unfavorable impact of 6 percentage points in the three months ended January 31, 2016. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three months ended January 31, 2016.

Revenue generated by Agilent CrossLab increased 4 percent in the three months ended January 31, 2016 when compared to the same period last year. Foreign currency movements had an unfavorable impact of 6 percentage points in the three months ended January 31, 2016. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market in the three months ended January 31, 2016 when compared to the same period last year. Revenue from sales to the chemical and energy market showed some improvement, but revenue from sales to other applied markets declined slightly in the three months ended January 31, 2016 when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 7 percent in the three months ended January 31, 2016 compared to the same period last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base. Excluding the impact of foreign currency movements, service and other revenue increased in the three months ended January 31, 2016 when compared to the same period last year due to increased instrument service contract renewals, laboratory productivity services and companion diagnostics revenue.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
Total gross margin	52.2%	50.0%	2ppts
Operating margin	15.1%	11.2%	4ppts

(in millions)
Research and development	$78	$88	(11)%
Selling, general and administrative	$304	$310	(2)%

Total gross margins for the three months ended January 31, 2016 increased 2 percentage points when compared to the same period last year. In the three months ended January 31, 2016 gross margins within our life sciences and applied markets business increased 3 percentage points, improved 4 percentage points in diagnostics and genomics and were flat in Agilent CrossLab when compared to the same period last year. Increases in total gross margins for the three months ended January 31, 2016 were as a result of the impact of an employee pension curtailment gain, the exit from the NMR business, lower costs incurred to address the now lifted FDA warning letter together with lower logistics costs. Total operating margins increased 4 percentage points in the three months ended January 31, 2016, when compared to the same period last year. In the three months ended January 31, 2016 operating margins with life sciences and applied markets business increased 2 percentage points, improved 9 percentage points in diagnostics and genomics and were 1 percentage point higher in Agilent CrossLab when compared to the same period last year. In the three months ended January 31, 2016 total operating margins increased due to improvements in gross margins including the impact of an employee pension curtailment gain, reductions in R&D costs and other operating expense controls reflected in selling, general and administrative costs.

Research and development expenses decreased 11 percent in the three months ended January 31, 2016, when compared to the same periods last year. R&D expenditure decreased due to the impact of an employee pension curtailment gain the impact of favorable foreign currency movements and savings from the exit from the NMR business offset by wage increases. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 2 percent for the three months ended January 31, 2016 when compared to the same periods last year. Selling, general and administrative expenditure decreased mostly due to the impact of an employee pension curtailment gain the decline in NMR expenses due to the exiting of that business and favorable foreign currency movements offset by wage increases and acquisition costs.

At January 31, 2016, our headcount was approximately 12,100 as compared to approximately 11,700 at January 31, 2015.

Other income (expense), net

In the three months ended January 31, 2016 other income (expense), net includes $3 million of income in respect of the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 4-5 years of approximately $12 million per year. In the three months ended January 31, 2015 other income (expense), net includes $11 million of income in respect of the provision of certain IT services together with site service costs to, and lease income from, Keysight.

Income Taxes

The company’s effective tax rate from continuing operations was 13.4 percent and 17.7 percent for the three months ended January 31, 2016 and 2015, respectively. The income tax expense from continuing operations was $19 million and $20 million for the three months ended January 31, 2016 and 2015, respectively.

The income tax provision from continuing operations for the three months ended January 31, 2016 included a net discrete tax benefit of $6 million. Current period items included in this total are $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the US retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the three months ended January 31, 2016 also included $9 million of tax benefit related primarily to return to provision adjustments and $2 million of other discrete tax expense items.

The income tax provision from continuing operations for the three months ended January 31, 2015 included a net discrete benefit of $3 million. Current period items included in this total were $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $3 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. On September 22, 2015, we reached an agreement with the Internal Revenue Service ("IRS") for the tax years 2008 through 2011. During the first quarter of 2016, we made a payment of approximately $9 million of tax plus interest as part of closing the exam.  In 2015, we reclassified a portion of other long-term liabilities to other accrued liabilities related to uncertain tax positions of continuing operations that we expected to pay within the next twelve months. This amount was partially offset by a prepaid tax account of approximately $3 million that the IRS allowed as an offset to the $12 million in incremental taxes. The settlement resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $119 million, offset by a tax liability on foreign distributions of approximately $99 million principally related to the repatriation of foreign earnings.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. The IRS notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax' Court's decision in the case. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)

Net revenue	$526	$547	(4)%

Life sciences and applied markets business revenue for the three months ended January 31, 2016, decreased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2016 had an unfavorable impact of 4 percentage points on revenue growth compared to the same period last year. The impact of acquisitions, divestitures and the NMR business had an unfavorable impact of 2 percentage points over the same period last year. Revenue performance, adjusted for the impact of currency movements, reflected differing performance by geography and end market for the three months ended January 31, 2016. Geographically, revenue declined 5 percent in the Americas with a 3 percentage point unfavorable currency impact, increased 6 percent in Asia Pacific excluding Japan with a 2 percentage point unfavorable currency impact, declined 13 percent in Europe with a 8 percentage point unfavorable currency impact, and declined 7 percent in Japan with a 3 percentage point unfavorable currency impact for the three months ended January 31, 2016 compared to the same period last year. Performance in the Americas was assisted by the U.S. pharmaceutical market offset by a slowdown in sales to the chemical and energy markets and the impact of the NMR business. Growth in Asia Pacific excluding Japan reflected broad growth in China. European sales were down on weakness in sales to energy and applied markets along with negative impacts from currency.
Our life sciences markets continued to see strength in the pharmaceutical and biotechnology markets led by growth in technology refresh deals, new product acceptance, and ongoing demand across the spectrum of specialty, mid and large size pharmaceutical companies. Government budgets remain conservative in the life science research markets and contributed to the decline in revenue over the same period last year. Applied end-market performance was very weak with continued declines in chemical and energy market sales. Macroeconomic factors continue to apply pressure to this segment with reduced investments in oil exploration and production. Continued government spending in environmental, food and forensics markets were a bright spot in the overall applied market weakness. Revenue growth in our environmental market was driven by China’s focus to develop new monitoring methods and legislation. Our revenue in forensics market reflected improved government spending in state and federal budgets.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect our sales funnels to continue to strengthen, given a number of significant new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. We remain concerned about short term growth in chemical and energy markets, but are confident in our product portfolio to address customer needs when the market does recover.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months

Gross margin	58.7%	56.1%	3 ppts
Operating margin	21.7%	19.6%	2 ppts

(in millions)
Research and development	$48	$50	(4)%
Selling, general and administrative	$147	$150	(2)%

Gross margins for products and services for the three months ended January 31, 2016, increased 3 percentage points when compared to the same period last year. The increase in gross margins was aided by our divestiture of our NMR business and improved efficiencies in logistics resulting in lower costs.
Research and development expenses for the three months ended January 31, 2016, decreased 4 percent when compared to the same periods last year. The decrease was driven by the favorable impact of currency fluctuation and the decline in NMR product research and development expenses from the divestiture. The decreases were partially offset by annual wage increases.
Selling, general and administrative expenses for the three months ended January 31, 2016, decreased 2 percent when compared to the same period last year. For the three months ended January 31, 2016, favorable currency impacts and the decline in NMR expenses more than offset annual wage increases.
Operating margins for products and services for the three months ended January 31, 2016, increased 2 percentage points when compared to the same period last year. Factors which led to the increase in operating margin over the prior year have been explained in the above discussions.
Income from Operations

Income from operations for the three months ended January 31, 2016, increased $7 million on a corresponding revenue decrease of $21 million.

Diagnostics and Genomics

Our diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)

Net revenue	$158	$148	7%

Diagnostics and genomics business revenue for the three months ended January 31, 2016, increased 7 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2016 had unfavorable currency impact on revenue of 6 percentage points. For the three months ended January 31, 2016 geographically, revenue grew 16 percent in the Americas with a 1 percentage point unfavorable currency impact and was flat in Europe with a 9 percentage points unfavorable currency impact, grew 30 percent in Asia Pacific excluding Japan with a 7 percentage point unfavorable currency impact and continued to decline in Japan by 3 percent with a 3 percentage point unfavorable currency impact for the three months ended January 31, 2016 when compared to the same period last year. The positive growth in the three months ended January 31, 2016 was led by strength in sales in genomics (particularly target enrichment) and continued market demand in the nucleic acid solutions business related to therapeutic oligo programs and good momentum in the companion diagnostic business.
The revenue growth was driven by the increasing adoption of next-generation sequencing (NGS) in clinical applications, by continued market demand in therapeutic oligo programs, and by momentum in the companion diagnostics business driven by demand from our pharmaceutical partners. Our pathology business continues its steady recovery driven by Omnis reagents and traction in our PD-L1 assays. The end markets in diagnostics and clinical research continue to be strong and growing.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue, Omnis instruments, PD-L1 assays and SureFISH gain traction with our customers in clinical oncology applications. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months

Gross margin	52.7%	48.9%	4 ppts
Operating margin	9.6%	0.5%	9 ppts

(in millions)
Research and development	$21	$20	1%
Selling, general and administrative	$47	$51	(7)%

Gross margins for products and services for the three months ended January 31, 2016, increased 4 percentage points when compared to the same period last year. The increase for the three months ended January 31, 2016 was driven by higher volumes and lower costs on remediation work related to the now lifted FDA warning letter.
Research and development expenses for the three months ended January 31, 2016, increased 1 percent when compared to the same period last year. This increase is mainly due to adding the cost structure of our Cartagenia acquisition, wage increases and new R&D programs partially offset by favorable currency movements.
Selling, general and administrative expenses for the three months ended January 31, 2016, decreased 7 percent when compared to the same period last year. The decline was mainly due to favorable currency movements and business improvement initiatives partially offset by acquisition expenses and wage increases.

Operating margins for products and services for the three months ended January 31, 2016 increased 9 percentage points when compared to the same period last year. The main reasons for the increase in the three months ended January 31, 2016 were higher revenue volumes, lower costs on remediation work related to the FDA warning letter and business improvement initiatives aimed at reducing costs.

Income from Operations

Income from operations for the three months ended January 31, 2016, increased $14 million on a corresponding revenue increase of $10 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months
	(in millions)

Net revenue	$344	$331	4%

Agilent CrossLab business revenue for the three months ended January 31, 2016, increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2016 had an unfavorable currency impact of 6 percentage points when compared to the same period last year. Revenue performance was led by increases in service contracts, laboratory supplies, education, custom chemistries and bio-columns for the three months ended January 31, 2016. The growth was balanced across both services and consumables, and is a direct result of our ever expanding portfolio. Revenue grew 17 percent in Asia Pacific excluding Japan, with a 6 percentage point unfavorable currency impact, due to increased penetration of the installed base. Growth was 8 percent in Japan with a 4 percentage point unfavorable currency impact and 3 percent in the Americas with a 4 percentage point unfavorable currency impact, but declined 6 percent in Europe with a 9 percentage point unfavorable currency impact for the three months ended January 31, 2016 when compared to the same period last year.

The pharmaceutical and biotechnology market, led all markets in revenue and revenue growth for the three months ended January 31, 2016 when compared to the same period last year. Revenue growth in the challenging chemical and energy market highlights that our products and services continue to create value by optimizing the usage of our customers’ assets. Revenues from the remaining markets saw a very modest decline mostly due to unfavorable currency movements.

Looking forward, we expect continued strength in the pharmaceutical and biotechnology markets to drive the growth in the near term. In the applied markets, the scientific, operational and economic outcomes that can be gained from our products and services are all the more valuable to customers when they are striving to succeed in a tougher economic environment. The drivers of growth in the short-term will be our commitment to bringing such innovative solutions to market and our focus on expanding the partnerships we have with our customers. We also remain committed to fiscal discipline by optimizing gross margins across all our product lines.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2016	2015	Months

Gross margin	50.1%	50.1%	—
Operating margin	22.1%	20.7%	1 ppt

(in millions)
Research and development	$11	$12	(2)%
Selling, general and administrative	$85	$86	(1)%

Gross margins for products and services for the three months ended January 31, 2016 was flat when compared to the same period last year with currency hedging gains and lower logistical costs helping to offset the unfavorable currency impact.

Research and development expenses for the three months ended January 31, 2016, decreased 2 percent when compared to the same period last year primarily due to favorable currency movements.

Selling, general and administrative expenses for the three months ended January 31, 2016, decreased 1 percent when compared to the same period last year, reflecting favorable currency movements partially offset by an increase in wages and sales channel costs.

Operating margins for products and services for the three months ended January 31, 2016, increased 1 percentage point when compared to the same period last year. Our higher sales volume was able to offset the unfavorable currency impact and rising personnel costs.

Income from Operations

Income from operations for the three months ended January 31, 2016, increased $8 million on a corresponding revenue increase of $13 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2016 consisted of cash and cash equivalents of $1,931 million as compared to $2,003 million as of October 31, 2015.

As of January 31, 2016, approximately $1,879 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S., within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $104 million for the three months ended January 31, 2016 compared to cash outflow of $20 million for the same period in 2015. In the three months ended January 31, 2016, we paid approximately $47 million under our variable and incentive pay programs, as compared to a total of $39 million paid out during the same period of 2015 . Net cash paid for income taxes was approximately $37 million and $73 million in the three months ended January 31, 2016 and 2015, respectively. The cash paid for income taxes in the three months ended January 31, 2015 was due to tax payments related to the separation. For the three months ended January 31, 2016 and 2015, other assets and liabilities used cash of $23 million and $93 million, respectively. The usage of cash in the three months ended January 31, 2016 in other assets and liabilities was largely related to the payment of income taxes. The usage of cash in the three months ended January 31, 2015 in other assets and liabilities was largely the result of contributions to defined benefit plans, changes in interest and restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In the three months ended January 31, 2016, accounts receivable used cash of $15 million compared to cash used of $15 million for the same period in 2015.  Days’ sales outstanding are 54 days as of January 31, 2016 and 2015 respectively. Accounts payable used cash of $18 million for the three months ended January 31, 2016 compared to cash used of $39 million in the same period in 2015. Cash used for inventory was $13 million for the three months ended January 31, 2016 compared to cash used of $5 million for the same period in 2015. Inventory days on-hand increased to 102 days as of January 31, 2016 compared to 98 days as of the end of the same period last year.

We contributed approximately $4 million and $5 million to our defined benefit plans in the three months ended January 31, 2016 and 2015, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $21 million to our defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28 million for the three months ended January 31, 2016 as compared to net cash used in investing activities of $31 million. Investments in property, plant and equipment were $38 million for the three months ended January 31, 2016 compared to $32 million in the same period of 2015. We expect that total capital expenditures for the current year will be approximately $140 million. In the three months ended January 31, 2016, we acquired Seahourse Bioscience for $235 million, net of cash acquired, compared to zero in the same period last year. We made a payment of $1 million in exchange for convertible notes for the three months ended January 31, 2016.We recorded proceeds from sale of investment securities of $1 million for the three months ended January 31, 2016.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2016 was $132 million compared to cash used of $828 million for the same period of 2015. The decrease in cash used was largely due to the net cash transferred to Keysight in the three months ended January 31, 2015.

Treasury stock repurchases

 On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the three months ended January 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the three months ended January 31, 2015, we repurchased 158 thousand shares for $6 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.5 million shares for $102 million under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of January 31, 2016, we had remaining authorization to repurchase $1.04 billion of our common stock under this program

Dividends

During the three months ended January 31, 2016, we paid cash dividends of $0.115 per common share or $38 million on the company's common stock. During the three months ended January 31, 2015, we paid cash dividends of $0.100 per common share or $34 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of January 31, 2016, the company had borrowings of $80 million outstanding under the facility. We borrowed $100 million and paid back $20 million during three months ended January 31, 2016. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2016.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the three months ended January 31, 2016 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Other

 As of January 31, 2016 our contractual obligations reported under “other purchase commitments” were approximately $63 million, an increase of approximately $10 million, primarily due to a long-term technical support contract related to the purchase of a software license. There were no other substantial changes from our 2015 Annual Report on Form 10-K, to our contractual commitments in the first three months of fiscal 2016. We have contractual commitments for non- cancelable operating leases. We have no other material non- cancelable guarantees or commitments.

Other long-term liabilities include $235 million and $227 million related to uncertain tax positions of continuing operations as of January 31, 2016 and as of October 31, 2015. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 55 percent and 56 percent of our revenues were generated in U.S. dollars during the three months ended January 31, 2016 and 2015. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 5 percentage points in the three months ended January 31, 2016. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2016, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

As previously disclosed under Item 9A. "Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, we concluded that our disclosure controls and procedures were not effective based on the material weakness identified. During the year ended October 31, 2015, management identified certain errors in the tax accounts, primarily related to prior years, and as a result, concluded that the company did not design and maintain effective controls over the accounting for income taxes. Specifically, certain controls activities over the completeness and accuracy of our accounting for (i) U.S. taxes on foreign earnings, (ii) international provision for income taxes and (iii) reconciliation of income taxes payable were not performed on a timely basis or at the appropriate level of precision. These control deficiencies in the accounting for income taxes could result in a material misstatement that would not be prevented or detected. Management has reviewed the Company’s process for preparation and review of the Company’s income tax provision and is working to enhance the design of controls within the process and to implement measures to improve the operating effectiveness of those controls.

Although significant progress has been made through January 31, 2016 these enhanced controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weakness continues to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenues and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 5 percentage points in the three months ended January 31, 2016. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, management has concluded that, because of a material weakness in accounting for income taxes, our disclosure controls and procedures were not effective as of October 31, 2015. The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the FDA. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

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

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.

Certain properties transferred to Keysight Technologies, Inc. (“Keysight”) as part of the separation are undergoing remediation by HP Inc. and Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) (together "HP") for subsurface contaminations that were known at the time of our separation from HP. HP has agreed to retain the liability for this subsurface contamination, perform the required remediation and indemnify Keysight with respect to claims arising out of that contamination. HP will have access to those Keysight properties to perform remediation. While HP has agreed to minimize interference with on-site operations at those properties, remediation activities and subsurface contamination may require Keysight to incur unreimbursed costs and could harm on-site operations and the future use and value of the properties. We cannot be sure that Keysight will not seek additional reimbursement from us for that interference or unreimbursed costs. We cannot be sure that HP will continue to fulfill its indemnification or remediation obligations, in which case Keysight may seek indemnification from us. In addition, the determination of the existence and cost of any additional contamination caused by us prior to the separation could involve costly and time-consuming negotiations and litigation.

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

Our current and historical manufacturing processes involve, or have involved, the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. While we have divested substantially all of our semiconductor related businesses to Avago Technologies Ltd. and Advantest Corporation and regardless of indemnification arrangements with those parties, we may still become subject to liabilities for historical environmental contamination related to those businesses. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the U.S., even if the sites outside the U.S. are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

As part of our acquisition of Varian, Inc. (“Varian”) we assumed the liabilities of Varian, including Varian's costs and potential liabilities for environmental matters. One such cost is our obligation, along with the obligation of Varian Semiconductor Equipment Associates, Inc. ("VSEA") to each indemnify Varian Medical Systems, Inc. (“VMS”) for certain costs relating to (a) environmental investigation, monitoring and/or remediation activities at certain facilities previously operated by Varian Associates, Inc. ("VAI") and third-party claims made in connection with environmental conditions at those facilities, and (b) EPA or third-party claims alleging that VAI or VMS is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended in connection with certain sites to which VAI allegedly shipped manufacturing waste for recycling, treatment or disposal. Although any ultimate liability arising from environmental-related matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, management believes that the costs of environmental-related matters are unlikely to have a material adverse effect on our financial condition or results of operations.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $37 million secured mortgage. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions. As of January 31, 2016, we had borrowings of $80 million outstanding under the facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•
requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, acquisitions, stock repurchases and dividends; and

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

As of January 31, 2016, we had cash and cash equivalents of approximately $1.9 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2016.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
	(a)	(b)	(c)	(d)
Nov. 1, 2015 through Nov. 30, 2015	2,405,201	$40.65	2,405,201	$—
Dec. 1, 2015 through Dec. 31, 2015	2,497,960	$40.88	2,497,960	$1,040
Jan. 1, 2016 through Jan. 31, 2016	—	$—	—	$1,040
Total	4,903,161	$40.77	4,903,161

(1)
On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program is designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the three months ended January 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method.

(2)
On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.5 million shares for $102 million under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of January 31, 2016, we had remaining authorization to repurchase up to $1.04 billion of our common stock under this program.

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

Dated:	March 8, 2016	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 8, 2016	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Letter of Terms and Conditions U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company.*

11.1	See Note 6, “Net Income Per Share”, to our Condensed Consolidated Financial Statements on page 12.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

* Indicates management contract or compensatory plan, contract or arrangement.