Form 10-Q
period 2016-04-30
AGILENT TECHNOLOGIES INC
filed 2016-06-07
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2016
COMMON STOCK, $0.01 PAR VALUE	325,521,700

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Net revenue:
Products	$787	$750	$1,582	$1,559
Services and other	232	213	465	430
Total net revenue	1,019	963	2,047	1,989
Costs and expenses:
Cost of products	357	359	722	749
Cost of services and other	132	124	258	247
Total costs	489	483	980	996
Research and development	81	81	159	169
Selling, general and administrative	318	292	622	602
Total costs and expenses	888	856	1,761	1,767
Income from operations	131	107	286	222
Interest income	3	2	5	4
Interest expense	(18)	(17)	(36)	(33)
Other income (expense), net	1	4	4	16
Income from continuing operations before taxes	117	96	259	209
Provision for income taxes	26	4	45	24
Income from continuing operations	91	92	214	185
Loss from discontinued operations, net of tax benefit of $0, $0, $0 and $(2)	—	(5)	—	(35)
Net income	$91	$87	$214	$150

Net income per share - basic:
Income from continuing operations	$0.28	$0.28	$0.65	$0.55
Loss from discontinued operations	—	(0.02)	—	(0.10)
Net income per share - basic	$0.28	$0.26	$0.65	$0.45

Net income per share - diluted:
Income from continuing operations	$0.28	$0.27	$0.65	$0.55
Loss from discontinued operations	—	(0.01)	—	(0.10)
Net income per share - diluted	$0.28	$0.26	$0.65	$0.45

Weighted average shares used in computing net income per share:
Basic	326	334	327	335
Diluted	328	337	330	337

Cash dividends declared per common share	$0.115	$0.100	$0.230	$0.200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015 (As Revised)	2016	2015 (As Revised)

Net income	$91	$87	$214	$150
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(4), $(1), $(3) and $2	(9)	(1)	(6)	6
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(1), $(2), $(1) and $(3)	—	(5)	(1)	(8)
Foreign currency translation, net of tax expense (benefit) of $8, $(1), $7 and $(7)	145	(6)	89	(271)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $2, $7 and $4	6	6	21	10
Change in net prior service benefit, net of tax benefit of $(1), $(1), $(6) and $(3)	(3)	(3)	(11)	(5)
Other comprehensive income (loss)	139	(9)	92	(268)
Total comprehensive income (loss)	$230	$78	$306	$(118)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,139	$2,003
Short-term restricted cash and cash equivalents	—	242
Accounts receivable, net	602	606
Inventory	555	541
Other current assets	192	294
Total current assets	3,488	3,686
Property, plant and equipment, net	610	604
Goodwill	2,556	2,366
Other intangible assets, net	490	445
Long-term investments	157	86
Other assets	339	292
Total assets	$7,640	$7,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220	$279
Employee compensation and benefits	211	221
Deferred revenue	279	258
Short-term debt	235	—
Other accrued liabilities	188	218
Total current liabilities	1,133	976
Long-term debt	1,654	1,655
Retirement and post-retirement benefits	242	264
Other long-term liabilities	446	414
Total liabilities	3,475	3,309
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 612 million shares at April 30, 2016 and 611 million shares at October 31, 2015 issued	6	6
Treasury stock at cost; 287 million shares at April 30, 2016 and 279 million shares at October 31, 2015	(10,368)	(10,074)
Additional paid-in-capital	9,103	9,045
Retained earnings	5,720	5,581
Accumulated other comprehensive loss	(299)	(391)
Total stockholders' equity	4,162	4,167
Non-controlling interest	3	3
Total equity	4,165	4,170
Total liabilities and equity	$7,640	$7,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2016	2015 (As Revised)
Cash flows from operating activities:
Net income	214	150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130	131
Share-based compensation	36	33
Deferred taxes	35	4
Excess and obsolete inventory related charges	12	13
Other non-cash expense, net	8	5
Changes in assets and liabilities:
Accounts receivable	19	16
Inventory	(13)	(18)
Accounts payable	(53)	(35)
Employee compensation and benefits	(13)	(7)
Other assets and liabilities	(15)	(129)
Net cash provided by operating activities	360	163

Cash flows from investing activities:
Investments in property, plant and equipment	(63)	(52)
Proceeds from sale of property, plant and equipment	—	11
Payment to acquire equity method investment	—	(1)
Loan to equity method investment	(3)	—
Payment to acquire cost method investment	(80)	—
Payment in exchange for convertible note	(1)	—
Change in restricted cash and cash equivalents, net	245	1
Proceeds from sale of investment securities	1	—
Proceeds from divestitures	—	3
Acquisitions of businesses and intangible assets, net of cash acquired	(235)	—
Net cash used in investing activities	(136)	(38)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	32	40
Payment of dividends	(75)	(67)
Net transfer of cash and cash equivalents to Keysight	—	(734)
Proceeds from revolving credit facility	255	—
Repayment of revolving credit facility	(20)	—
Treasury stock repurchases	(294)	(168)
Net cash used in financing activities	(102)	(929)

Effect of exchange rate movements	14	(27)

Net increase (decrease) in cash and cash equivalents	136	(831)

Change in cash and cash equivalents related to discontinued operations	—	810

Cash and cash equivalents at beginning of period	2,003	2,218
Cash and cash equivalents at end of period	$2,139	$2,197

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2016 and 2015 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2016 and 2015, condensed consolidated statement of operations for the three and six months ended April 30, 2016 and 2015, and condensed consolidated statement of cash flows for the six months ended April 30, 2016 and 2015.

Revision of Services and Other and Product Net Revenues and related Cost of Sales.   In 2015, we revised amounts shown in our condensed consolidated statement of operations to more accurately reflect the character of items delivered to customers.   Our diagnostic and genomics segment identified a stream of service revenues that had been presented as product revenue in the prior year.  We have now revised prior year's presentation to show the revenue within services and other.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three and six months ended April 30, 2015 services and other revenue increased $9 million and $15 million and services and other cost of sales increased $6 million and $11 million with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2016 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of April 30, 2016, the carrying value of our investments in VIE’s was $103 million with a maximum exposure of $109 million which includes our loans to our investments. The investments are included on the long term investments line of the condensed consolidated balance sheet.

During the three months ended April 30, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. Agilent’s initial ownership stake was 48 percent and we have also joined the board of Lasergen and signed a collaboration agreement. We have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for an additional consideration of $105

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

million. Lasergen is a VIE, however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Because Agilent owns preferred stock of Lasergen, we account for this investment under the cost method. As of April 30, 2016, both the carrying value and maximum exposure of the Lasergen investment was $80 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments.
Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $87 million and $30 million as of April 30, 2016 and October 31, 2015, respectively. The change in the excess of fair value over carrying value in the six months ended April 30, 2016 is due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2015, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2015. Based on the results of our testing, the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and six months ended April 30, 2016 and 2015.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2015. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. There were no indicators of impairment of indefinite-lived intangible assets during the three and six months ended April 30, 2016 and 2015.

 2. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the years ended October 31, 2014 and 2015, the company identified and recorded various out of period income tax adjustments.   We determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended October  31, 2014 or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the nine months ended July 31, 2015. However, as a result of the company presenting continuing operations and discontinued operations for the first time in our Annual Report on Form 10-K for the year ended October 31, 2015, we determined that the effect of the errors is significant to our financial results for the year ending October 31, 2014 and 2013. Accordingly, we revised our historical financial statements presented in our Form 10-K for the year ended October 31, 2015.

For the three and six months ended April 30, 2016, we are presenting comparative fiscal 2015 quarterly information. The fiscal 2015 results for the three and six months ended April 30, 2015 have been revised to reflect the quarterly impact of the out of period adjustments described above. For the three months ended April 30, 2015 the following out of period adjustments were included in the as-reported column in the revision adjustment table and have been removed in the adjustments column: $4 million of tax expense related to the increase of foreign deferred tax liabilities for a prior year. In addition to the aforementioned, for the six months ended April 30, 2015, the following out of period adjustments were included in the as-reported column in the revision adjustment table and have been removed in the adjustments column: $13 million of tax benefit from the reduction in deferred tax liabilities due to tax rate changes in Denmark occurring in a prior year and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return.

	Three Months Ended April 30, 2015
	As Reported	Adjustments	As Revised
	(in millions, except per share data)
Income from continuing operations before taxes	$96		$96
Provision for income taxes	8	(4)	4
Income from continuing operations	88		92
Loss from discontinued operations, net of tax benefit of $0 million	(5)		(5)
Net Income	$83	$4	$87

Net income per share - basic
Income from continuing operations	$0.26		$0.28
Loss from discontinued operations	(0.01)		(0.02)
Net income per share - basic	$0.25		$0.26

Net income per share - diluted
Income from continuing operations	$0.26		$0.27
Loss from discontinued operations	(0.01)		(0.01)
Net income per share - diluted	$0.25		$0.26

Total comprehensive income	$74	$4	$78

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Six Months Ended April 30, 2015
	As Reported	Adjustments	As Revised
	(in millions, except per share data)
Income from continuing operations before taxes	$209		$209
Provision for income taxes	19	5	24
Income from continuing operations	190		185
Loss from discontinued operations, net of tax benefit of $2	(35)		(35)
Net Income	$155	$(5)	$150

Net income per share - basic
Income from continuing operations	$0.57		$0.55
Loss from discontinued operations	(0.11)		(0.10)
Net income per share - basic	$0.46		$0.45

Net income per share - diluted
Income from continuing operations	$0.56		$0.55
Loss from discontinued operations	(0.10)		(0.10)
Net income per share - diluted	$0.46		$0.45

Total comprehensive loss	$(113)	$(5)	$(118)

The adjustments resulted in the following revisions to our condensed consolidated statement of cash flow.

	Six Months Ended April 30, 2015
	As Reported	Adjustments	As Revised
	(in millions)
Net income	$155	$(5)	$150
Deferred taxes	$(3)	$7	$4
Changes in assets and liabilities:
Other assets and liabilities	$(127)	$(2)	$(129)
Net cash provided by operating activities	$163	$—	$163

 3. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 except for the following:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued amendments which aim to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The amendments are effective for us beginning November 1, 2017 with early adoption permitted. We are evaluating the timing and the impact of adopting this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued updates related to Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for us is fiscal 2019 with early adoption permitted for us beginning November 1, 2017.  The company is currently assessing the potential impact of these amendments on our consolidated financial statements.

In March 2016, the FASB issued amendments for simplifying the transition to the equity method of accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for us beginning November 1, 2017 and interim periods in the following year. We are evaluating the potential impact of this amendment on our consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning November 1, 2020, and interim periods in the following year.  Early adoption of this guidance is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing and the impact of adopting this guidance on our consolidated financial statements and disclosures.

In January 2016, the FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us beginning November 1, 2018, and for interim periods in the following year and early adoption is not permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In November 2015, the FASB issued guidance intended to simplify accounting for deferred taxes.  Beginning on November 1, 2017 and including the interim periods following that date, we will be required to present all deferred tax balances as non-current.  Existing GAAP guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes.  Early adoption of this guidance is permitted and may be applied either prospectively or retrospectively to all periods presented. We adopted this guidance at the end of the period ended April 30, 2016 prospectively and therefore, the April 30, 2016 condensed consolidated balance sheet reflects the new disclosure requirements but prior periods have not been adjusted.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Cost of products and services	$3	$2	$9	$7
Research and development	1	1	3	3
Selling, general and administrative	10	9	25	24
Total share-based compensation expense	$14	$12	$37	$34

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

At April 30, 2016 and October 31, 2015, there was no share-based compensation capitalized within inventory. For the six months ended April 30, 2016 and 2015, the windfall tax benefit realized from exercised stock options and similar awards was zero for both periods.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	1.5%	—	1.7%
Dividend yield	—	1%	—	1%
Weighted average volatility	—	29%	—	28%
Expected life	—	5.5yrs	—	5.5yrs
LTPP:
Volatility of Agilent shares	24%	25%	24%	25%
Volatility of selected peer-company shares	14%-50%	12%-57%	14%-50%	12%-57%
Price-wise correlation with selected peers	35%	37%	35%	37%

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

Due to the separation of Keysight on November 1, 2014, expected volatility for grants of options in fiscal 2015 was based on a 5.5 year average historical stock price volatility of a group of our peer companies.   For the volatility of our 2016 and 2015 LTPP (TSR) grants, we used the 3 year average historical stock price volatility of a group of our peer companies.   We believe our historical volatility prior to the separation of Keysight is no longer relevant to use.   For the grants of options and LTPP (TSR) prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock over the most recent historical period equivalent to the expected life of the stock options and LTPP (TSR).

In developing our estimated life assumption of our employees' stock options of 5.5 years, we considered the separation of Keysight and the historical option exercise behavior for our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior. No stock options were granted during the three and six months ended April 30, 2016.

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

All awards granted in 2016 to our senior management employees have a one year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the 3 year average historical stock price volatility of a group of our peer companies and an expected dividend yield to compute the discount. The grants made during 2016 have a discount of 5.5 percent while computing the fair value.

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 22.2 percent and 17.4 percent for the three and six months ended April 30, 2016, respectively. The company’s effective tax rate from continuing operations was 4.2 percent and 11.5 percent for the three and six months ended April 30, 2015, respectively. The income tax expense from continuing operations was $26 million and $45 million for the three and six months ended April 30, 2016, respectively. The income tax expense from continuing operations was $4 million and $24 million for the three and six months ended April 30, 2015, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The income tax provision from continuing operations for the three and six months ended April 30, 2016 included net discrete tax expense of $3 million and tax benefit of $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2016 included a tax expense of $7 million for return-to-provision adjustments associated with the filing of the return in Germany, $5 million of which was determined to be out of period. The remaining discrete items in the quarter include an $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, $2 million tax expense of other miscellaneous return-to-provision adjustments in other foreign jurisdictions and $2 million of miscellaneous other discrete tax expense. The out of period adjustment is a true up of a deferred tax asset related to a net operating loss carryover that was recorded in 2006 using an incorrect income tax rate. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the six months ended April 30, 2016 also included $9 million of tax benefit related primarily to return-to-provision adjustments in Singapore and $2 million of other discrete tax expense items. The out of period adjustment is not considered to be material to current or prior periods.

The income tax provision from continuing operations for the three and six months ended April 30, 2015 included net discrete benefits of $13 million and $16 million, respectively. The net discrete tax benefit for the three months ended April 30, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, and $3 million of other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2015 included $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year and $3 million of other discrete tax expense items.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. The IRS notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax Court's decision in the case. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015 (As Revised)	2016	2015 (As Revised)
	(in millions)
Numerator:
Income from continuing operations	$91	$92	$214	$185
Loss from discontinued operations	—	(5)	—	(35)
Net income	$91	$87	$214	$150
Denominator:
Basic weighted-average shares	326	334	327	335
Potential common shares— stock options and other employee stock plans	2	3	3	2
Diluted weighted-average shares	328	337	330	337

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2016, 2.1 million and 1.7 million options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. For the three and six months ended April 30, 2015, 66,200 and 672,500 options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we exclude from the calculation of diluted earnings per share stock options, ESPP, LTPP and restricted stock awards whose combined exercise price, unamortized fair value and excess tax benefits or shortfalls collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and six months ended April 30, 2016, 2,600 and 3,500 additional shares were excluded from the calculation of diluted earnings per share, respectively. For the three and six months ended April 30, 2015, 1.4 million and 690,200 additional shares were excluded from the calculation of diluted earnings per share, respectively.

7. INVENTORY

	April 30, 2016	October 31, 2015
	(in millions)
Finished goods	$367	$362
Purchased parts and fabricated assemblies	188	179
Inventory	$555	$541

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2016:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2015	$650	$1,234	$482	$2,366
Foreign currency translation impact	5	44	4	53
Goodwill arising from acquisitions	137	—	—	137
Goodwill as of April 30, 2016	$792	$1,278	$486	$2,556

The components of other intangibles as of April 30, 2016 and October 31, 2015 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2015:
Purchased technology	$746	$476	$270
Trademark/Tradename	141	50	91
Customer relationships	230	168	62
Total amortizable intangible assets	1,117	694	423
In-Process R&D	22	—	22
Total	$1,139	$694	$445
As of April 30, 2016:
Purchased technology	840	535	305
Backlog	1	1	—
Trademark/Tradename	154	57	97
Customer relationships	266	200	66
Total amortizable intangible assets	1,261	793	468
In-Process R&D	22	—	22
Total	$1,283	$793	$490

On November 1, 2015, we acquired Seahorse Bioscience, a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics, for $242 million. The acquisition accounting for Seahorse was completed in the second quarter resulting in a $3 million adjustment to decrease goodwill. As a result, we recorded additions to goodwill of $137 million and additions to other intangible assets of $118 million during the six months ended April 30, 2016. During the six months ended April 30, 2016, other intangible assets increased $10 million, due to the impact of foreign exchange translation.

Amortization expense of intangible assets was $40 million and $83 million for the three and six months ended April 30, 2016, respectively. Amortization expense of intangible assets was $38 million and $81 million for the three and six months ended April 30, 2015, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2016 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2016	$69
2017	$113
2018	$83
2019	$59
2020	$48
2021	$36
Thereafter	$60

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 were as follows:

		Fair Value Measurement at April 30, 2016 Using
	April 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,454	$1,454	$—	$—
Derivative instruments (foreign exchange contracts)	3	—	3	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,487	$1,484	$3	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange and interest rate swap contracts)	$13	$—	$13	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$43	$—	$43	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 were as follows:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,411	$1,411	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,450	$1,446	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$40	$—	$40	$—

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive loss within stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2016 and 2015, there were no impairments of long-lived assets held and used. For the three and six months ended April 30, 2016 and 2015, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2016, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at April 30, 2016 was $1 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at April 30, 2016 was $17 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2016 and 2015 was not significant. For the three and six months ended April 30, 2016 and 2015 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

be amortized related to the treasury lock agreements at April 30, 2016 was $2 million.

In February 2016, Agilent executed three forward-starting interest rate swaps for the notional amount of $300 million in connection with future interest payments associated with the planned issuance of debt later this fiscal year. The contract term allows us to lock-in a treasury rate on our anticipated debt issuance. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments will be recognized in accumulated other comprehensive income (loss). For both the three months and six months ended April 30, 2016, a loss of $3 million was recognized in accumulated other comprehensive income (loss). Amounts associated with these cash flow hedges will be reclassified to interest expense in the condensed consolidated statement of operations when the forecasted future interest payments on the debt occur.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2016, was $10 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2016.

There were 62 foreign exchange forward contracts open as of April 30, 2016 and designated as cash flow hedges. There were 158 foreign exchange forward contracts open as of April 30, 2016 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2016 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(31)	$116	$(56)
British Pound	(31)	(4)	(4)
Canadian Dollar	(27)	(2)	(3)
Australian Dollar	3	14	(4)
Malaysian Ringgit	—	(2)	—
Japanese Yen	(65)	21	(1)
American Dollar	—	—	44
Other	(5)	39	(14)
Totals	$(156)	$182	$(38)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2016	October 31, 2015	Balance Sheet Location	April 30, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange forward contracts	$1	$2		$8	$1
Interest rate swap contracts	—	—		3	—
Other current assets	$1	$2	Other accrued liabilities	$11	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$2	Other accrued liabilities	$2	$4
Total derivatives	$3	$4		$13	$5

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(10)	$(2)	$(6)	$8
Gain reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$7	$2	$11
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(3)	$—	$(3)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$5	$(4)	$3	$(17)

The estimated amount of existing net loss at April 30, 2016 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $7 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2016 and 2015, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$6	$6	$5	$4	$—	$1
Interest cost on benefit obligation	4	3	4	6	1	1
Expected return on plan assets	(6)	(7)	(11)	(10)	(1)	(2)
Amortization:
Actuarial losses	—	1	7	6	2	1
Prior service cost	(1)	(1)	—	—	(3)	(3)
Total net plan costs	$3	$2	$5	$6	$(1)	$(2)
Curtailments and settlements	$—

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$12	$12	$9	$8	$—	$2
Interest cost on benefit obligation	7	7	8	12	2	2
Expected return on plan assets	(12)	(14)	(22)	(21)	(3)	(4)
Amortization:
Actuarial losses	2	2	14	13	5	2
Prior service cost	(2)	(2)	—	—	(5)	(6)
Total net plan costs	$7	$5	$9	$12	$(1)	$(4)
Curtailment and settlements	(16)

We contributed zero to our U.S. defined benefit plans during both the three and six months ended April 30, 2016. We contributed $9 million and $13 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2016, respectively.

We contributed $15 million to our U.S. defined benefit plans during both the three and six months ended April 30, 2015. We contributed $6 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2015, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016 and we expect to contribute $12 million to our non-U.S. defined benefit plans during the remainder of 2016.

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

Due to these plan amendments, we recorded a curtailment gain of $15 million in the U.S. Plans during the six months ended April 30, 2016. In addition, we recognized a settlement gain of $1 million related to the U.S. Supplemental Benefits Retirement Plan during the six months ended April 30, 2016.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2016	2015
	(in millions)
Beginning balance as of November 1	$31	$30
Accruals for warranties including change in estimate	33	22
Settlements made during the period	(27)	(24)
Ending balance as of April 30	$37	$28

Accruals for warranties due within one year	$36	$26
Accruals for warranties due after one year	1	2
Ending balance as of April 30	$37	$28

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

13. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of April 30, 2016, the company had borrowings of $235 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2016			October 31, 2015
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$1	$101	$100	$2	$102
2020 Senior Notes	499	17	516	499	19	518
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,596	$18	$1,614	$1,596	$21	$1,617

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. All swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2016 and October 31, 2015 are detailed above.

Other Debt

As of April 30, 2016 and October 31, 2015, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $40 million and $38 million, respectively, aggregate principal, outstanding with a Danish financial institution.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the six months ended April 30, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and six months ended April 30, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.6 million shares for $94 million and 5.1 million shares for $196 million, respectively, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of April 30, 2016, we had remaining authorization to repurchase up to $944 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2016, we paid cash dividends of $0.115 per common share or $37 million and $0.230 per common share or $75 million on the company's common stock. During the three and six months ended April 30, 2015, we paid cash dividends of $0.100 per common share or $33 million and $0.200 per common share or $67 million on the company's common stock.

On May 18, 2016 our board of directors declared a quarterly cash dividend of $0.115 per share of common stock, or approximately $37 million which will be paid on July 27, 2016 to all shareholders of record at close of business on July 5, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2016	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2016	$(245)	$153	$(350)	$4	$(438)

Other comprehensive income (loss) before reclassifications	153	—	—	(13)	140

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	9	(1)	4

Tax (expense) benefit	(8)	1	(3)	5	(5)

Other comprehensive income (loss)	145	(3)	6	(9)	139

As of April 30, 2016	$(100)	$150	$(344)	$(5)	$(299)

Six Months Ended April 30, 2016

As of October 31, 2015	$(189)	$161	$(365)	$2	$(391)

Other comprehensive income (loss) before reclassifications	96	6	6	(9)	99

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(23)	22	(2)	(3)

Tax (expense) benefit	(7)	6	(7)	4	(4)

Other comprehensive income (loss)	89	(11)	21	(7)	92

As of April 30, 2016	$(100)	$150	$(344)	$(5)	$(299)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2016 and 2015 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)				statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Unrealized gains and (losses) on derivatives	$1	$7	$2	$11	Cost of products
	1	7	2	11	Total before income tax
	(1)	(2)	(1)	(3)	Provision for income tax
	—	5	1	8	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(9)	(8)	(22)	(17)
Prior service benefit	4	4	23	8
	(5)	(4)	1	(9)	Total before income tax
	2	1	(2)	1	(Provision) benefit for income tax
	(3)	(3)	(1)	(8)	Total net of income tax

Total reclassifications for the period	$(3)	$2	$—	$—

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
A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

OES") instruments; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Finally, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended April 30, 2016:
Total net revenue	$495	$178	$346	$1,019
Segment income from operations	$94	$27	$74	$195
Three months ended April 30, 2015:
Total net revenue	$473	$169	$321	$963
Segment income from operations	$75	$25	$69	$169

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Six months ended April 30, 2016:
Total net revenue	$1,021	$336	$690	$2,047
Segment income from operations	$208	$42	$150	$400
Six months ended April 30, 2015:
Total net revenue	$1,020	$317	$652	$1,989
Segment income from operations	$182	$26	$137	$345

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(in millions)
Total reportable segments’ income from operations	$195	$169	$400	$345
Acceleration of share-based compensation related to workforce reduction	—	(1)	—	(2)
Transformational initiatives	(10)	(17)	(21)	(29)
Amortization of intangibles	(40)	(38)	(83)	(81)
Acquisition and integration costs	(12)	(1)	(17)	(2)
Business exit and divestiture costs (primarily our NMR business)	(1)	(8)	(6)	(11)
Pension curtailment gain	—	—	16	—
Other	(1)	3	(3)	2
Interest income	3	2	5	4
Interest expense	(18)	(17)	(36)	(33)
Other income (expense), net	1	4	4	16
Income from continuing operations before taxes, as reported	$117	$96	$259	$209

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of April 30, 2016	$1,699	$2,052	$1,062	$4,813
As of October 31, 2015	$1,539	$2,027	$1,008	$4,574

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

In November 2015, we completed the acquisition of Seahorse Bioscience ("Seahorse"), a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics for $242 million in cash. Seahorse's technology enables researchers to better understand cell health, function and signaling, and how the cell may be impacted by the introduction of a specific drug, by providing real-time kinetics to unlock essential cellular bioenergetics data. The financial results of Seahorse have been included within Agilent's consolidated financial statements for the three and six months ended April 30, 2016.

On March 2, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. Agilent’s initial ownership stake was 48 percent and we have also joined the board of Lasergen and signed a collaboration agreement. We have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for an additional consideration of $105 million. Lasergen is a Variable Interest Entity (“VIE”), however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Because Agilent owns preferred stock of Lasergen, we account for this investment under the cost method.
Net revenue of $1,019 million for the three months ended April 30, 2016 increased 6 percent when compared to the same period last year. Net revenue of $2,047 million for the six months ended April 30, 2016 increased 3 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2016 had an unfavorable impact on revenue of approximately 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year.

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2016, increased 5 percent and was flat respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of approximately 1 percentage point and 3 percentage points in the three and six months ended April 30, 2016, respectively. In addition, an unfavorable impact on revenue of approximately 2 percentage points in both the three and six months ended April 30, 2016, was due to the revenue reduction from the NMR business, which we are exiting, divestitures and the exclusion of revenue related to an acquisition, when compared to the same periods last year. For the three and six months ended April 30, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with strong revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was strong revenue growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three and six months ended April 30, 2016, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2016, increased 5 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point and 3 percentage points in the three and six months ended April 30, 2016, respectively. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three and six months ended April 30, 2016.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2016, increased 8 percent and 6 percent respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points and 4 percentage points in the three and six months ended April 30, 2016, respectively. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market as well as in the food and clinical and diagnostics markets in the three and six months ended April 30, 2016 when compared to the same periods last year.

Net income from continuing operations for the three and six months ended April 30, 2016 was $91 million and $214 million, respectively compared to $92 million and $185 million for the corresponding period last year. In the six months ended April 30, 2016, cash generated from operations was $360 million.

For the six months ended April 30, 2016 and 2015, cash dividends of $75 million and $67 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the six months ended April 30, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the six months ended April 30, 2016, upon the completion of our previous repurchase program, we repurchased approximately 5.1 million shares for $196 million, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of April 30, 2016, we had remaining authorization to repurchase $944 million of our common stock under this program

Looking forward, we expect to focus on the growth of operating margin in our businesses by simplifying our operations, differentiating product solutions and improving our customers' experience. In addition, we anticipate returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. The unfavorable effects of changes in foreign currency exchange rates decreased revenue by approximately 3 percentage points in the six months ended April 30, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We anticipate that changes in foreign currency exchange rates will begin to have a favorable impact on our performance for the near future.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 3 percentage points in the six months ended April 30, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)
Net revenue:
Products	$787	$750	$1,582	$1,559	5%	1%
Services and other	232	213	465	430	9%	8%
Total net revenue	$1,019	$963	$2,047	$1,989	6%	3%

Net revenue of $1,019 million for the three months ended April 30, 2016 increased 6 percent when compared to the same period last year. Net revenue of $2,047 million for the six months ended April 30, 2016 increased 3 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2016 had an unfavorable impact on revenue of approximately 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 9 percent and 8 percent in the three and six months ended April 30, 2016 compared to the same periods last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base. Excluding the impact of foreign currency movements, service and other revenue increased in the three and six months ended April 30, 2016 when compared to the same periods last year due to increased instrument service contract renewals, laboratory productivity services and companion diagnostics revenue.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$495	$473	$1,021	$1,020	5%	—
Diagnostics and genomics	178	169	336	317	5%	6%
Agilent Crosslab	346	321	690	652	8%	6%
Total net revenue	$1,019	$963	$2,047	$1,989	6%	3%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2016 increased 5 percent and was flat respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of approximately 1 percentage point and 3 percentage points in the three and six months ended April 30, 2016, respectively. In addition, an unfavorable impact on revenue of approximately 2 percentage points in both the three and six months ended April 30, 2016, was due to the revenue reduction from the NMR business, which we are exiting, divestitures and the exclusion of revenue related to an acquisition, when compared to the same periods last year. For the three and six months ended April 30, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with strong revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was strong revenue growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three and six months ended April 30, 2016, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2016, increased 5 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point and 3 percentage points in the three and six months ended April 30, 2016, respectively. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three and six months ended April 30, 2016.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2016, increased 8 percent and 6 percent respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 2 percentage points and 4 percentage points in the three and six months ended April 30, 2016, respectively. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market as well as in the food and clinical and diagnostics markets in the three and six months ended April 30, 2016 when compared to the same periods last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Total gross margin	52.0%	49.8%	52.1%	49.9%	2 ppts	2 ppts
Operating margin	12.9%	11.1%	14.0%	11.2%	2 ppts	3 ppts

(in millions)
Research and development	$81	$81	$159	$169	—	(6)%
Selling, general and administrative	$318	$292	$622	$602	9%	3%

Total gross margins for the three and six months ended April 30, 2016 increased 2 percentage points in both periods when compared to the same periods last year. In the three and six months ended April 30, 2016 gross margins within our life sciences and applied markets business increased 2 percentage points and 3 percentage points, declined 1 percentage point and improved 1 percentage point in diagnostics and genomics and were flat in both periods in Agilent CrossLab, respectively, when compared to the same periods last year. Increases in total gross margins for the three and six months ended April 30, 2016 were as a result of the impact of an employee pension curtailment gain, the exit from the NMR business, lower costs incurred to address the now lifted FDA warning letter together with lower logistics costs. Total operating margins increased 2 percentage points and 3 percentage points in the three and six months ended April 30, 2016, when compared to the same periods last year. In the three and six months ended April 30, 2016 operating margins within our life sciences and applied markets business increased 3 percentage points in both periods, was flat and improved 4 percentage points in diagnostics and genomics and was flat and increased 1 percent in Agilent CrossLab, respectively, when compared to the same periods last year. In the three months ended April 30, 2016 total operating margins increased primarily due to improvements in gross margins. In the six months ended April 30, 2016 total operating margins increased due to improvements in gross margins plus the impact of an employee pension curtailment gain and reductions in research and development costs.

Research and development expenses was flat and decreased 6 percent in the three and six months ended April 30, 2016, when compared to the same periods last year. R&D expenditures decreased due to savings initiatives, the impact of an employee pension curtailment gain, the impact of foreign currency movements and savings from the exit from the NMR business offset by wage increases and acquisition costs related to the Cartagenia acquisition. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 9 percent and 3 percent for the three and six months ended April 30, 2016 when compared to the same periods last year. Selling, general and administrative expenditure increased due to wage increases, higher variable pay, impact of foreign currency movements and acquisition costs offset by the impact of an employee pension curtailment gain recognized in the first quarter and the decline in NMR expenses due to the exiting of that business.

At April 30, 2016, our headcount was approximately 12,200 as compared to approximately 11,600 at April 30, 2015.

Other income (expense), net

In the three and six months ended April 30, 2016 other income (expense), net includes $3 million and $6 million of income in respect of the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 4-5 years of approximately $12 million per year. In the three and six months ended April 30, 2015 other income (expense), net includes $7 million and $18 million of income, respectively, in respect of the provision of certain IT services together with site service costs to, and lease income from, Keysight.

Income Taxes

The company’s effective tax rate from continuing operations was 22.2 percent and 17.4 percent for the three and six months ended April 30, 2016, respectively. The company’s effective tax rate from continuing operations was 4.2 percent and 11.5 percent for the three and six months ended April 30, 2015, respectively. The income tax expense from continuing operations was $26 million and $45 million for the three and six months ended April 30, 2016, respectively. The income tax expense from continuing operations was $4 million and $24 million for the three and six months ended April 30, 2015, respectively.

The income tax provision from continuing operations for the three and six months ended April 30, 2016 included net discrete tax expense of $3 million and tax benefit of $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2016 included a tax expense of $7 million for return-to-provision adjustments associated with the filing of the return in Germany, $5 million of which was determined to be out of period. The remaining discrete items in the quarter include an $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, $2 million tax expense of other miscellaneous return-to-provision adjustments in other foreign jurisdictions and $2 million of miscellaneous other discrete tax expense. The out of period adjustment is a true up of a deferred tax asset related to a net operating loss carryover that was recorded in 2006 using an incorrect income tax rate. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the six months ended April 30, 2016 also included $9 million of tax benefit related primarily to return-to-provision adjustments in Singapore and $2 million of other discrete tax expense items. The out of period adjustment is not considered to be material to current or prior periods.

The income tax provision from continuing operations for the three and six months ended April 30, 2015 included net discrete benefits of $13 million and $16 million, respectively. The net discrete tax benefit for the three months ended April 30, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, and $3 million of other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2015 included $6 million of tax benefit for the extension, which occurred in the first quarter of 2015, of the U.S. research and development tax credit attributable to the company's prior fiscal year and $3 million of other discrete tax expense items.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in an intercompany cost-sharing arrangement. The IRS notified the U.S. Court of Appeals for the Ninth Circuit on February 19, 2016 of its intent to appeal the Tax Court's decision in the case. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$495	$473	$1,021	$1,020	5%	—

Life sciences and applied markets business revenue for the three and six months ended April 30, 2016 increased 5 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2016, had an unfavorable impact on revenue of 1 percentage point and 3 percentage points, respectively. The impact of acquisitions, divestitures and the NMR business had an unfavorable impact of 2 percentage points in both the three and six months ended April 30, 2016 over the same periods last year. Revenue performance, adjusted for the impact of foreign currency movements, reflected differing performance by geography and end market for the three months ended April 30, 2016. Geographically, revenue declined 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 23 percent in Asia Pacific excluding Japan with a 2 percentage point unfavorable currency impact, declined 9 percent in Europe with a 1 percentage point unfavorable currency impact, and declined 2 percent in Japan with a 2 percentage point favorable currency impact for the three months ended April 30, 2016 compared to the same period last year. For the six months ended April 30, 2016, revenue grew 15 percent in Asia Pacific excluding Japan with a 1 percentage point unfavorable currency impact, but declined 5 percent in the Americas with a 2 percentage point unfavorable currency impact. Europe declined 11 percent with a 5 percentage point unfavorable current impact and Japan declined 4 percent with a neutral currency impact. Performance in the Americas was assisted by revenue growth in the U.S. pharmaceutical market offset by a slowdown in sales to the chemical and energy markets and the impact of the NMR business. Growth in Asia Pacific excluding Japan reflected broad growth in China. European sales were down on weakness in sales to energy and applied markets along with negative impacts from foreign currency movements.
Our life sciences markets continued to see strength in the pharmaceutical and biotechnology markets led by growth in technology refresh deals, new product acceptance, and ongoing demand across the spectrum of specialty, mid and large size pharmaceutical companies. Growth in life science research picked up during the three and six months ended April 30, 2016 with strong demand in China and an uptick in US business driven by stable National Institutes of Health funding. Chemical and energy end-market revenue performance continued to decline in the three months ended April 30, 2016. Macroeconomic factors continue to apply pressure to this segment with reduced investments in oil exploration and production. Food was very strong for the three and six months ended April 30, 2016 within the applied markets with strong sales in the Americas and continued demand in China from government and privatized testing labs. Continued government spending in China for environmental initiatives helped drive market performance in the segment. Our revenue in the forensics market declined due to a tough compare with unusually large GC-MS instrument sales in the same period prior year.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect our sales funnels to continue to strengthen, given a number of significant new product introductions in the next few quarters as we continue to invest in expanding and improving our applications and solutions portfolio. We remain concerned about short term prospects in chemical and energy markets, but are confident in our product portfolio to address customer needs when the market does recover.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months

Gross margin	58.5%	56.1%	58.6%	56.1%	2 ppts	3 ppts
Operating margin	19.0%	15.8%	20.4%	17.8%	3 ppts	3 ppts

(in millions)
Research and development	$48	$48	$96	$98	—	(3)%
Selling, general and administrative	$147	$142	$294	$292	4%	1%

Gross margins for products and services for the three and six months ended April 30, 2016, increased 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. The increase in gross margins was aided by our exiting of our NMR business and improved efficiencies in logistics resulting in lower costs.
Research and development expenses for the three and six months ended April 30, 2016, was flat and decreased 3 percent, respectively, when compared to the same periods last year. The decrease was driven slightly by the favorable impact of currency fluctuation and savings initiatives. The effects of acquisitions and divestitures were largely neutral.
Selling, general and administrative expenses for the three and six months ended April 30, 2016, increased 4 percent and 1 percent, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2016, favorable currency impacts and savings initiatives were offset by wage increases and a slight increase in net acquisition and divestiture related expenses.
Operating margins for products and services for the three and six months ended April 30, 2016, increased 3 percentage points in both periods when compared to the same periods last year. Factors which led to the increase in operating margin over the prior year have been explained in the above discussions.
Income from Operations

Income from operations for the three and six months ended April 30, 2016, increased $19 million and $26 million, respectively, on a corresponding revenue increase of $22 million and $1 million, respectively. Higher revenue and the exit from the NMR business were the main drivers in year over year improvement in income from operations for both the three and six months ended April 30, 2016.

Diagnostics and Genomics

Our diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of three areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Finally, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$178	$169	$336	$317	5%	6%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2016, increased 5 percent and 6 percent, respectively when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2016 had unfavorable currency impact on revenue of 1 percentage point and 3 percentage points, respectively. For the three months ended April 30, 2016 geographically, revenue grew 4 percent in the Americas with a 1 percentage point unfavorable currency impact, 5 percent in Europe with a 1 percentage point unfavorable currency impact, 4 percent in Japan with a 2 percentage point favorable currency impact and 15 percent in Asia Pacific excluding Japan with a 6 percentage point unfavorable currency impact for the three months ended April 30, 2016 when compared to the same period last year. Revenue grew 9 percent in the Americas with a 1 percentage point unfavorable currency impact, 2 percent in Europe with a 5 percentage point unfavorable currency impact, 1 percent in Japan with a 1 percentage point unfavorable currency impact, and 22 percent in Asia Pacific excluding Japan with a 7 percentage point unfavorable foreign currency impact for the six months ended April 30, 2016, when compared to the same period last year. The performance in the Americas and Europe were assisted by positive growth in sales in genomics (particularly target enrichment and arrays), strength in our pathology business, continued market demand in the nucleic acid solutions and good momentum in the companion diagnostic business. Growth in Asia Pacific excluding Japan reflected strong growth in China.
The positive growth in the three months and six months ended April 30, 2016 was led by strength in genomics, particularly in the target enrichment portfolio (due to increasing adoption of next-generation sequencing (NGS) in clinical applications) and aCGH arrays; our pathology business continued its steady revenue growth driven by omnis instruments and continued ramp in our PD-L1 assays and good momentum in our companion diagnostic business. The end markets in diagnostics and clinical research continue to be strong and growing.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue, and omnis instruments and reagents, PD-L1 assays and SureFISH gain traction with our customers in clinical oncology applications. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continued to be strong. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months

Gross margin	54.1%	54.8%	53.4%	52.0%	(1) ppt	1 ppt
Operating margin	15.0%	15.0%	12.5%	8.2%	—	4 ppts

(in millions)
Research and development	$21	$20	$42	$40	6%	4%
Selling, general and administrative	$49	$48	$96	$99	1%	(3)%

Gross margins for products and services for the three and six months ended April 30, 2016, decreased 1 percentage point and increased 1 percentage point, respectively when compared to the same periods last year. The reduction for the three months ended April 30, 2016 was driven by higher royalty expenses, increased resources in our companion diagnostics and services business in anticipation of higher volumes, wage increases and higher variable pay partially offset by lower costs on remediation work related to the now lifted FDA warning letter. The increase for the six months ended April 30, 2016 was driven by higher revenue volumes and lower costs on remediation work related to the now lifted FDA warning letter partially offset by higher royalty expenses, wage increases and higher variable pay.
Research and development expenses for the three and six months ended April 30, 2016, increased 6 percent and 4 percent, respectively when compared to the same periods last year. This increase is mainly due to the addition of our Cartagenia acquisition, wage increases and new R&D programs partially offset by favorable currency movements.
Selling, general and administrative expenses for the three and six months ended April 30, 2016, increased 1 percent and decreased 3 percent, respectively when compared to the same periods last year. The increase for the three months ended April 30, 2016 was driven by wage increases, adding our Cartagenia acquisition and higher variable pay partially offset by favorable currency. The decline for the six months ended April 30, 2016 was mainly due to favorable currency movements and savings initiatives partially offset by acquisition expenses and wage increases.
Operating margins for products and services for the three and six months ended April 30, 2016 was flat and increased 4 percentage points, respectively when compared to the same periods last year. For the three months ended April 30, 2016, favorable currency movement and lower FDA warning letter expenses were offset by higher variable pay and wages. The main reasons for the increase in the six months ended April 30, 2016 were higher revenue volumes, lower costs on remediation work related to the FDA warning letter and business improvement initiatives aimed at reducing costs.

Income from Operations

Income from operations for the three and six months ended April 30, 2016, increased $2 million and $16 million, respectively on a corresponding revenue increase of $9 million and $19 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$346	$321	$690	$652	8%	6%

Agilent CrossLab business revenue for the three and six months ended April 30, 2016 increased 8 percent and 6 percent, respectively when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2016 had an unfavorable currency impact of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Revenue performance was led by increases in remarketed instruments, service contracts, bio-columns and small molecule columns for the three and six months ended April 30, 2016. Revenue grew 9 percent in the Americas with a 1 percentage point unfavorable currency impact, 8 percent in Asia Pacific excluding Japan with a 5 percentage point unfavorable currency impact, 8 percent in Japan with a 3 percentage point favorable currency impact and 6 percent in Europe with a 2 percentage point unfavorable currency impact for the three months ended April 30, 2016 when compared to the same period last year. Revenue grew 6 percent in the Americas with a 3 percentage point unfavorable currency impact, 13 percent in Asia Pacific excluding Japan with a 5 percentage point unfavorable currency impact, 8 percent in Japan with a 1 percentage point unfavorable currency impact and flat in Europe with a 5 percentage point unfavorable currency impact for the six months ended April 30, 2016 when compared to the same period last year.

The pharmaceutical and biotechnology market led all markets in revenue and revenue growth for the three and six months ended April 30, 2016 when compared to the same periods last year. The diagnostic and clinical market as well as the food market provided low double digit revenue growth in the three months ended April 30, 2016. The same diagnostic and clinical market and the food market saw single digit percentage growth for the six months ended April 30, 2016. Revenues from the remaining markets saw single digit percentage growth for the three and six months ended April 30, 2016.

Looking forward, we expect continued strength in the pharmaceutical and biotechnology markets to drive the growth in the near term. In the applied markets, the scientific, operational and economic outcomes that can be gained from our products and services are all the more valuable to customers when they are striving to succeed in a tougher economic environment. The drivers of growth in the short-term will be our commitment to bring innovative solutions to market and our focus on improving customer experience. We also remain committed to fiscal discipline by optimizing gross margins across all our product lines.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2016	2015	2016	2015	Months	Months

Gross margin	49.3%	49.6%	49.7%	49.9%	—	—
Operating margin	21.5%	21.5%	21.8%	21.1%	—	1 ppt

(in millions)
Research and development	$11	$11	$22	$23	—	(3)%
Selling, general and administrative	$85	$79	$170	$164	7%	3%

Gross margins for products and services for the three and six months ended April 30, 2016 was flat in both periods when compared to the same periods last year, with lower hedging gains, an unfavorable currency impact and higher labor costs being equally offset by higher sales volumes and logistical cost reductions.

Research and development expenses for the three and six months ended April 30, 2016, decreased slightly when compared to the same periods last year, primarily due to a favorable currency impact.

Selling, general and administrative expenses for the three and six months ended April 30, 2016, increased 7 percent and 3 percent, respectively, when compared to the same periods last year, primarily due to channel expansion and wage increases somewhat offset by a favorable currency impact.

Operating margins for products and services was flat for the three months ended April 30, 2016, and 1 percentage point higher for the six months ended April 30, 2016 when compared to the same periods last year. Higher sales volume was offset by the lower hedging gains, the unfavorable currency impact and wage increases.

Income from Operations

Income from operations for the three and six months ended April 30, 2016, increased $5 million and $13 million, respectively on a corresponding revenue increase of $25 million and $38 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2016 consisted of cash and cash equivalents of $2,139 million as compared to $2,003 million as of October 31, 2015.

As of April 30, 2016, approximately $1,960 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $360 million for the six months ended April 30, 2016 compared to cash inflow of $163 million for the same period in 2015. In the six months ended April 30, 2016, we paid approximately $47 million under our variable and incentive pay programs, as compared to a total of $39 million paid out during the same period of 2015. Net cash paid for income taxes was approximately $21 million and $79 million in the six months ended April 30, 2016 and 2015, respectively. The cash paid for income taxes in the six months ended April 30, 2015 was due to tax payments related to the Keysight separation. For the six months ended April 30, 2016 and 2015, other assets and liabilities used cash of $15 million and $129 million, respectively. The usage of cash in the six months ended April 30, 2016 in other assets and liabilities was largely related to the payment of income taxes. The usage of cash in the six months ended April 30, 2015 in other assets and liabilities was largely the result of contributions to defined benefit plans, changes in interest and restructuring accruals, income tax liabilities and transaction tax assets and liabilities.

In the six months ended April 30, 2016, accounts receivable provided cash of $19 million compared to cash provided by $16 million for the same period in 2015.  Days’ sales outstanding decreased to 53 days as of April 30, 2016 from 54 days compared to a year ago. Accounts payable used cash of $53 million for the six months ended April 30, 2016 compared to cash used of $35 million in the same period in 2015. We made early payments of $17 million related to our implementation of our new enterprise resource planning system in the six months ended April 30, 2016. Cash used for inventory was $13 million for the six months ended April 30, 2016 compared to cash used of $18 million for the same period in 2015. Inventory days on-hand decreased to 102 days as of April 30, 2016 compared to 104 days as of the end of the same period last year.

We contributed approximately $13 million and $26 million to our defined benefit plans in the six months ended April 30, 2016 and 2015, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $12 million to our defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $136 million for the six months ended April 30, 2016 as compared to net cash used in investing activities of $38 million. Investments in property, plant and equipment were $63 million for the six months ended April 30, 2016 compared to $52 million in the same period of 2015. We expect that total capital expenditures for the current year will be approximately $140 million. In the six months ended April 30, 2016, we acquired Seahourse Bioscience for $235 million, net of cash acquired, compared to zero outlay in the same period last year. There was an $80 million payment for the purchase of a cost method investment in Lasergen for the six months ended April 30, 2016. Loans to equity method investment was $3 million in the six months ended April 30, 2016 compared to zero outlay in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2016 was $102 million compared to cash used of $929 million for the same period of 2015. The decrease in cash used was largely due to the net cash transferred to Keysight in the six months ended April 30, 2015 offset by our draw down of proceeds from the revolving credit facility.

Treasury stock repurchases

 On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the six months ended April 30, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the six months ended April 30, 2015, we repurchased 4 million shares for $168 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the six months ended April 30, 2016, upon the completion of our previous repurchase program, we repurchased approximately 5.1 million shares for $196 million, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of April 30, 2016, we had remaining authorization to repurchase up to $944 million of our common stock under this program.

Dividends

During the six months ended April 30, 2016, we paid cash dividends of $0.230 per common share or $75 million on the company's common stock. During the six months ended April 30, 2015, we paid cash dividends of $0.200 per common share or $67 million on the company's common stock.

On May 18, 2016 our board of directors declared a quarterly cash dividend of $0.115 per share of common stock, or approximately $37 million which will be paid on July 27, 2016 to all shareholders of record at close of business on July 5, 2016.
The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of April 30, 2016, the company had borrowings of $235 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2016.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the three months ended April 30, 2016 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Other

There were no substantial changes from our 2015 Annual Report on Form 10-K, to our contractual commitments in the first six months of fiscal 2016. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $269 million and $227 million related to uncertain tax positions of continuing operations as of April 30, 2016 and October 31, 2015, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 55 percent and 56 percent of our revenues were generated in U.S. dollars during the six months ended April 30, 2016 and 2015, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 3 percentage points in the six months ended April 30, 2016. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2016, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

We are also exposed to interest rate risk related to our forward starting interest rate swaps in connection with future interest payments associated with the planned issuance of debt later this fiscal year. If interest rates decrease below the interest rate swap rate on the receive variable/pay fixed contract then losses would accumulate in other comprehensive income (loss). Conversely if interest rates increase above the interest rate swap rate on the receive variable/pay fixed contract then gains would accumulate in other comprehensive income (loss). A 10 percent adverse movement in interest rates would decrease the fair value of the swap arrangement by approximately $1 million. Amounts accumulated in other comprehensive income (loss) will be reclassified to interest expense when the forecasted future interest payments on debt occur.

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

Although significant progress has been made through April 30, 2016, these enhanced controls have not yet operated for a sufficient period of time to conclude they are operating effectively, therefore the material weakness continues to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have seen a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional expenses.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenues and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 3 percentage points in the six months ended April 30, 2016. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, although the majority of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. However, for expenses beyond that twelve month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third party financial institutions as counterparties. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of the counterparties to perform under hedging contracts.

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

Our acquisitions, strategic investments and alliances, joint ventures, exiting of businesses and divestitures may result in financial results that are different than expected.

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Transactions such as acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values. In addition, acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and the retention of key customers.

The integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Agilent products. In exiting a business, we may still retain liabilities associated with the support and warranty of those businesses. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part III, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, management has concluded that, because of a material weakness in accounting for income taxes, our disclosure controls and procedures were not effective as of October 31, 2015. The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

A number of our products are subject to regulation by the FDA and certain similar foreign regulatory agencies. In addition, a number of our products may be in the future subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters, adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Some of our products are subject to particularly complex regulations such as regulations of toxic substances and failure to comply with such regulations could harm our business.

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

We have significant retirement and post retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain, including logistics services, may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

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

Environmental contamination from past operations could subject us to unreimbursed costs and could harm on-site operations and the future use and value of the properties involved, and environmental contamination caused by ongoing operations could subject us to substantial liabilities in the future.

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

In August 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which went into effect for calendar year 2013 and requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. The rules could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional income tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to income taxes in both the U.S. and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations from time to time. Any changes in corporate income tax laws relating to transfer pricing or repatriation of capital, any changes in the interpretation of existing tax laws and regulations, or any implementation of tax laws relating to proposals to curb base erosion and profit shifting or proposals for fundamental U.S. and foreign corporate tax reform, could lead to increases in overall tax liability, which could materially impact our effective tax rate and have a significant adverse impact on our results of operations. We are also subject to ongoing tax examinations of our tax returns by the U.S. Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require a high degree of judgment and estimation. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $40 million secured mortgage. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions. As of April 30, 2016, we had borrowings of $235 million outstanding under the facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•
requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures, acquisitions, stock repurchases and dividends; and

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

As of April 30, 2016, we had cash and cash equivalents of approximately $2.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2016.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
Feb. 1, 2016 through Feb. 29, 2016	2,607,842	$36.03	2,607,842	$944
Mar. 1, 2016 through Mar. 31, 2016	—	$—	—	$944
Apr. 1, 2016 through Apr. 30, 2016	—	$—	—	$944
Total	2,607,842	$36.03	2,607,842

(1)
On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended April 30, 2016, we repurchased approximately 2.6 million shares for $94 million under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of April 30, 2016, we had remaining authorization to repurchase up to $944 million of our common stock under this program.

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

Dated:	June 6, 2016	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 6, 2016	By:	/s/ Rodney Gonsalves
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