Form 10-Q
period 2016-07-31
AGILENT TECHNOLOGIES INC
filed 2016-09-07
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2016
COMMON STOCK, $0.01 PAR VALUE	324,384,755

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
Net revenue:
Products	$798	$787	$2,380	$2,346
Services and other	246	227	711	657
Total net revenue	1,044	1,014	3,091	3,003
Costs and expenses:
Cost of products	362	373	1,084	1,122
Cost of services and other	140	128	398	375
Total costs	502	501	1,482	1,497
Research and development	86	79	245	248
Selling, general and administrative	310	290	932	892
Total costs and expenses	898	870	2,659	2,637
Income from operations	146	144	432	366
Interest income	3	2	8	6
Interest expense	(17)	(17)	(53)	(50)
Other income (expense), net	2	(1)	6	15
Income from continuing operations before taxes	134	128	393	337
Provision for income taxes	10	15	57	39
Income from continuing operations	124	113	336	298
Loss from discontinued operations, net of tax benefit of $0, $0, $0 and $(2)	—	(2)	—	(37)
Net income	$124	$111	$336	$261

Net income per share - basic:
Income from continuing operations	$0.38	$0.34	$1.03	$0.89
Loss from discontinued operations	—	(0.01)	—	(0.11)
Net income per share - basic	$0.38	$0.33	$1.03	$0.78

Net income per share - diluted:
Income from continuing operations	$0.38	$0.34	$1.02	$0.89
Loss from discontinued operations	—	(0.01)	—	(0.11)
Net income per share - diluted	$0.38	$0.33	$1.02	$0.78

Weighted average shares used in computing net income per share:
Basic	325	332	326	334
Diluted	328	334	329	336

Cash dividends declared per common share	$0.115	$0.100	$0.345	$0.300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)

Net income	$124	$111	$336	$261
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(4), $2, $(7) and $4	(5)	1	(11)	7
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $1, $(2), $0 and $(5)	1	(1)	—	(9)
Foreign currency translation, net of tax expense (benefit) of $(3), $(1), $4 and $(8)	(48)	(66)	41	(337)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2, $2, $9 and $6	8	7	29	17
Change in net prior service benefit, net of tax benefit of $(1), $(1), $(7) and $(4)	(2)	(3)	(13)	(8)
Other comprehensive income (loss)	(46)	(62)	46	(330)
Total comprehensive income (loss)	$78	$49	$382	$(69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,199	$2,003
Short-term restricted cash and cash equivalents	—	242
Accounts receivable, net	590	606
Inventory	543	541
Other current assets	198	294
Total current assets	3,530	3,686
Property, plant and equipment, net	623	604
Goodwill	2,525	2,366
Other intangible assets, net	442	445
Long-term investments	155	86
Other assets	459	292
Total assets	$7,734	$7,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$261	$279
Employee compensation and benefits	209	221
Deferred revenue	279	258
Short-term debt	235	—
Other accrued liabilities	167	218
Total current liabilities	1,151	976
Long-term debt	1,652	1,655
Retirement and post-retirement benefits	229	264
Other long-term liabilities	356	414
Total liabilities	3,388	3,309
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 613 million shares at July 31, 2016 and 611 million shares at October 31, 2015 issued	6	6
Treasury stock at cost; 289 million shares at July 31, 2016 and 279 million shares at October 31, 2015	(10,462)	(10,074)
Additional paid-in-capital	9,144	9,045
Retained earnings	6,000	5,581
Accumulated other comprehensive loss	(345)	(391)
Total stockholders' equity	4,343	4,167
Non-controlling interest	3	3
Total equity	4,346	4,170
Total liabilities and equity	$7,734	$7,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015 (As Revised and Adjusted)
Cash flows from operating activities:
Net income	$336	$261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190	193
Share-based compensation	47	43
Deferred taxes	34	(16)
Excess and obsolete inventory related charges	16	20
Other non-cash expense, net	16	13
Changes in assets and liabilities:
Accounts receivable	19	1
Inventory	(11)	(18)
Accounts payable	(27)	(47)
Employee compensation and benefits	(14)	(27)
Other assets and liabilities	(47)	(152)
Net cash provided by operating activities	559	271

Cash flows from investing activities:
Investments in property, plant and equipment	(87)	(71)
Proceeds from sale of property, plant and equipment	—	11
Payment to acquire equity method investment	—	(1)
Loan to equity method investment	(3)	—
Payment to acquire cost method investment	(80)	—
Payment in exchange for convertible note	(1)	(2)
Change in restricted cash and cash equivalents, net	245	1
Proceeds from sale of investment securities	1	—
Proceeds from divestitures	—	3
Acquisitions of businesses and intangible assets, net of cash acquired	(235)	(66)
Net cash used in investing activities	(160)	(125)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	59	57
Cash paid to tax authorities for withheld shares from employees	(6)	(12)
Payment of dividends	(112)	(100)
Net transfer of cash and cash equivalents to Keysight	—	(734)
Proceeds from revolving credit facility	255	—
Repayment of revolving credit facility	(20)	—
Treasury stock repurchases	(388)	(267)
Net cash used in financing activities	(212)	(1,056)

Effect of exchange rate movements	9	(43)

Net increase (decrease) in cash and cash equivalents	196	(953)

Change in cash and cash equivalents related to discontinued operations	—	810

Cash and cash equivalents at beginning of period	2,003	2,218
Cash and cash equivalents at end of period	$2,199	$2,075

Supplemental cash flow information:
Income tax payments, net	$54	$121
Interest payments	$66	$64

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2016 and 2015 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2016 and October 31, 2015, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2016 and 2015, condensed consolidated statement of operations for the three and nine months ended July 31, 2016 and 2015, and condensed consolidated statement of cash flows for the nine months ended July 31, 2016 and 2015.

Revision of Services and Other and Product Net Revenues and related Cost of Sales.   In 2015, we revised amounts shown in our condensed consolidated statement of operations to more accurately reflect the character of items delivered to customers.   Our diagnostic and genomics segment identified a stream of service revenues that had been presented as product revenue in the prior year.  We have now revised prior year's presentation to show the revenue within services and other.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three and nine months ended July 31, 2015 services and other revenue increased $11 million and $26 million and services and other cost of sales increased $7 million and $18 million with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2016 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of July 31, 2016, the carrying value of our investments in VIE’s was $101 million with a maximum exposure of $108 million which includes our loans to our investments. The investments are included on the long term investments line of the condensed consolidated balance sheet.

During the nine months ended July 31, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. Agilent’s initial ownership stake was 48 percent and we have also joined the board of Lasergen and signed a collaboration agreement.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for additional consideration of $105 million. Lasergen is a VIE, however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Because of the nature of the preferred stock of Lasergen that we own, we account for this investment under the cost method. As of July 31, 2016, both the carrying value and maximum exposure of the Lasergen investment was $80 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments.
Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $102 million and $30 million as of July 31, 2016 and October 31, 2015, respectively. The change in the excess of fair value over carrying value in the nine months ended July 31, 2016 is due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2015, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2015. Based on the results of our testing, the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three and nine months ended July 31, 2016 and 2015.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2015. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the three and nine months ended July 31, 2016, we recorded an impairment of $4 million due to the announced cancellation of a certain IPR&D project. There were no impairments in the three and nine months ended July 31, 2015.

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

For the three and nine months ended July 31, 2016, we are presenting comparative fiscal 2015 quarterly information. The fiscal 2015 results for the three and nine months ended July 31, 2015 have been revised to reflect the quarterly impact of the out of period adjustments described above. For the three months ended July 31, 2015 the following out of period adjustments were included in the as-reported column in the revision adjustment table and have been removed in the adjustments column: $8 million of tax expense related to the correction of the U.S. deferred tax liability for unremitted earnings of foreign subsidiaries. In addition to the aforementioned, for the nine months ended July 31, 2015, the following out of period adjustments were included in the as-reported column in the revision adjustment table and have been removed in the adjustments column: $4 million of tax expense related to the increase of foreign deferred tax liabilities for a prior year, $13 million of tax benefit from the reduction in deferred tax liabilities due to tax rate changes in Denmark occurring in a prior year and $4 million of tax expense attributable to an error discovered on a prior year U.S. tax return.

	Three Months Ended July 31, 2015
	As Reported	Adjustments	As Revised
	(in millions, except per share data)
Income from continuing operations before taxes	$128		$128
Provision for income taxes	23	(8)	15
Income from continuing operations	105		113
Loss from discontinued operations, net of tax benefit of $0 million	(2)		(2)
Net Income	$103	$8	$111

Net income per share - basic
Income from continuing operations	$0.32		$0.34
Loss from discontinued operations	(0.01)		(0.01)
Net income per share - basic	$0.31		$0.33

Net income per share - diluted
Income from continuing operations	$0.31		$0.34
Loss from discontinued operations	—		(0.01)
Net income per share - diluted	$0.31		$0.33

Total comprehensive income	$41	$8	$49

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Nine Months Ended July 31, 2015
	As Reported	Adjustments	As Revised
	(in millions, except per share data)
Income from continuing operations before taxes	$337		$337
Provision for income taxes	42	(3)	39
Income from continuing operations	295		298
Loss from discontinued operations, net of tax benefit of $(2)	(37)		(37)
Net Income	$258	$3	$261

Net income per share - basic
Income from continuing operations	$0.88		$0.89
Loss from discontinued operations	(0.11)		(0.11)
Net income per share - basic	$0.77		$0.78

Net income per share - diluted
Income from continuing operations	$0.88		$0.89
Loss from discontinued operations	(0.11)		(0.11)
Net income per share - diluted	$0.77		$0.78

Total comprehensive loss	$(72)	$3	$(69)

The adjustments resulted in the following revisions to our condensed consolidated statement of cash flow.

	Nine Months Ended July 31, 2015
	As Reported	Adjustments	As Revised (1)
	(in millions)
Net income	$258	$3	$261
Deferred taxes	$(15)	$(1)	$(16)
Changes in assets and liabilities:
Other assets and liabilities	$(162)	$(2)	$(164)
Net cash provided by operating activities	$254	$—	$254
___________________________________
(1) The presentation above of certain amounts from the consolidated statement of cash flow for the nine months ended July 31, 2015 does not include the adjustments related to the early adoption of new guidance which have also been made in the third quarter of fiscal year 2016. See Note 3 "New Accounting Pronouncements" for additional information.

 3. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 except for the following:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued amendments that change the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The amendments also remove the requirement to delay the recognition of an excess tax benefit until it reduces current taxes payable. Under the new guidance the benefit will be recorded when it arises with a cumulative effect adjustment to opening retained earnings for previously unrecognized benefits. The new guidance is effective for us beginning November 1, 2017, with early adoption permitted.

We elected to early adopt the new guidance in the third quarter of fiscal year 2016, on a retrospective basis, which requires us to reflect any adjustments as of November 1, 2015, the beginning of the annual period that includes the interim period of adoption. The impact of adoption on previously reported quarterly results was the recognition of tax shortfalls of $2 million in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

our provision for income taxes for the first quarter of fiscal year 2016. Additional amendments to the accounting for income taxes on previously reported quarterly results was the recognition of the windfall tax benefits as a cumulative effect adjustment to opening retained earnings of $195 million together with an increase in deferred tax assets included in other assets of $97 million, an increase in additional paid in capital of $4 million, a reduction in other accrued liabilities of $1 million and a decrease of $99 million in other long term liabilities. There was no impact from minimum statutory withholding tax requirements to retained earnings as of November 1, 2015. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The adoption of the new guidance did not have a significant impact on the calculation of diluted weighted average shares. The impact of the adoption on our previously reported quarterly results for fiscal year 2016 follows:

	Three Months Ended January 31, 2016		Six Months Ended April 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions, except per share amounts)
Condensed Consolidated Statement of Operations:
Provision for income taxes	$19	$21	$45	$47
Net income	$123	$121	$214	$212
Net income per share - Basic	$0.37	$0.37	$0.65	$0.65
Net income per share - Diluted	$0.37	$0.36	$0.65	$0.64
Weighted average shares used in computing net income per share - Diluted	332	332	330	330

We elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $1 million and $6 million for the three and nine months ended July 31, 2016, respectively. The presentation requirements for cash flows also impacted our previously reported quarterly condensed consolidated statement of cash flows for fiscal years 2016 and 2015 as follows:

	Three Months Ended January 31, 2016		Six Months Ended April 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions)
Condensed Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$104	$111	$360	$365
Net cash used in financing activities	$(132)	$(139)	$(102)	$(107)

	Three Months Ended January 31, 2015		Six Months Ended April 30, 2015		Nine Months Ended July 31, 2015
	As Reported	As Adjusted	As Reported	As Adjusted	As Revised(1)	As Adjusted
	(in millions)
Condensed Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities	$(20)	$(9)	$163	$175	$254	$271
Net cash used in financing activities	$(828)	$(839)	$(929)	$(941)	$(1,039)	$(1,056)
(1) See Note 2, "Revision of Prior Period Financial Statements" for additional information.

	January 31, 2016		April 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(in millions)
Condensed Consolidated Balance Sheet:
Other assets	$242	$353	$339	$436
Other accrued liabilities	$169	$168	$188	$187
Other long-term liabilities	$412	$329	$446	$347
Additional paid-in-capital	$9,085	$9,087	$9,103	$9,107
Retained earnings	$5,666	$5,859	$5,720	$5,913

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning November 1, 2018 and interim periods in the following year. Early adoption is permitted. If we decide to early adopt the amendments, we will be required to adopt all of the amendments in the same period. We are evaluating the potential impact of the amendments on our consolidated statement of cash flows and disclosures.

In March 2016, the FASB issued amendments to simplify the transition to the equity method of accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for us beginning November 1, 2017 and interim periods in the following year. We are evaluating the potential impact of this amendment on our consolidated financial statements.

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

In November 2015, the FASB issued guidance to simplify accounting for deferred taxes.  Beginning on November 1, 2017 and including the interim periods following that date, we will be required to present all deferred tax balances as non-current.  Existing GAAP guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes.  Early adoption of this guidance is permitted and may be applied either prospectively or retrospectively to all periods presented. We adopted this guidance at the end of the period ended April 30, 2016 prospectively and therefore, the July 31, 2016 condensed consolidated balance sheet reflects the new disclosure requirements but prior periods have not been adjusted.

In May 2014, the FASB issued amendments to the accounting guidance related to revenue recognition. The objective of the amendments was to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB clarified certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB provided additional guidance related to disclosure of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The amendments are effective for us beginning November 1, 2018. Early adoption is permitted for us beginning November 1, 2017.  The company is currently assessing the potential impact of these amendments on our consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Cost of products and services	$2	$2	$11	$9
Research and development	1	1	4	4
Selling, general and administrative	8	7	33	31
Total share-based compensation expense	$11	$10	$48	$44

At July 31, 2016 and October 31, 2015, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of the options and LTPP grants.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	—	—	1.7%
Dividend yield	—	—	—	1%
Weighted average volatility	—	—	—	28%
Expected life	—	—	—	5.5yrs
LTPP:
Volatility of Agilent shares	24%	25%	24%	25%
Volatility of selected peer-company shares	14%-50%	12%-57%	14%-50%	12%-57%
Price-wise correlation with selected peers	35%	37%	35%	37%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

historical volatility prior to the separation of Keysight is no longer relevant to use.   For the grants of options and LTPP (TSR) prior to November 1, 2014, the expected stock price volatility assumption was determined using the historical volatility of Agilent’s stock over the most recent historical period equivalent to the expected life of the stock options and LTPP (TSR).

In developing our estimated life assumption of our employees' stock options of 5.5 years, we considered the separation of Keysight and the historical option exercise behavior for our executive employees who were granted the majority of the options in the annual grants made which we believe is representative of future behavior. No stock options were granted during the three and nine months ended July 31, 2016.

The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the price at purchase and uses the purchase date to establish the fair market value.

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

In the third quarter of fiscal year 2016, the company elected to early adopt new guidance that changes the accounting for certain aspects of share-based payments to employees. For additional details related to the new guidance see Note 3, "New Accounting Pronouncements."

5.     INCOME TAXES

The company’s effective tax rate from continuing operations was 7.5 percent and 14.5 percent for the three and nine months ended July 31, 2016, respectively. The company’s effective tax rate from continuing operations was 11.7 percent and 11.6 percent for the three and nine months ended July 31, 2015, respectively. The income tax expense from continuing operations was $10 million and $57 million for the three and nine months ended July 31, 2016, respectively. The income tax expense from continuing operations was $15 million and $39 million for the three and nine months ended July 31, 2015, respectively.

The income tax provision from continuing operations for the three and nine months ended July 31, 2016 included net discrete tax benefits of $6 million and $9 million, respectively.  The net discrete tax benefit for the three months ended July 31, 2016, included an out-of-period correcting tax benefit of $11 million associated with a true-up of deferred tax liability for unremitted foreign earnings that should have been recorded in the third quarter of fiscal year 2015 and $5 million net expense related to other discrete items.  In addition to the aforementioned, the net discrete tax benefit for the nine months ended July 31, 2016, included $5 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year, $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan, $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, and a net $4 million of other discrete tax expense primarily related to return-to-provision true-ups, including an out-of-period adjustment recorded in the second quarter of fiscal year 2016 of $5 million of expense in Germany. The out-of-period corrections were determined to be immaterial to the previously issued and current period financial statements.

The income tax provision from continuing operations for the three and nine months ended July 31, 2015 included net discrete expense of $1 million and benefit of $15 million, respectively. The net discrete tax expense for the three months ended July 31, 2015 included $1 million of tax expense related primarily to interest accruals for uncertain tax positions. In addition to the aforementioned, the net discrete tax benefit for the nine months ended July 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $6 million of other discrete tax expense primarily related to the accrual of interest expense associated with uncertain tax positions and return to provision adjustments.

In the third quarter of fiscal 2016, the company elected to early adopt Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employees Share-Based Payment Accounting”. For details related to the adoption of this new accounting standard update see Note 3, “New Accounting Pronouncements”.  In the three and nine months ended July 31, 2016 we recorded $3 million and $1 million of tax benefit, respectively, in respect of share based awards.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015 (As Revised)	2016	2015 (As Revised)
	(in millions)
Numerator:
Income from continuing operations	$124	$113	$336	$298
Loss from discontinued operations	—	(2)	—	(37)
Net income	$124	$111	$336	$261
Denominator:
Basic weighted-average shares	325	332	326	334
Potential common shares— stock options and other employee stock plans	3	2	3	2
Diluted weighted-average shares	328	334	329	336

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2016, zero and 1.1 million options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. For the three and nine months ended July 31, 2015, 1.2 million and 856,900 options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we exclude from the calculation of diluted earnings per share stock options, ESPP, LTPP and restricted stock awards whose combined exercise price and unamortized fair value were greater than the average

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

market price of our common stock because their effect would also be anti-dilutive.  For the three and nine months ended July 31, 2016, zero and 306,100 additional shares were excluded from the calculation of diluted earnings per share, respectively. For the three and nine months ended July 31, 2015, 80,900 and 487,100 additional shares were excluded from the calculation of diluted earnings per share, respectively.

7. INVENTORY

	July 31, 2016	October 31, 2015
	(in millions)
Finished goods	$351	$362
Purchased parts and fabricated assemblies	192	179
Inventory	$543	$541

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2016:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2015	$650	$1,234	$482	$2,366
Foreign currency translation impact	5	14	3	22
Goodwill arising from acquisitions	137	—	—	137
Goodwill as of July 31, 2016:	$792	$1,248	$485	$2,525

The components of other intangibles as of July 31, 2016 and October 31, 2015 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2015:
Purchased technology	$746	$476	$270
Trademark/Tradename	141	50	91
Customer relationships	230	168	62
Total amortizable intangible assets	1,117	694	423
In-Process R&D	22	—	22
Total	$1,139	$694	$445
As of July 31, 2016:
Purchased technology	$830	$553	$277
Backlog	1	1	—
Trademark/Tradename	151	59	92
Customer relationships	263	208	55
Total amortizable intangible assets	1,245	821	424
In-Process R&D	18	—	18
Total	$1,263	$821	$442

On November 1, 2015, we acquired Seahorse Bioscience, a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics, for $242 million. As a result, we recorded additions to goodwill of $137 million and additions to other intangible assets of $118 million during the nine months ended July 31, 2016. During the nine months ended July 31, 2016, other intangible assets increased $3 million, due to the impact of foreign exchange translation.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In the three and nine months ended July 31, 2016, we recorded $4 million of impairments of other intangible assets related to the cancellation of an in-process research and development project. In the three and nine months ended July 31, 2015, there were no impairments of other intangible assets.

Amortization expense of intangible assets was $37 million and $120 million for the three and nine months ended July 31, 2016, respectively. Amortization expense of intangible assets was $38 million and $119 million for the three and nine months ended July 31, 2015, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2016 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2016	$32
2017	$112
2018	$82
2019	$58
2020	$48
2021	$35
Thereafter	$57

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2016 were as follows:

		Fair Value Measurement at July 31, 2016 Using
	July 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,398	$1,398	$—	$—
Derivative instruments (foreign exchange contracts)	5	—	5	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,434	$1,429	$5	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange and interest rate swap contracts)	$22	$—	$22	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$53	$—	$53	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 were as follows:

		Fair Value Measurement at October 31, 2015 Using
	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,411	$1,411	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	35	35	—	—
Total assets measured at fair value	$1,450	$1,446	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	35	—	35	—
Total liabilities measured at fair value	$40	$—	$40	$—

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

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2016, long-lived assets held and used relating to IPR&D projects with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which was included in net income. For the three and nine months ended July 31, 2015, there were no impairments of long-lived assets held and used. For the three and nine months ended July 31, 2016 and 2015, there were no impairments of long-lived assets held for sale.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of July 31, 2016, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at July 31, 2016 was $1 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at July 31, 2016 was $16 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2016 and 2015 was not significant. For the three and nine months ended July 31, 2016 and 2015 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at July 31, 2016 was $2 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments associated with the planned issuance of debt in the form of senior notes later this fiscal year. The contract term allows us to hedge the interest rate risk and lock-in a benchmark rate on our anticipated debt issuance. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in fair value of these derivative instruments will be recognized in accumulated other comprehensive income (loss). If the benchmark interest rates increase between the date of entry into the swap arrangement and termination, then  the fair value of the swap increases. Conversely if benchmark interest rates decrease between the date of entry into the swap arrangement and termination, then the fair value of the swap decreases. For the three and nine months ended July 31, 2016, the change in fair value of the swap was classified as a loss in accumulated other comprehensive income (loss) of $11 million and $14 million, respectively. Amounts associated with these cash flow hedges will be reclassified to interest expense in the condensed consolidated statement of operations when the forecasted future interest payments on the senior notes occur. The coupon (interest rate payable) of the senior notes at issue will be comprised of the benchmark interest rate (which has been fixed by the swap) and the yield spread.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2016, was $19 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 73 foreign exchange forward contracts open as of July 31, 2016 and designated as cash flow hedges. There were 156 foreign exchange forward contracts open as of July 31, 2016 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2016 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts DKK
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(46)	$105	$(64)
British Pound	(34)	—	(4)
Canadian Dollar	(26)	—	(2)
Australian Dollar	4	12	(4)
Malaysian Ringgit	—	(2)	—
Japanese Yen	(75)	21	(3)
American Dollar	—	—	50
Other	(6)	31	(15)
Totals	$(183)	$167	$(42)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2016 and October 31, 2015 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2016	October 31, 2015	Balance Sheet Location	July 31, 2016	October 31, 2015
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange forward contracts	$3	$2		$7	$1
Interest rate swap contracts	—	—		14	—
Other current assets	$3	$2	Other accrued liabilities	$21	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$2	Other accrued liabilities	$1	$4
Total derivatives	$5	$4		$22	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2	$3	$(4)	$11
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(2)	$3	$—	$14
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(11)	$—	$(14)	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(2)	$(3)	$3	$(20)

The estimated amount of existing net loss at July 31, 2016 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2016 and 2015, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$—	$6	$5	$4	$—	$1
Interest cost on benefit obligation	4	3	4	6	1	1
Expected return on plan assets	(6)	(7)	(11)	(10)	(2)	(2)
Amortization:
Actuarial losses	—	2	7	6	3	1
Prior service cost	—	(1)	—	—	(3)	(3)
Total net plan costs	$(2)	$3	$5	$6	$(1)	$(2)
Curtailments and settlements	$—

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost—benefits earned during the period	$12	$18	$14	$12	$—	$3
Interest cost on benefit obligation	11	10	12	18	3	3
Expected return on plan assets	(18)	(21)	(33)	(31)	(5)	(6)
Amortization:
Actuarial losses	2	4	21	19	8	3
Prior service cost	(2)	(3)	—	—	(8)	(9)
Total net plan costs	$5	$8	$14	$18	$(2)	$(6)
Curtailment and settlements	$(16)

We made no contribution to our U.S. defined benefit plans during both the three and nine months ended July 31, 2016. We contributed $6 million and $19 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2016, respectively.

We made no contribution to our U.S. defined benefit plans during the three months ended July 31, 2015. We contributed $15 million to our U.S. defined benefit plans during the nine months ended July 31, 2015. We contributed $9 million and $20 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2015, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2016 and we expect to contribute $6 million to our non-U.S. defined benefit plans during the remainder of 2016.

Plan Amendments. During the three months ended January 31, 2016, we made changes to our U.S. Retirement Plan and Supplemental Benefits Retirement Plan ("U.S. Plans"). Effective April 30, 2016, benefit accruals under the U.S. Plans were frozen.  Any pension benefit earned in the U.S. Plans through April 30, 2016 remained fully vested, and there were no additional benefit accruals after April 30, 2016.  In addition, active employees who have not met the eligibility requirement for the Retiree Medical Account (RMA) under the U.S. Post Retirement Benefit Plan - 55 years old with at least 15 years of Agilent service - as of April 30, 2016 - will only be eligible for 50 percent of the current RMA reimbursement amount upon retirement.

Due to these plan amendments, we recorded a curtailment gain of $15 million in the U.S. Plans during the nine months ended July 31, 2016. In addition, we recognized a settlement gain of $1 million related to the U.S. Supplemental Benefits Retirement Plan during the nine months ended July 31, 2016.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2016	2015
	(in millions)
Beginning balance as of November 1	$31	$30
Accruals for warranties including change in estimate	41	38
Settlements made during the period	(36)	(39)
Ending balance as of July 31,	$36	$29

Accruals for warranties due within one year	$35	$27
Accruals for warranties due after one year	1	2
Ending balance as of July 31,	$36	$29

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

13. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of July 31, 2016, the company had borrowings of $235 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2016			October 31, 2015
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$100	$1	$101	$100	$2	$102
2020 Senior Notes	499	16	515	499	19	518
2022 Senior Notes	400	—	400	399	—	399
2023 Senior Notes	598	—	598	598	—	598
Total	$1,597	$17	$1,614	$1,596	$21	$1,617

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2016 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2016 and October 31, 2015 are detailed above.

Other Debt

As of July 31, 2016 and October 31, 2015, we have mortgage debt, secured on buildings in Denmark, in Danish Krone equivalent of $38 million in both periods, aggregate principal, outstanding with a Danish financial institution.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the nine months ended July 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and nine months ended July 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 2.2 million shares for $94 million and 7.3 million shares for $290 million, respectively, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of July 31, 2016, we had remaining authorization to repurchase up to $850 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2016, we paid cash dividends of $0.115 per common share or $37 million and $0.345 per common share or $112 million on the company's common stock. During the three and nine months ended July 31, 2015, we paid cash dividends of $0.100 per common share or $33 million and $0.300 per common share or $100 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2016	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2016	$(100)	$150	$(344)	$(5)	$(299)

Other comprehensive loss before reclassifications	(51)	—	—	(9)	(60)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(3)	10	2	9

Tax (expense) benefit	3	1	(2)	3	5

Other comprehensive income (loss)	(48)	(2)	8	(4)	(46)

As of July 31, 2016	$(148)	$148	$(336)	$(9)	$(345)

Nine Months Ended July 31, 2016

As of October 31, 2015	$(189)	$161	$(365)	$2	$(391)

Other comprehensive income (loss) before reclassifications	45	6	6	(18)	39

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(26)	32	—	6

Tax (expense) benefit	(4)	7	(9)	7	1

Other comprehensive income (loss)	41	(13)	29	(11)	46

As of July 31, 2016	$(148)	$148	$(336)	$(9)	$(345)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2016 and 2015 were as follows (in millions):

Details about accumulated other	Amounts Reclassified				Affected line item in
comprehensive income (loss) components	from other comprehensive income (loss)				statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Unrealized gains and (losses) on derivatives	$(2)	$3	$—	$14	Cost of products
	(2)	3	—	14	Total before income tax
	1	(2)	—	(5)	(Provision) benefit for income tax
	(1)	1	—	9	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(9)	(32)	(26)
Prior service benefit	3	4	26	12
	(7)	(5)	(6)	(14)	Total before income tax
	1	1	(1)	2	(Provision) benefit for income tax
	(6)	(4)	(7)	(12)	Total net of income tax

Total reclassifications for the period	$(7)	$(3)	$(7)	$(3)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Our diagnostics and genomics business is comprised of five areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended July 31, 2016:
Total net revenue	$504	$180	$360	$1,044
Segment income from operations	$96	$34	$82	$212
Three months ended July 31, 2015:
Total net revenue	$511	$167	$336	$1,014
Segment income from operations	$95	$28	$76	$199

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Nine months ended July 31, 2016:
Total net revenue	$1,525	$516	$1,050	$3,091
Segment income from operations	$304	$76	$232	$612
Nine months ended July 31, 2015:
Total net revenue	$1,531	$484	$988	$3,003
Segment income from operations	$277	$54	$213	$544

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in millions)
Total reportable segments’ income from operations	$212	$199	$612	$544
Acceleration of share-based compensation related to workforce reduction	—	—	—	(2)
Asset impairments	(4)	—	(4)	—
Transformational initiatives	(11)	(12)	(32)	(41)
Amortization of intangibles	(37)	(38)	(120)	(119)
Acquisition and integration costs	(11)	(4)	(28)	(6)
Business exit and divestiture costs (primarily our NMR business)	(1)	—	(7)	(11)
Pension curtailment gain	—	—	16	—
Other	(2)	(1)	(5)	1
Interest income	3	2	8	6
Interest expense	(17)	(17)	(53)	(50)
Other income (expense), net	2	(1)	6	15
Income from continuing operations before taxes, as reported	$134	$128	$393	$337

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of July 31, 2016	$1,676	$1,988	$1,057	$4,721
As of October 31, 2015	$1,539	$2,027	$1,008	$4,574

17. SUBSEQUENT EVENT

On August 1, 2016 we completed the acquisition of substantially all of the assets of iLab Solutions LLC ("iLab"), a cloud-based solutions provider for core laboratory management. iLab Solutions' offerings enables customers to easily and accurately book time in shared facilities, to bill and invoice for projects, to manage studies, to generate reports and business intelligence, and to schedule instrument reservations across multiple projects. The purchase price was $26 million in cash. We have not yet finished allocating the purchase price to the net assets acquired. The financial results of iLab will be included within our results from the beginning of the fourth quarter of fiscal year 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease and site services income from Keysight, the impact of foreign currency movements on our performance, our hedging programs, remediation activities, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position and cash availability, our ability to generate cash from operations, growth in our businesses, our investments, including in research and development, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension and other defined benefit plans, our strategic initiatives, our cost-control activities and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, write down of investment values or loans and convertible notes, remediation of our material weakness, our stock repurchase program, our declared dividends, our transition to lower-cost regions, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

In November 2015, we completed the acquisition of Seahorse Bioscience ("Seahorse"), a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics for $242 million in cash. Seahorse's technology enables researchers to better understand cell health, function and signaling, and how the cell may be impacted by the introduction of a specific drug, by providing real-time kinetics to unlock essential cellular bioenergetics data. The financial results of Seahorse have been included within Agilent's consolidated financial statements for the three and nine months ended July 31, 2016.

On March 2, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. Agilent’s initial ownership stake was 48 percent and we have also joined the board of Lasergen and signed a collaboration agreement. We have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for additional consideration of $105 million. Lasergen is a Variable Interest Entity (“VIE”), however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance nor are we the primary beneficiary. Because of the nature of the preferred stock of Lasergen that we own, we account for this investment under the cost method.
On August 1, 2016 we completed the acquisition of substantially all of the assets of iLab Solutions LLC ("iLab"), a cloud-based solutions provider for core laboratory management.  iLab Solutions' offerings enables customers to easily and accurately book time in shared facilities, to bill and invoice for projects, to manage studies, to generate reports and business intelligence, and to schedule instrument reservations across multiple projects. The purchase price was $26 million in cash. We have not yet finished allocating the purchase price to the net assets acquired. The financial results of iLab will be included within our results from the beginning of the fourth quarter of fiscal year 2016.

Net revenue of $1,044 million for the three months ended July 31, 2016 increased 3 percent when compared to the same period last year. Net revenue of $3,091 million for the nine months ended July 31, 2016 increased 3 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2016 had an unfavorable impact on revenue of approximately 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year.

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2016, decreased 1 percent and was flat respectively, when compared to the same periods last year. Foreign currency movements had no impact in the three months ended July 31, 2016 and had an unfavorable impact of approximately 2 percentage points in the nine months ended July 31, 2016. The impact of acquisitions, divestitures and the exit of the NMR business had an unfavorable impact of 2 percentage points and no impact in the three and nine months ended July 31, 2016 over the same periods last year, respectively. For the three and nine months ended July 31, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with strong revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was strong revenue growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three and nine months ended July 31, 2016, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2016, increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements had no impact on revenue in the three months ended July 31, 2016 and had an unfavorable impact of 2 percentage points in the nine months ended July 31, 2016. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three and nine months ended July 31, 2016.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2016, increased 7 percent and 6 percent respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point and 4 percentage points in the three and nine months ended July 31, 2016, respectively. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market as well as in the food and environmental markets in the three and nine months ended July 31, 2016 when compared to the same periods last year.

Net income from continuing operations for the three and nine months ended July 31, 2016 was $124 million and $336 million, respectively compared to $113 million and $298 million for the corresponding period last year. In the nine months ended July 31, 2016, cash generated from operations was $559 million.

For the nine months ended July 31, 2016 and 2015, cash dividends of $112 million and $100 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the nine months ended July 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the nine months ended July 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 7.3 million shares for $290 million, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of July 31, 2016, we had remaining authorization to repurchase $850 million of our common stock under this program

Looking forward, we expect to focus on the growth of operating margin in our businesses by simplifying our operations, differentiating product solutions and improving our customers' experience. In addition, we anticipate returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. The unfavorable effects of changes in foreign currency exchange rates decreased revenue by approximately 2 percentage points in the nine months ended July 31, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 2 percentage points in the nine months ended July 31, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)
Net revenue:
Products	$798	$787	$2,380	$2,346	1%	1%
Services and other	246	227	711	657	8%	8%
Total net revenue	$1,044	$1,014	$3,091	$3,003	3%	3%

Net revenue of $1,044 million for the three months ended July 31, 2016 increased 3 percent when compared to the same period last year. Net revenue of $3,091 million for the nine months ended July 31, 2016 increased 3 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2016 had an unfavorable impact on revenue of approximately 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 8 percent in both the three and nine months ended July 31, 2016 compared to the same periods last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$504	$511	$1,525	$1,531	(1)%	—
Diagnostics and genomics	180	167	516	484	8%	7%
Agilent Crosslab	360	336	1,050	988	7%	6%
Total net revenue	$1,044	$1,014	$3,091	$3,003	3%	3%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2016, decreased 1 percent and was flat respectively, when compared to the same periods last year. Foreign currency movements had no impact in the three months ended July 31, 2016 and had an unfavorable impact of approximately 2 percentage points in the nine months ended July 31, 2016. The impact of acquisitions, divestitures and the exit of the NMR business had an unfavorable impact of 2 percentage points and no impact in the three and nine months ended July 31, 2016 over the same periods last year, respectively. For the three and nine months ended July 31, 2016 and excluding the impact of currency movements, the NMR business and acquisitions, our performance within the life sciences market continued to show strength with strong revenue growth from the pharmaceutical and biotechnology market. Within the applied markets, and excluding the impact of foreign currency movements, the NMR business and acquisitions, there was strong revenue growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets in the three and nine months ended July 31, 2016, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2016, increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements had no impact on revenue in the three months ended July 31, 2016 and had an unfavorable impact of 2 percentage points in the nine months ended July 31, 2016. Excluding the impact of foreign currency movements, revenue increase was led by demand from the diagnostics and clinical research market which reported strong growth in the three and nine months ended July 31, 2016.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2016, increased 7 percent and 6 percent respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1percentage point and 4 percentage points in the three and nine months ended July 31, 2016, respectively. Excluding the impact of foreign currency movements, revenue grew strongly in the pharmaceutical and biotechnology market as well as in the food and environmental markets in the three and nine months ended July 31, 2016 when compared to the same periods last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
Total gross margin	51.9%	50.6%	52.1%	50.2%	1 ppt	2 ppts
Operating margin	14.0%	14.2%	14.0%	12.2%	—	2 ppts

(in millions)
Research and development	$86	$79	$245	$248	9%	(1)%
Selling, general and administrative	$310	$290	$932	$892	7%	4%

Total gross margins for the three and nine months ended July 31, 2016 increased 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. In the three and nine months ended July 31, 2016 gross margins increased 2 percentage points in both periods in our life sciences and applied markets business, declined 1 percentage point and improved 1 percentage point in our diagnostics and genomics business and were flat in both periods in our Agilent CrossLab business, respectively, when compared to the same periods last year. Increases in total gross margins for the three months ended July 31, 2016 were as a result of the exit from the NMR business and improved efficiencies in logistics resulting in lowering costs offsetting the unfavorable currency hedging results. Increases in total gross margins for the nine months ended July 31, 2016 were as a result of the exit from the NMR business, the impact of an employee pension curtailment gain, lower costs incurred to address the now lifted FDA warning letter together with lower logistics costs offsetting the currency hedging results.

Total operating margin was flat and increased 2 percentage points in the three and nine months ended July 31, 2016, when compared to the same periods last year. In the three and nine months ended July 31, 2016, operating margin was flat and increased 2 percentage points in our life sciences and applied markets business, improved 2 percentage points and 4 percentage points in our diagnostics and genomics business and was flat and increased 1 percentage point in our Agilent CrossLab business, respectively, when compared to the same periods last year. In the three months ended July 31, 2016, total operating margin was flat primarily due to increased acquisition and integration costs, wage increases and increased costs in research and development, primarily related to an impairment of IPR&D of $4 million offsetting improvements in gross margins. In the nine months ended July 31, 2016 total operating margins increased due to improvements in gross margins plus the impact of an employee pension curtailment gain and a slight reduction in research and development costs offsetting increased expenditures due to wage increases, higher variable pay and acquisition costs.

Research and development expenses in the three months ended July 31, 2016 increased 9 percent due to an impairment of IRP&D and higher program spending when compared to the lower spending in the same period last year. Research and development decreased 1 percent in the nine months ended July 31, 2016, when compared to the same period last year. Research and development expenditures decreased due to the impact of an employee pension curtailment gain, savings from the exit from the NMR business offset by wage increases, IPR&D impairment and acquisition costs related to the Cartagenia acquisition. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 7 percent and 4 percent for the three and nine months ended July 31, 2016 when compared to the same periods last year. Selling, general and administrative expenditure increased due to wage increases, higher variable pay, impact of foreign currency movements, acquisition costs offset by the impact of an employee pension curtailment gain recognized in the first quarter and the decline in NMR expenses due to the exiting of that business.

At July 31, 2016, our headcount was approximately 12,300 as compared to approximately 11,650 at July 31, 2015.

Other income (expense), net

In the three and nine months ended July 31, 2016 other income (expense), net includes $3 million and $9 million of income in respect of the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 3-4 years of approximately $12 million per year. In the three and nine months ended July 31, 2015 other income (expense), net includes $3 million and $21 million of income, respectively, in respect of the provision of certain IT services together with site service costs to, and lease income from, Keysight.

Income Taxes

The company’s effective tax rate from continuing operations was 7.5 percent and 14.5 percent for the three and nine months ended July 31, 2016, respectively. The company’s effective tax rate from continuing operations was 11.7 percent and 11.6 percent for the three and nine months ended July 31, 2015, respectively. The income tax expense from continuing operations was $10 million and $57 million for the three and nine months ended July 31, 2016, respectively. The income tax expense from continuing operations was $15 million and $39 million for the three and nine months ended July 31, 2015, respectively.

The income tax provision from continuing operations for the three and nine months ended July 31, 2016 included net discrete tax benefits of $6 million and $9 million, respectively.  The net discrete tax benefit for the three months ended July 31, 2016, included an out-of-period correcting tax benefit of $11 million associated with a true-up of deferred tax liability for unremitted foreign earnings that should have been recorded in the third quarter of fiscal year 2015 and $5 million net expense related to other discrete items.  In addition to the aforementioned, the net discrete tax benefit for the nine months ended July 31, 2016, included $5 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year, $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan, $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, and a net $4 million of other discrete tax expense primarily related to return-to-provision true-ups, including an out-of-period adjustment recorded in the second quarter of fiscal year 2016 of $5 million of expense in Germany. The out-of-period corrections were determined to be immaterial to the previously issued and current period financial statements.

The income tax provision from continuing operations for the three and nine months ended July 31, 2015 included net discrete expense of $1 million and benefit of $15 million, respectively. The net discrete tax expense for the three months ended July 31, 2015 included $1 million of tax expense related primarily to interest accruals for uncertain tax positions. In addition to the aforementioned, the net discrete tax benefit for the nine months ended July 31, 2015 included $16 million of tax benefit related to the de-registration of certain foreign branches, $6 million of tax benefit for the extension of the U.S. research and development tax credit attributable to the company's prior fiscal year and $6 million of other discrete tax expense primarily related to the accrual of interest expense associated with uncertain tax positions and return to provision adjustments.

In the third quarter of fiscal 2016, the company elected to early adopt Accounting Standard Update (“ASU”) 2016-09 “Improvements to Employees Share-Based Payment Accounting”. For details related to the adoption of this new accounting standard update see Note 3, “New Accounting Pronouncements”.  In the three and nine months ended July 31, 2016 we recorded $3 million and $1 million of tax benefit, respectively, in respect of share based awards.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$504	$511	$1,525	$1,531	(1)%	—

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2016 decreased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2016 had no impact and an unfavorable impact of 2 percentage points on revenue, respectively. The impact of acquisitions, divestitures and the NMR business had an unfavorable impact of 2 percentage points and no impact in the three and nine months ended July 31, 2016 over the same periods last year, respectively. Revenue performance, adjusted for the impact of foreign currency movements, reflected differing performance by geography and end market for the three and nine months ended July 31, 2016. Beginning in the third quarter of fiscal year 2016, we changed the methodology we use to derive our revenue by geography. Our revenue by geography for the three and nine months ended July 31, 2016 is determined based on the country where our products were delivered instead of the country where the order was placed. Prior periods in fiscal year 2015 were revised to reflect the same methodology. Geographically, revenue declined 14 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 7 percent in Asia Pacific excluding Japan with a 2 percentage point unfavorable currency impact, declined 2 percent in Europe with no currency impact and increased 17 percent in Japan with a 14 percentage point favorable currency impact for the three months ended July 31, 2016 compared to the same period last year. Revenue increased 13 percent in Asia Pacific excluding Japan with a 1 percentage point unfavorable currency impact, declined 8 percent in the Americas with a 1 percentage point unfavorable currency impact, declined 9 percent in Europe with a 4 percentage point unfavorable currency impact and increased 2 percent in Japan with a 4 percentage point favorable currency impact for the nine months ended July 31, 2016 compared to the same period last year. The decline in the Americas for the three and nine months ended July 31, 2016 when compared to the same period last year was due to continued weakness in the chemical and energy markets, softness in diagnostic and clinical markets, and the impact of the exiting of the NMR business. Growth in Asia Pacific excluding Japan reflected broad growth in China, particularly in the environmental and food markets. European sales were down on weakness in sales to energy and applied markets.
Our life sciences markets continued to see strength in the pharmaceutical and biotechnology markets led by growth in technology refresh deals, new product acceptance, and ongoing demand across the spectrum of specialty, mid and large size pharmaceutical companies. Growth in life science research had another solid quarter with strong demand in China and an uptick in US business. Chemical and energy end-market revenue performance continued to decline in the three and nine months ended July 31, 2016. Macroeconomic factors continue to apply pressure to this segment with reduced investments in oil exploration and production. Food was again strong for the three and nine months ended July 31, 2016 within the applied markets with continued demand in China from government and privatized testing labs. Continued government spending in China for environmental initiatives helped drive market performance in the segment. Our revenue in the forensics market for the three months ended July 31, 2016 declined when compared to the same period last year mostly due to a relatively higher growth in the prior year.
Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect strong sales funnels given a number of significant new product introductions in the next few quarters as we continue to invest in expanding and improving our applications and solutions portfolio. We remain concerned about short term prospects in chemical and energy markets, but are confident in our product portfolio to address customer needs when the market does recover.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months

Gross margin	57.8%	55.6%	58.3%	55.9%	2 ppts	2 ppts
Operating margin	19.1%	18.7%	20.0%	18.1%	—	2 ppts

(in millions)
Research and development	$49	$47	$145	$145	6%	—
Selling, general and administrative	$146	$142	$440	$434	3%	1%

Gross margins for products and services for the three and nine months ended July 31, 2016, increased 2 percentage points in both periods when compared to the same periods last year. The increase in gross margins was aided by the exit of our NMR business and improved efficiencies in logistics resulting in lower costs.
Research and development expenses for the three and nine months ended July 31, 2016, increased 6 percent and was flat, respectively, when compared to the same periods last year. The growth for the three months ended July 31, 2016 was due to R&D program spending compared to lower spending in the period one year ago. The effects of acquisitions and divestitures largely offset each other. We are no longer incurring expenses with our NMR business that we exited but have added expenses with the acquisition of Seahorse in November of this year.
Selling, general and administrative expenses for the three and nine months ended July 31, 2016, increased 3 percent and 1 percent, respectively, when compared to the same periods last year. The modest growth rates are due to increases in wages and third party costs with the effects of acquisitions and divestitures which largely offset each other. Operating margin for products and services for the three and nine months ended July 31, 2016, was flat and increased 2 percentage points, respectively, when compared to the same periods last year.
Income from Operations

Income from operations for the three and nine months ended July 31, 2016, increased $1 million and $27 million, respectively, on a corresponding revenue decreases of $7 million and $6 million, respectively. The exit from the NMR business was a key driver in year over year improvement in income from operations for both the three and nine months ended July 31, 2016. The primary factor which led to the increase in operating margin over the prior year was gross margin improvement.

Diagnostics and Genomics

Our diagnostics and genomics business includes genomics, nucleic acid contract manufacturing and the pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of five areas of activity providing solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$180	$167	$516	$484	8%	7%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2016 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2016 had no impact and an unfavorable impact of 2 percentage points on revenue, respectively. Beginning in the third quarter of fiscal year 2016, we changed the methodology we use to derive our revenue by geography. Our revenue by geography for the three and nine months ended July 31, 2016 are determined based on the country where our products were delivered instead of the country where the order was placed. Prior periods in fiscal year 2015 were revised to reflect the same methodology. Geographically, revenue increased 19 percent in the Americas with no currency impact, declined 4 percent in Europe with a 1 percentage point unfavorable currency impact, increased 11 percent in Japan with a 13 percentage point favorable currency impact and increased 12 percent in Asia Pacific excluding Japan with a 2 percentage point unfavorable currency impact for the three months ended July 31, 2016 when compared to the same period last year. Revenue increased 12 percent in the Americas with a 1 percentage point unfavorable currency impact, declined 1 percent in Europe with a 4 percentage point unfavorable currency impact, increased 4 percent in Japan with a 4 percentage point favorable currency impact and increased 17 percent in Asia Pacific excluding Japan with a 2 percentage point unfavorable foreign currency impact for the nine months ended July 31, 2016 when compared to the same period last year. In the three months and nine months ended July 31, 2016, the performance in the Americas was assisted by positive growth in sales in genomics (particularly target enrichment and arrays), strength in our pathology business, continued market demand in the nucleic acid solutions and good momentum in the companion diagnostic business. Growth in Asia Pacific excluding Japan reflected strong growth in China. In the three months ended July 31, 2016, the weakness in Europe was driven by slowness in genomics and pathology businesses due to lower momentum in Turkey and the Middle East, delayed commercialization of PD-L1 based test and strong growth in the prior year in genomics. In the nine months ended July 31, 2016, In Europe our business showed strong growth in the NGS target enrichment solutions and microarrays/scanners.
The positive growth in the three months and nine months ended July 31, 2016 was led by demand for oligos in our nucleic acid solutions business, strength in genomics particularly in the target enrichment portfolio due to increasing adoption of NGS in clinical applications and aCGH arrays. Our pathology business continued its steady revenue growth driven by omnis instruments and a strong ramp up in our PD-L1 assays and good momentum in our companion diagnostic business. The end markets in diagnostics and clinical research continue their strong growth.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as adoption of our SureSelect and HaloPlex sequencing target enrichment solutions continue, and omnis instruments and reagents, PD-L1 assays and SureFISH gain traction with our customers in clinical oncology applications. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. Our nucleic acid business is expanding into a new site to accommodate future production needs. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months

Gross margin	55.8%	57.0%	54.3%	53.7%	(1) ppt	1 ppt
Operating margin	18.8%	16.8%	14.7%	11.2%	2 ppts	4 ppts

(in millions)
Research and development	$20	$20	$62	$60	—	3%
Selling, general and administrative	$46	$47	$142	$146	(2)%	(3)%

Gross margins for products and services for the three and nine months ended July 31, 2016, decreased 1 percentage point and increased 1 percentage point, respectively, when compared to the same periods last year. The reduction for the three months ended July 31, 2016 was driven by lower gains from hedging contracts and a product mix shift towards our diagnostics and genomics business with below average gross margin. The increase for the nine months ended July 31, 2016 was driven by higher revenue volumes and lower remediation work expenses related to the now lifted FDA warning letter partially offset by wage benefit increases.
Research and development expenses for the three and nine months ended July 31, 2016, was flat and increased 3 percent, respectively, when compared to the same periods last year. This increase is mainly due to the addition of our Cartagenia acquisition in the third quarter of 2015, higher R&D program spending partially offset by favorable currency movements.
Selling, general and administrative expenses for the three and nine months ended July 31, 2016, decreased 2 percent and 3 percent, respectively, when compared to the same periods last year. The decrease for the three months ended July 31, 2016 was driven by one-time costs in 2015 not recurring this year. The decline for the nine months ended July 31, 2016 was mainly due to favorable currency movements and savings initiatives partially offset by acquisition expenses and wage increases.
Operating margins for products and services for the three and nine months ended July 31, 2016 increased 2 percentage points and 4 percentage points, respectively when compared to the same periods last year. For the three months ended July 31, 2016, the increase was driven by lower one-time costs, favorable currency movement and lower FDA warning letter expenses. The main reasons for the increase in the nine months ended July 31, 2016 were higher revenue volumes, lower costs on remediation work related to the now lifted FDA warning letter and business improvement initiatives aimed at reducing costs.

Income from Operations

Income from operations for the three and nine months ended July 31, 2016, increased $6 million and $22 million, respectively on a corresponding revenue increase of $13 million and $32 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months
	(in millions)

Net revenue	$360	$336	$1,050	$988	7%	6%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2016 increased 7 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2016 had an unfavorable currency impact of 1 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Revenue performance was led by increases in remarketed instruments, enterprise service contracts, bio-columns and LC small molecule columns for the three and nine months ended July 31, 2016. Beginning in the third quarter of fiscal year 2016, we changed the methodology we use to derive our revenue by geography. Our revenue by geography for the three and nine months ended July 31, 2016 is determined based on the country where our products were delivered instead of the country where the order was placed. Prior periods in fiscal year 2015 were revised to reflect the same methodology. Geographically, revenue increased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 14 percent in Asia Pacific excluding Japan with a 5 percentage point unfavorable currency impact, increased 4 percent in Japan with a 13 percentage point favorable currency impact and increased 5 percent in Europe with a 2 percentage point unfavorable currency impact for the three months ended July 31, 2016 when compared to the same period last year. Revenue increased 7 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 14 percent in Asia Pacific excluding Japan with a 5 percentage point unfavorable currency impact, declined 10 percent in Japan with a 4 percentage point favorable currency impact and increased 3 percent in Europe with a 5 percentage point unfavorable currency impact for the nine months ended July 31, 2016 when compared to the same period last year.

The pharmaceutical and biotechnology market led all markets in revenue and revenue growth for the three and nine months ended July 31, 2016 when compared to the same periods last year. The food market saw very strong growth and the environmental market saw strong growth for the three months ended July 31, 2016. The same food market saw strong growth for the nine months ended July 31, 2016. Revenues from the remaining markets saw modest growth for the three and nine months ended July 31, 2016.

Looking forward, we expect continued strength in the pharmaceutical and biotechnology markets to drive growth in the near term. Demand for our products and services should continue to be robust due to the need of our customers to extend the life and to increase the efficiency of their instrumentation, even in market segments experiencing slower growth overall. The drivers of growth in the short-term and long-term will be our commitment to bring innovative solutions to market and our focus on improving customer experience. We also remain committed to fiscal discipline by optimizing gross margins across all our product lines.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2016	2015	2016	2015	Months	Months

Gross margin	48.7%	48.5%	49.4%	49.4%	—	—
Operating margin	22.7%	22.6%	22.1%	21.6%	—	1 ppt

(in millions)
Research and development	$11	$11	$33	$34	—	(3)%
Selling, general and administrative	$83	$76	$254	$240	9%	5%

Gross margins for products and services for the three and nine months ended July 31, 2016 was flat in both periods when compared to the same periods last year, with unfavorable currency hedging results, an unfavorable currency impact and higher labor costs being equally offset by higher sales volumes, lower standard costs and logistical cost reductions.

Research and development expenses for the three and nine months ended July 31, 2016, was flat and decreased 3 percent when compared to the same periods last year, primarily due to a favorable currency impact.

Selling, general and administrative expenses for the three and nine months ended July 31, 2016, increased 9 percent and 5 percent, respectively, when compared to the same periods last year, primarily due to channel expansion and wage increases somewhat offset by a favorable currency impact.

Operating margins for products and services was flat for the three months ended July 31, 2016, and increased 1 percentage point for the nine months ended July 31, 2016 when compared to the same periods last year. For the nine-month comparison, the margin increase from the higher sales volume was mostly offset by the unfavorable currency hedging results, the unfavorable currency impact and the wage increases.

Income from Operations

Income from operations for the three and nine months ended July 31, 2016, increased $6 million and $19 million, respectively, on a corresponding revenue increase of $24 million and $62 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2016 consisted of cash and cash equivalents of $2,199 million as compared to $2,003 million as of October 31, 2015.

As of July 31, 2016, approximately $2,075 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are asserted as indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $559 million for the nine months ended July 31, 2016 compared to cash inflow of $271 million for the same period in 2015. In the nine months ended July 31, 2016, we paid approximately $71 million under our variable and incentive pay programs, as compared to a total of $62 million paid out during the same period of 2015. Net cash paid for income taxes was approximately $54 million and $121 million in the nine months ended July 31, 2016 and 2015, respectively. The cash paid for income taxes in the nine months ended July 31, 2015 was due to tax payments related to the Keysight separation. For the nine months ended July 31, 2016 and 2015, other assets and liabilities used cash of $47 million and $152 million, respectively. The usage of cash in the nine months ended July 31, 2016 in other assets and liabilities was largely related to the payment of income taxes. The usage of cash in the nine months ended July 31, 2015 in other assets and liabilities was largely the result of contributions to defined benefit plans, changes in interest and restructuring accruals, income tax liabilities and transaction tax assets and liabilities and tax payments.

In the nine months ended July 31, 2016, accounts receivable provided cash of $19 million compared to cash provided by $1 million for the same period in 2015.  Days’ sales outstanding decreased to 51 days as of July 31, 2016 from 52 days compared to a year ago. Accounts payable used cash of $27 million for the nine months ended July 31, 2016 compared to cash used of $47 million in the same period in 2015. Cash used for inventory was $11 million for the nine months ended July 31, 2016 compared to cash used of $18 million for the same period in 2015. Inventory days on-hand decreased to 97 days as of July 31, 2016 compared to 98 days as of the end of the same period last year.

We contributed approximately $19 million and $35 million to our defined benefit plans in the nine months ended July 31, 2016 and 2015, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $6 million to our defined benefit plans during the remainder of 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $160 million for the nine months ended July 31, 2016 as compared to net cash used in investing activities of $125 million. Investments in property, plant and equipment were $87 million for the nine months ended July 31, 2016 compared to $71 million in the same period of 2015. We expect that total capital expenditures for the current year will be approximately $135 million. In the nine months ended July 31, 2016, we acquired Seahorse Bioscience for $235 million, net of cash acquired, compared to no acquisitions in the same period last year. There was an $80 million payment for the purchase of a cost method investment in Lasergen for the nine months ended July 31, 2016. Loans to equity method investment was $3 million in the nine months ended July 31, 2016 compared to zero outlay in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2016 was $212 million compared to cash used of $1,056 million for the same period of 2015. The decrease in cash used was largely due to the net cash transferred to Keysight in the nine months ended July 31, 2015 offset by our draw down of borrowings from the revolving credit facility.

Treasury stock repurchases

 On November 22, 2013 we announced that our board of directors had authorized a share repurchase program effective in the first quarter of fiscal year 2014, upon the conclusion of the company's previous $1 billion repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. During the nine months ended July 31, 2016, we repurchased approximately 2.4 million shares for $98 million, which completed the purchases under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. For the nine months ended July 31, 2015, we repurchased 6 million shares for $267 million under this plan.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the nine months ended July 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 7.3 million shares for $290 million, under this authorization. All such shares and related costs are held as treasury stock and accounted for using the cost method. As of July 31, 2016, we had remaining authorization to repurchase up to $850 million of our common stock under this program.

Dividends

During the nine months ended July 31, 2016, we paid cash dividends of $0.345 per common share or $112 million on the company's common stock. During the nine months ended July 31, 2015, we paid cash dividends of $0.300 per common share or $100 million on the company's common stock.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of July 31, 2016, the company had borrowings of $235 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2016.

 Long-term debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes and mortgage debt in the three months ended July 31, 2016 as compared to the senior notes and mortgage debt as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Other

As of July 31, 2016 our contractual obligations reported under “other purchase commitments”  were approximately $71 million, an increase of approximately $18 million in the first nine months of fiscal year 2016, largely due to a renewed telecommunications contract together with a long-term support contract related to the purchase of a software license. There were no other substantial changes from our 2015 Annual Report on Form 10-K to our contractual commitments in the first nine months of fiscal 2016. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $187 million and $227 million related to uncertain tax positions of continuing operations as of July 31, 2016 and October 31, 2015, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 55 percent and 57 percent of our revenues were generated in U.S. dollars during the nine months ended July 31, 2016 and 2015, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 2 percentage points in the nine months ended July 31, 2016. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2016, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Management’s Remediation of Material Weakness in Internal Control over Financial Reporting

Management has reviewed the process for preparation and review of the Company’s income tax provision. Significant progress has been made through July 31, 2016. The remediation actions include the design and implementation of critical management review controls through revision and formalization of the income tax review processes, including enhancing the formality and rigor of the review and reconciliation procedures. Controls have been designed and implemented to validate the inputs and outputs for the significant tax accounting process, as well as enhancing the tax accounting expertise within the tax function, focused on the areas identified in the material weakness. While some of the remediation actions are completed, remediation actions will take time to be fully integrated and confirmed to be effective and sustainable. Until we have concluded the controls are operating effectively, the material weakness will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the changes disclosed above, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable or reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. A large amount of our orders are back-end loaded toward the end of our second and fourth fiscal quarters and their timing may be influenced by the sales incentive programs we have in place. In addition, our revenue and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Slower global economic growth and uncertainty in the markets in which we operate may adversely impact our business resulting in:

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

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Many factors, including public policy spending priorities, available resources, mergers and consolidation, spending priorities, institutional and governmental budgetary policies and product and economic cycles, have a significant effect on the capital spending policies of these entities. Research and development budgets fluctuate due to changes in available resources, consolidation, spending priorities, general economic conditions and institutional and governmental budgetary policies. The timing and amount of revenue from customers that rely on government funding or research may vary significantly due to factors that can be difficult to forecast. These policies in turn can have a significant effect on the demand for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 2 percentage points in the nine months ended July 31, 2016. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Transactions such as acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment. In addition, acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and the retention of key customers.

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002. As further described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015, management has concluded that, because of a material weakness in our internal control over financial reporting related to the accounting for income taxes, our disclosure controls and procedures were not effective as of October 31, 2015. We have and will continue to enhance our controls and expect to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

•
increased costs to address certain governmental regulations and compliance issues, such as the U.S. Food and Drug Administration (“FDA”) warning letter received in August 2013 which has now been lifted by the FDA;

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

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries with similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the United States. that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be made to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing or marketing our products until the products or component substances are brought into compliance.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenue from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain, including logistics and third-party package delivery services, may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to cut costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. If one or more of the third-party package delivery providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, our costs could increase and the delivery of our products could be prevented or delayed. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty.

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

Our current and historical manufacturing processes involve, or have involved, the use of substances regulated under various international, federal, state and local laws governing the environment. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. While we have divested substantially all of our semiconductor related businesses to Avago Technologies Ltd. and Advantest Corporation and regardless of indemnification arrangements with those parties, we may still become subject to liabilities for historical environmental contamination related to those businesses. Although our policy is to apply strict standards for environmental protection at our sites inside and outside the United States, even if the sites outside the United States are not subject to regulations imposed by foreign governments, we may not be aware of all conditions that could subject us to liability.

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

We are subject to the rules of the Securities and Exchange Commission (“SEC”) which require disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We currently have outstanding an aggregate principal amount of $1.6 billion in senior unsecured notes, and a $38 million secured mortgage. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions. As of July 31, 2016, we had borrowings of $235 million outstanding under the facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2016, we had cash and cash equivalents of approximately $2.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2016.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2016 through May 31, 2016	1,600,000	$42.81	1,600,000	$875
June 1, 2016 through June 30, 2016	560,126	$45.46	560,126	$850
July 1, 2016 through July 31, 2016	—	$—	—	$850
Total	2,160,126	$43.50	2,160,126

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. All such shares and related costs are held as treasury stock and accounted for using the cost method.

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

Dated:	September 7, 2016	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 7, 2016	By:	/s/ Rodney Gonsalves
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