Form 10-Q
period 2017-01-31
AGILENT TECHNOLOGIES INC
filed 2017-03-08
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 28, 2017
COMMON STOCK, $0.01 PAR VALUE	322,300,905

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Net revenue:
Products	$818	$795
Services and other	249	233
Total net revenue	1,067	1,028
Costs and expenses:
Cost of products	349	365
Cost of services and other	144	126
Total costs	493	491
Research and development	79	78
Selling, general and administrative	289	304
Total costs and expenses	861	873
Income from operations	206	155
Interest income	4	2
Interest expense	(20)	(18)
Other income (expense), net	3	3
Income before taxes	193	142
Provision for income taxes	25	21
Net income	$168	$121

Net income per share:
Basic	$0.52	$0.37
Diluted	0.52	$0.36

Weighted average shares used in computing net income per share:
Basic	322	329
Diluted	326	332

Cash dividends declared per common share	$0.132	$0.115

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016

Net income	$168	$121
Other comprehensive income (loss):
Unrealized gain on derivative instruments, net of tax expense of $1 and $1	1	3
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1) and $0	—	(1)
Foreign currency translation, net of tax benefit of $(1) and $(1)	(3)	(56)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $8 and $4	17	15
Change in net prior service benefit, net of tax benefit of $(1) and $(5)	(1)	(8)
Other comprehensive income (loss)	14	(47)
Total comprehensive income	$182	$74

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$2,289
Accounts receivable, net	653	631
Inventory	551	533
Other current assets	190	182
Total current assets	3,635	3,635
Property, plant and equipment, net	653	639
Goodwill	2,563	2,517
Other intangible assets, net	411	408
Long-term investments	133	135
Other assets	477	460
Total assets	$7,872	$7,794
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$268	$257
Employee compensation and benefits	189	235
Deferred revenue	299	269
Short-term debt	190	—
Other accrued liabilities	143	184
Total current liabilities	1,089	945
Long-term debt	1,802	1,904
Retirement and post-retirement benefits	350	360
Other long-term liabilities	331	339
Total liabilities	3,572	3,548
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 322 million shares at January 31, 2017 and 614 million shares at October 31, 2016 issued	3	6
Treasury stock at cost; zero shares at January 31, 2017 and 290 million shares at October 31, 2016	—	(10,508)
Additional paid-in-capital	5,236	9,159
(Accumulated deficit) retained earnings	(453)	6,089
Accumulated other comprehensive loss	(489)	(503)
Total stockholders' equity	4,297	4,243
Non-controlling interest	3	3
Total equity	4,300	4,246
Total liabilities and equity	$7,872	$7,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net income	$168	$121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55	66
Share-based compensation	20	23
Deferred taxes	16	4
Excess and obsolete inventory related charges	7	4
Other non-cash expense, net	2	2
Changes in assets and liabilities:
Accounts receivable	(31)	(15)
Inventory	(26)	(13)
Accounts payable	9	(18)
Employee compensation and benefits	(43)	(47)
Other assets and liabilities	(61)	(16)
Net cash provided by operating activities	116	111

Cash flows from investing activities:
Investments in property, plant and equipment	(32)	(38)
Payment in exchange for convertible note	—	(1)
Change in restricted cash and cash equivalents, net	—	245
Proceeds from sale of investment securities	—	1
Proceeds from divestitures	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(70)	(235)
Net cash used in investing activities	(101)	(28)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	18	24
Payment of taxes related to net share settlement of equity awards	(12)	(5)
Payment of dividends	(42)	(38)
Proceeds from revolving credit facility	131	100
Repayment of revolving credit facility	(42)	(20)
Treasury stock repurchases	(111)	(200)
Net cash used in financing activities	(58)	(139)

Effect of exchange rate movements	(5)	(16)

Net decrease in cash and cash equivalents	(48)	(72)

Cash and cash equivalents at beginning of period	2,289	2,003
Cash and cash equivalents at end of period	$2,241	$1,931

Supplemental cash flow information:
Income tax paid, net	$27	$37
Interest payments	$29	$29

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2017 and 2016 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2016 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2017 and 2016, condensed consolidated statement of operations for the three months ended January 31, 2017 and 2016, and condensed consolidated statement of cash flows for the three months ended January 31, 2017 and 2016.

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

Retirement of Treasury Shares. Upon the formal retirement of treasury shares, we deduct the par value of the retired treasury shares from common stock and allocate the excess of cost over par as a deduction between additional paid-in capital and retained earnings. All retired treasury shares revert to the status of authorized but unissued shares.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2017 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of January 31, 2017, the carrying value of our investment in a VIE was $80 million with a maximum exposure of $80 million. The investments are included on the long term investments line of the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of January 31, 2017. The fair value of our long-term debt, calculated from quoted prices which

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $154 million and $104 million as of January 31, 2017 and October 31, 2016, respectively. The change in the excess of fair value over carrying value in the three months ended January 31, 2017 is due to fluctuations in market interest rates. The carrying value as of October 31, 2016 reflects the new accounting guidance related to the presentation of debt issuance costs which we adopted on November 1, 2016. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In fiscal year 2016, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2016. Based on the results of our qualitative testing, we believe that it is more-likely-than-not- that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the three months ended January 31, 2017 and 2016.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2016. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. There were no indicators of impairment of indefinite-lived intangible assets during the three months ended January 31, 2017 and 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 except for the following:

In April 2015, the FASB issued amendments to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments were effective for us beginning November 1, 2016. The impact of adoption to our condensed consolidated balance sheet was a decrease of $8 million in other assets and long-term debt. The October 31, 2016 consolidated balance sheet has been revised to reflect the new disclosure requirement.

In January 2017, the FASB issued guidance intended to clarify the definition of a business in connection with business combinations with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for us beginning November 1, 2018, and for interim periods within that year. Adjustments will be recorded in the period that they are determined rather than applied retrospectively via revision to the period of acquisition and each period thereafter. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued an amendment to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The amendment also simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments are effective for us beginning November 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

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

Participants in the LTPP are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made in 2016 and 2017 were based on Operating Margin (“OM”) and Earnings Per Share ("EPS"), respectively. The performance targets for the LTPP-EPS grants for year 2 and year 3 of the performance period will be set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Cost of products and services	$6	$6
Research and development	2	2
Selling, general and administrative	13	15
Total share-based compensation expense	$21	$23

At January 31, 2017 and October 31, 2016, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of the LTPP grants.

	Three Months Ended
	January 31,
	2017	2016
LTPP:
Volatility of Agilent shares	23%	24%
Volatility of selected peer-company shares	15%-63%	14%-50%
Price-wise correlation with selected peers	36%	35%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulations model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.

For the volatility of our 2015 and 2016 LTPP (TSR) grants, we used the 3 year average historical stock price volatility of a group of our peer companies.  We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For the volatility of our 2017 LTPP (TSR) grants, we used our own historical stock price volatility.

The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the price at purchase and uses the purchase date to establish the fair market value.

The estimated fair value of restricted stock units, LTPP (OM) and LTPP (EPS) awards is determined based on the market price of Agilent’s common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (OM) and LTPP (EPS) reflects the cost of awards that are probable to vest at the end of the performance period.

All awards granted in 2017 and 2016 to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulations model and an expected dividend yield to compute the discount. The grants made during 2017 have a discount of 5.3 percent while computing the fair value. The grants made during 2016 have a discount of 5.5 percent while computing the fair value.

4.     INCOME TAXES

The company’s effective tax rate was 13.0 percent and 14.8 percent for the three months ended January 31, 2017 and 2016, respectively. The income tax expense was $25 million and $21 million for the three months ended January 31, 2017 and 2016, respectively.

The income tax provision for the three months ended January 31, 2017 included net discrete tax benefits of $2 million.  The net discrete tax benefit for the three months ended January 31, 2017, included $7 million of tax benefit for the settlement of an audit in Italy, $11 million of tax expense related to the employee pension settlement gain and $6 million of other discrete tax benefit items.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The income tax provision for the three months ended January 31, 2016 included net discrete tax benefit of $6 million. The net discrete tax benefit for the three months ended January 31, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's 2015 fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the three months ended January 31, 2016 also included $9 million of tax benefit related primarily to return to provision adjustments and $2 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first three months of fiscal 2017.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.  During the first quarter of 2017, the company settled its ongoing tax audit in Italy for the years 2011-2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we concluded that no adjustment to our condensed consolidated financial statements is appropriate at this time.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Numerator:
Net income	$168	$121
Denominator:
Basic weighted-average shares	322	329
Potential common shares— stock options and other employee stock plans	4	3
Diluted weighted-average shares	326	332

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended January 31, 2017 and 2016, zero and 1.2 million options to purchase shares were excluded from the calculation of diluted earnings per share, respectively. In addition, we exclude from the calculation of diluted earnings per share stock options, ESPP, LTPP and restricted stock awards

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

whose combined exercise price and unamortized fair value were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three months ended January 31, 2017 and 2016, zero and 4,300 additional shares were excluded from the calculation of diluted earnings per share, respectively.

6. INVENTORY

	January 31, 2017	October 31, 2016
	(in millions)
Finished goods	$354	$339
Purchased parts and fabricated assemblies	197	194
Inventory	$551	$533

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2017:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2016	$790	$1,223	$504	$2,517
Foreign currency translation impact	—	—	—	—
Goodwill arising from acquisitions	—	46	—	46
Goodwill as of January 31, 2017	$790	$1,269	$504	$2,563

The components of other intangibles as of January 31, 2017 and October 31, 2016 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2016
Purchased technology	$823	$572	$251
Backlog	1	1	—
Trademark/Tradename	149	61	88
Customer relationships	263	211	52
Total amortizable intangible assets	1,236	845	391
In-Process R&D	17	—	17
Total	$1,253	$845	$408
As of January 31, 2017
Purchased technology	$845	$588	$257
Trademark/Tradename	149	64	85
Customer relationships	145	93	52
Total amortizable intangible assets	1,139	745	394
In-Process R&D	17	—	17
Total	$1,156	$745	$411

On January 20, 2017, we acquired Multiplicom NV (“Multiplicom”), a leading European diagnostics company with state-of-the-art genetic testing technology and products, for approximately $72 million in cash. Due to the timing of the close, the valuation of the tangible and intangible assets of this acquisition is preliminary and will be finalized in the second quarter. As a result, we recorded additions to goodwill of $46 million and additions to other intangible assets of $34 million during the three months ended January 31, 2017. During the three months ended January 31, 2017, we also wrote-off the gross carrying amount of $131 million and the related accumulated amortization of fully amortized intangible assets.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amortization expense of intangible assets was $31 million and $43 million for the three months ended January 31, 2017 and 2016, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2017 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2017	$87
2018	$91
2019	$64
2020	$53
2021	$41
2022	$25
Thereafter	$33

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017 were as follows:

		Fair Value Measurement at January 31, 2017 Using
	January 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,256	$1,256	$—	$—
Derivative instruments (foreign exchange contracts)	8	—	8	—
Long-term
Trading securities	29	29	—	—
Total assets measured at fair value	$1,293	$1,285	$8	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$3	$—	$3	$—
Long-term
Deferred compensation liability	29	—	29	—
Total liabilities measured at fair value	$32	$—	$32	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 were as follows:

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,482	$1,482	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,522	$1,513	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$39	$—	$39	$—

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

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2017 and 2016, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2017 and 2016, there were no impairments of long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2017, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014 we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at January 31, 2017 was $1 million. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at January 31, 2017 was $14 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three months ended January 31, 2017 and 2016 was not significant. For the three months ended January 31, 2017 and 2016 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at January 31, 2017 was $2 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2017 was $9 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2017, was zero. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2017.

There were 39 foreign exchange forward contracts open as of January 31, 2017 and designated as cash flow hedges. There were 138 foreign exchange forward contracts open as of January 31, 2017 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2017 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(9)	$78
British Pound	(30)	(17)
Canadian Dollar	(20)	(3)
Australian Dollar	3	15
Malaysian Ringgit	—	(3)
Japanese Yen	(44)	(7)
Other	3	(12)
Totals	$(97)	$51

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2017	October 31, 2016	Balance Sheet Location	January 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$5	Other accrued liabilities	$—	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$5	$4	Other accrued liabilities	$3	$5
Total derivatives	$8	$9		$3	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive income (loss)	$2	$4
Gain reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$1
Derivatives not designated as hedging instruments:
Loss recognized in other income (expense)	$(3)	$(2)

The estimated amount of existing net gain at January 31, 2017 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $4 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2017 and 2016, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$—	$6	$4	$4	$—	$—
Interest cost on benefit obligation	3	3	3	4	1	1
Expected return on plan assets	(6)	(6)	(10)	(11)	(2)	(2)
Amortization:
Actuarial losses	1	2	9	7	3	3
Prior service cost	—	(1)	—	—	(2)	(2)
Total net plan costs	$(2)	$4	$6	$4	$—	$—
Curtailments and settlements gains		$(16)	$(32)

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2017. We contributed $3 million to our non-U.S. defined benefit plans during the three months ended January 31, 2017.

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2016. We contributed $4 million to our non-U.S. defined benefit plans during the three months ended January 31, 2016.

We expect to contribute $25 million to our U.S. defined benefit plans during the remainder of 2017 and we expect to contribute $17 million to our non-U.S. defined benefit plans during the remainder of 2017.

In Japan, Agilent has defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the three months ended January 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The transfer resulted in a net gain of $32 million recorded within cost of sales and operating expenses in the condensed consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income.

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

Due to these plan amendments, we recorded a curtailment gain of $15 million in the U.S. Plans during the three months ended January 31, 2016. In addition, we recognized a settlement gain of $1 million related to the U.S. Supplemental Benefits Retirement Plan during the three months ended January 31, 2016.

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

A summary of the standard warranty accrual activity is shown in the table below:

	January 31,
	2017	2016
	(in millions)
Beginning balance as of November 1	$35	$31
Accruals for warranties including change in estimate	13	21
Settlements made during the period	(13)	(14)
Ending balance as of January 31,	$35	$38

Accruals for warranties due within one year	$34	$36
Accruals for warranties due after one year	1	2
Ending balance as of January 31,	$35	$38

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

12. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of January 31, 2017, the company had borrowings of $89 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2017.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes will mature on November 1, 2017. All interest rate swap contracts associated with the 2017 senior notes have been terminated and the amounts to be amortized over the remaining life of the senior notes as of January 31, 2017 was $1 million. All outstanding notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the 2017 senior notes in the three months ended January 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2017			October 31, 2016
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	—	—	—	100	1	101
2020 Senior Notes	498	14	512	498	15	513
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	595	—	595	595	—	595
2026 Senior Notes	297	—	297	297	—	297
Total	$1,788	$14	$1,802	$1,888	$16	$1,904

The 2017 senior notes are repayable within one year and have been reclassified to short-term debt, see Note 12, "Short-Term Debt". On November 1, 2016, we adopted new guidance related to the presentation of debt issuance costs in the balance sheet. As a result, the amortized principal of long-term debt decreased by $8 million. The table above for October 31, 2016 reflects the new disclosure requirement. Please refer to Note 2, "New Accounting Pronouncements" for additional information.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. Other than described above, there have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2017 and October 31, 2016 are detailed above.

14. STOCKHOLDERS' EQUITY

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2017, we repurchased approximately 2.5 million shares for $111 million under this authorization. During the three months ended January 31, 2016, we repurchased approximately 2.5 million shares for $102 million under this authorization. As of January 31, 2017, we had remaining authorization to repurchase up to $693 million of our common stock under this program.

In the first quarter of 2017, we retired 292.5 million treasury shares at an aggregate cost of $10.6 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first quarter of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $3.9 billion to additional paid-in-capital.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2017, we paid cash dividends of $0.132 per common share or $42 million on the company's common stock. During the three months ended January 31, 2016, we paid cash dividends of $0.115 per common share or $38 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2017	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2016	$(197)	$146	$(451)	$(1)	$(503)

Other comprehensive income (loss) before reclassifications	(4)	—	3	2	1

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	22	(1)	19

Tax (expense) benefit	1	1	(8)	—	(6)

Other comprehensive income (loss)	(3)	(1)	17	1	14

As of January 31, 2017	$(200)	$145	$(434)	$—	$(489)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2017 and 2016 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2017	2016

Unrealized gains on derivatives	$1	$1	Cost of products
	1	1	Total before income tax
	(1)	—	(Provision) benefit for income tax
	—	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(22)	(13)
Prior service benefit	2	19
	(20)	6	Total before income tax
	6	(4)	(Provision) benefit for income tax
	(14)	2	Total net of income tax

Total reclassifications for the period	$(14)	$3

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost together with curtailments and settlements (see Note 10 "Retirement Plans and Post Retirement Pension Plans").

15. SEGMENT INFORMATION

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, software as a service, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, pension curtailment or settlement gains, restructuring and transformational expenses, acquisition and integration costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Three months ended January 31, 2017:
Total net revenue	$540	$164	$363	$1,067
Segment income from operations	$126	$23	$74	$223
Three months ended January 31, 2016:
Total net revenue	$526	$158	$344	$1,028
Segment income from operations	$114	$15	$76	$205

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2017	2016
	(in millions)
Total reportable segments’ income from operations	$223	$205
Transformational initiatives	(2)	(11)
Amortization of intangibles	(31)	(43)
Acquisition and integration costs	(14)	(5)
Business exit and divestiture costs (primarily our NMR business)	—	(5)
Pension settlement gain	32	1
Pension curtailment gain	—	15
Other	(2)	(2)
Interest income	4	2
Interest expense	(20)	(18)
Other income (expense), net	3	3
Income before taxes, as reported	$193	$142

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, including deferred tax assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Assets:
As of January 31, 2017	$1,677	$2,052	$1,102	$4,831
As of October 31, 2016	$1,687	$1,960	$1,082	$4,729

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

On January 20, 2017, we completed the acquisition of 100 percent of the stock of Multiplicom NV (“Multiplicom”), a leading European diagnostics company with state-of-the-art genetic testing technology and products, for approximately $72 million in cash. Multiplicom, headquartered in Belgium, develops, manufactures and commercializes molecular diagnostic assays, provided as kits, which enable personalized medicine. The financial results of Multiplicom have been included within Agilent's from the date of the transaction.

Net revenue of $1,067 million for the three months ended January 31, 2017 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2017 had an unfavorable impact on revenue of approximately 1 percentage points when compared to the same period last year.

Revenue in the life sciences and applied markets business for the three months ended January 31, 2017, increased 3 percent when compared to the same period last year. Overall, foreign currency movements had no significant impact on revenue for this business in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the life science research market. Within the applied markets, and excluding the impact of foreign currency movements and acquisitions, there was strong revenue growth in the food market in addition to modest revenue growth in the chemical and energy market in the three months ended January 31, 2017, when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2017, increased 4 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, our performance within the diagnostics and clinical market continued to improve, led by strong revenue growth from our companion diagnostics and nucleic acid solutions businesses. There was modest growth in the pharmaceutical market offset by declines in the life science research market in the three months ended January 31, 2017 when compared to the same period last year.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2017, increased 6 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, revenue grew across nearly all key markets led by strong growth in the pharmaceutical and biotechnology market as well as revenue growth in the food and diagnostic and clinical market in the three months ended January 31, 2017 when compared to the same period last year.

Net income for the three months ended January 31, 2017 was $168 million compared to $121 million for the corresponding period last year. In the three months ended January 31, 2017, cash generated from operations was $116 million.

For the three months ended January 31, 2017 and 2016, cash dividends of $42 million and $38 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2017, we repurchased approximately 2.5 million shares for $111 million under this authorization. During the three months ended January 31, 2016, we repurchased approximately 2.5 million shares for $102 million under this authorization. As of January 31, 2017, we had remaining authorization to repurchase up to $693 million of our common stock under this program.

In the first quarter of 2017, we retired 292.5 million treasury shares at an aggregate cost of $10.6 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first quarter of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $3.9 billion to additional paid-in-capital.

Looking forward, we expect to continue to focus on the growth of operating margin in our businesses by continuing to explore new ways to simplify our operations, differentiate product solutions and improve our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. While we are still uncertain about today's political and economic environment, we are optimistic about our growth opportunities in our key end markets and geographies such as China and emerging markets. We expect continued strength in the pharmaceutical market and solid growth in the food and the diagnostics and clinical markets. Although we are encouraged by the growth we saw in the chemical and energy market this quarter, we remain uncertain about whether the growth is sustainable at this time. The unfavorable effects of changes in foreign currency exchange rates decreased revenue by approximately 1 percentage point in the three months ended January 31, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point in the three months ended January 31, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Net revenue:
Products	$818	$795	3%
Services and other	249	233	7%
Total net revenue	$1,067	$1,028	4%

Net revenue of $1,067 million for the three months ended January 31, 2017 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2017 had an unfavorable impact on revenue of approximately 1 percentage point when compared to the same period last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 7 percent in the three months ended January 31, 2017 compared to the same period last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base. Service and other revenue increased due to strong companion diagnostics revenue, increased service contract repairs and compliance services and preventative maintenance.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$540	$526	3%
Diagnostics and genomics	164	158	4%
Agilent Crosslab	363	344	6%
Total net revenue	$1,067	$1,028	4%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2017, increased 3 percent when compared to the same period last year. Overall, foreign currency movements had no significant impact on revenue for this business in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the life science research market. Within the applied markets, and excluding the impact of foreign currency movements and acquisitions, there was strong revenue growth in the food market in addition to modest revenue growth in the chemical and energy market in the three months ended January 31, 2017, when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2017, increased 4 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, our performance within the diagnostics and clinical markets continued to improve, led by strong revenue growth from our companion diagnostics and nucleic acid solutions businesses. There was modest growth in the pharmaceutical markets offset by declines in the life science research markets in the three months ended January 31, 2017 when compared to the same period last year.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2017, increased 6 percent when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in the three months ended January 31, 2017. Excluding the impact of foreign currency movements and acquisitions, revenue grew across nearly all key markets led by strong growth in the pharmaceutical and biotechnology market as well as revenue growth in the food and diagnostic and clinical market in the three months ended January 31, 2017 when compared to the same period last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
Total gross margin	53.8%	52.2%	2 ppts
Operating margin	19.3%	15.1%	4 ppts

(in millions)
Research and development	$79	$78	1%
Selling, general and administrative	$289	$304	(5)%

Total gross margin for the three months ended January 31, 2017 increased 2 percentage points when compared to the same period last year. In the three months ended January 31, 2017 gross margin increased 1 percentage point in our life sciences and applied markets business, increased 2 percentage points in our diagnostics and genomics business and declined 2 percentage points in our Agilent CrossLab business, respectively, when compared to the same period last year. Increases in total gross margin for the three months ended January 31, 2017, reflects higher volume and improved business mix along with lower costs related to warranty and the impact of an employee pension settlement gain offset by increased inventory charges and wage increases.

Total operating margin increased 4 percentage points in the three months ended January 31, 2017, when compared to the same period last year. In the three months ended January 31, 2017, operating margin increased 2 percentage points in our life sciences and applied markets business, increased 5 percentage points in our diagnostics and genomics business and decreased 2 percentage points in our Agilent CrossLab business, respectively, when compared to the same period last year. In the three months ended January 31, 2017, total operating margin increased due to improved gross margin, the impact of an employee pension settlement gain and lower amortization expense and transformational initiatives costs when compared to the same period last year.

Research and development expenses in the three months ended January 31, 2017 increased 1 percent due to an increase in headcount from acquisitions in the past year increasing costs such as wages in addition to increased program spending on new products when compared to the lower spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 5 percent for the three months ended January 31, 2017 when compared to the same period last year. Selling, general and administrative expenses decreased due to the impact of an employee pension settlement gain recognized in the first quarter, decreases in amortization expense of intangible assets and transformational initiatives costs partially offset by increases in acquisition and integration costs, and wages.

At January 31, 2017, our headcount was approximately 12,600 as compared to approximately 12,100 at January 31, 2016.

Other income (expense), net

In the three months ended January 31, 2017 and 2016 other income (expense), net includes $3 million in both periods of income in respect of the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 3-4 years of approximately $12 million per year.

Income Taxes

The company’s effective tax rate was 13.0 percent and 14.8 percent for the three months ended January 31, 2017 and 2016, respectively. The income tax expense was $25 million and $21 million for the three months ended January 31, 2017 and 2016, respectively.

The income tax provision for the three months ended January 31, 2017 included net discrete tax benefits of $2 million.  The net discrete tax benefit for the three months ended January 31, 2017, included $7 million of tax benefit for the settlement of an audit in Italy, $11 million of tax expense related to the employee pension settlement gain recognized and $6 million of other discrete tax benefit items.

The income tax provision for the three months ended January 31, 2016 included net discrete tax benefit of $6 million. The net discrete tax benefit for the three months ended January 31, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's 2015 fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the US retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the three months ended January 31, 2016 also included $9 million of tax benefit related primarily to return to provision adjustments and $2 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first three months of fiscal 2017.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.  During the first quarter of 2017, the company settled its ongoing tax audit in Italy for the years 2011-2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we concluded that no adjustment to our condensed consolidated financial statements is appropriate at this time.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)

Net revenue	$540	$526	3%

Life sciences and applied markets business revenue for the three months ended January 31, 2017 increased 3 percent when compared to the same period last year. Overall, foreign currency movements for the three months ended January 31, 2017 had no significant impact on revenue. Geographically, revenue increased 3 percent in the Americas, increased 10 percent in Asia Pacific excluding Japan with a 1 percentage point unfavorable currency impact, declined 8 percent in Europe with a 2 percentage point unfavorable currency impact and increased 14 percent in Japan with a 9 percentage point favorable currency impact for the three months ended January 31, 2017 compared to the same period last year. Strong growth in China again led the geographic revenue increase during the three months ended January 31, 2017 helping offset revenue decreases in Europe. Liquid chromatography products had solid growth helped by continued strength in the pharmaceutical market. Gas chromatography mass spectrometry saw strong demand on the strength of both single and triple quad products. Sales of software and informatics grew substantially with sales in China leading the way.

End market performance was led by revenue increase in the food market, with growth in China a major contributor as the country continues to expand regulations and standards to insure the quality of its food supply. The pharmaceutical market was again strong across most product lines driven by the replacement business. The chemical and energy market rebounded modestly this quarter compared to the same period last year, but consistent growth needs to be seen before we would conclude there is a recovery. The diagnostic and clinical market growth was mixed with weakness in the Americas.

Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect strong sales funnels given a number of significant new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio.

We are watching the chemical and energy market for signs of sustained recovery, and believe our product portfolio, including our well-received recent gas chromatography product introduction, Intuvo, is well positioned to address customer needs when that market does fully recover.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months

Gross margin	59.6%	58.7%	1 ppt
Operating margin	23.4%	21.7%	2 ppts

(in millions)
Research and development	$50	$48	5%
Selling, general and administrative	$146	$147	(1)%

Gross margins for products and services for the three months ended January 31, 2017, increased 1 percentage point when compared to the same period last year. The increase in gross margins was due to higher volumes of business and reduced warranty costs related to programs aimed at product repair efficiencies.

Research and development expenses for the three months ended January 31, 2017, increased 5 percent when compared to the same period last year. The increase in research and development was due to program spending on new products across the portfolio.

Selling, general and administrative expenses for the three months ended January 31, 2017, decreased 1 percent when compared to the same period last year. The decrease in selling general and administrative expenses was due both to decreased discretionary spending and a lower reallocation of shared Agilent expenses among business segments.

Operating margins for product and services increased 2 percentage points for the three months ended January 31, 2017 when compared to the same period last year. The increase in operating margin was due to revenue growth, improved gross margins, and the reduction of selling, general and administrative expenses.

Income from Operations

Income from operations for the three months ended January 31, 2017, increased $12 million, on a corresponding revenue increases of $14 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)

Net revenue	$164	$158	4%

Diagnostics and genomics business revenue for the three months ended January 31, 2017 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2017 had an unfavorable impact of 1 percentage point on revenue. Positive growth performance was led by strength in companion diagnostics and nucleic acid solutions. Geographically, revenue increased 7 percent in the Americas, declined 14 percent in Asia Pacific excluding Japan with a 1 percentage point unfavorable currency impact, increased 5 percent in Europe with 3 percentage point unfavorable currency impact and declined 2 percent in Japan with a 7 percentage point favorable currency impact for the three months ended January 31, 2017 compared to the same period last year. Regionally, Americas and Europe led the gains. The performance in the Americas was assisted by positive growth in sales in our pathology business, continued market demand in the nucleic acid solutions and good momentum in the companion diagnostic business. Europe results were supported by our pathology, and the companion diagnostic business. Asia Pacific, our relatively smaller region, declined due to lower shipments in China and Japan. China was impacted by shipments delays due to Lunar New Year at the end of the quarter.

On January 20, 2017, Agilent completed its previously announced acquisition of Multiplicom, a leading European diagnostics company with state-of-the-art genetic testing technology and products. Multiplicom’s solutions enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy.

The positive growth in the three months ended January 31, 2017 was led by demand for oligos in our nucleic acid solutions business, a strong ramp in our PD-L1 assays and continued revenue growth driven by Omnis reagents. We also had good momentum in our companion diagnostic business and strength in the target enrichment portfolio in our genomics business due to increasing adoption of next-generation sequencing (NGS) in clinical applications. The end markets in diagnostics and clinical research continue to be strong and growing.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months

Gross margin	54.8%	52.7%	2 ppts
Operating margin	14.3%	9.6%	5 ppts

(in millions)
Research and development	$20	$21	(5)%
Selling, general and administrative	$47	$47	—

Gross margins for products and services for the three months ended January 31, 2017, increased 2 percentage points when compared to the same period last year. The increase in gross margins was due to higher volumes and better business mix partially offset by wage increases.

Research and development expenses for the three months ended January 31, 2017, decreased 5 percent when compared to the same period last year. This was one percentage point lower as a percentage of revenue. The marginal decrease in research and development was due to favorable currency and lower R&D project spending.

Selling, general and administrative expenses for the three months ended January 31, 2017, was flat when compared to the same period last year. Selling general and administrative expense was flat as the wage increases were offset by favorable currency movements and savings initiatives.

Operating margin for products and services increased 5 percentage points for the three months ended January 31, 2017 when compared to the same period last year. The increase in operating margin was due to higher volumes, better gross margins and favorable currency impact on expenses.

Income from Operations

Income from operations for the three months ended January 31, 2017, increased $8 million, on a corresponding revenue increase of $6 million. The increase was due to higher volumes and reduced research and development expenses.

Agilent CrossLab

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, software as a service, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months
	(in millions)

Net revenue	$363	$344	6%

Agilent CrossLab business revenue for the three months ended January 31, 2017 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2017 had an unfavorable impact of 1 percentage point on revenue. Geographically, revenue increased 7 percent in the Americas, increased 11 percent in Asia Pacific excluding Japan with a 3 percentage point unfavorable currency impact, declined 1 percent in Europe with 4 percentage point unfavorable currency impact and increased 9 percent in Japan with a 9 percentage point favorable currency impact for the three months ended January 31, 2017 compared to the same period last year. Although the revenue growth was observed across a broad range of the CrossLab product and service portfolio, the growth was especially noticeable in service contracts, chemistries, remarketed instruments and education.

Agilent CrossLab business saw positive revenue growth in nearly all the key end markets. Revenue growth was led by the pharmaceutical and biotechnology market, primarily from the generics and small molecule pharmaceutical market in China, the Americas and India. From a percentage stand point, revenue growth in the diagnostic market and the food market were the highest. Revenue growth was weakest in the chemical and energy market and the forensics market.

Looking forward, we expect continued strength in the pharmaceutical and biotechnology markets to drive growth in the near term. From a geographical stand point, we remain optimistic on the market growth and market penetration opportunities in China and the emerging markets. Other factors for near term revenue growth will rely on upcoming product launches from our consumables pipeline, as well as on our investment in our laboratory enterprise offerings.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2017	2016	Months

Gross margin	48.5%	50.1%	(2) ppts
Operating margin	20.3%	22.1%	(2) ppts

(in millions)
Research and development	$12	$11	5%
Selling, general and administrative	$90	$85	6%

Gross margins for products and services for the three months ended January 31, 2017, decreased 2 percentage points when compared to the same period last year. The decrease in gross margins was primarily due to unfavorable foreign currency impact, higher transaction taxes from increasing sales into China, and unfavorable inventory excess and obsolescence charges.

Research and development expenses for the three months ended January 31, 2017, increased 5 percent when compared to the same period last year. The increase in research and development was primarily due to an increase in headcount from the iLab acquisition and wage increases.

Selling, general and administrative expenses for the three months ended January 31, 2017, increased 6 percent when compared to the same period last year. The increase in selling general and administrative expenses was primarily due to an increase in the allocation of shared Agilent costs, wage increases, and partially due to the iLab acquisition.

Operating margins for products and services decreased 2 percentage points for the three months ended January 31, 2017 when compared to the same period last year. The decrease in operating margins was due primarily to the decrease in gross margin as well as rising field selling costs and the iLab acquisition.

Income from Operations

Income from operations for the three months ended January 31, 2017, decreased $2 million, on a corresponding revenue increases of $19 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2017 consisted of cash and cash equivalents of $2,241 million as compared to $2,289 million as of October 31, 2016.

As of January 31, 2017, approximately $2,204 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are asserted as indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $116 million for the three months ended January 31, 2017 compared to cash inflow of $111 million for the same period in 2016. In the three months ended January 31, 2017, we paid approximately $58 million under our variable and incentive pay programs, as compared to a total of $47 million paid during the same period of 2016. The increase in the incentive amount paid in 2017 compared to the same period last year is primarily due to changes made for certain incentive pay programs which are now paid annually versus semi-annually in 2016. Net cash paid for income taxes was approximately $27 million and $37 million in the three months ended January 31, 2017 and 2016, respectively. For the three months ended January 31, 2017 and 2016, other assets and liabilities used cash of $61 million and $16 million, respectively. The usage of cash in the three months ended January 31, 2017 in other assets and liabilities was largely related to the payment of income taxes, interest payment on senior notes, transaction taxes and the employee pension settlement gain. The usage of cash in the three months ended January 31, 2016 in other assets and liabilities was largely the result of income tax payments.

In the three months ended January 31, 2017, accounts receivable used cash of $31 million compared to cash used of $15 million for the same period in 2016.  Days’ sales outstanding increased to 55 days as of January 31, 2017 from 54 days compared to a year ago. Accounts payable provided cash of $9 million for the three months ended January 31, 2017 compared to cash used of $18 million in the same period in 2016. Cash used for inventory was $26 million for the three months ended January 31, 2017 compared to cash used of $13 million for the same period in 2016. Inventory days on-hand decreased to 101 days as of January 31, 2017 compared to 102 days as of the end of the same period last year.

We contributed approximately $3 million and $4 million to our defined benefit plans in the three months ended January 31, 2017 and 2016, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $42 million to our defined benefit plans during the remainder of 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $101 million for the three months ended January 31, 2017 as compared to net cash used in investing activities of $28 million. Investments in property, plant and equipment were $32 million for the three months ended January 31, 2017 compared to $38 million in the same period of 2016. We expect that total capital expenditures for the current year will be approximately $200 million. In the three months ended January 31, 2017, we invested $70 million in acquisition of business, net of cash acquired, compared to $235 million in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2017 was $58 million compared to cash used of $139 million for the same period of 2016.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2017, we repurchased approximately 2.5 million shares for $111 million under this authorization. During the three months ended January 31, 2016, we repurchased approximately 2.5 million shares for $102 million under this authorization. As of January 31, 2017, we had remaining authorization to repurchase up to $693 million of our common stock under this program.

In the first quarter of 2017, we retired 292.5 million treasury shares at an aggregate cost of $10.6 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first quarter of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $3.9 billion to additional paid-in-capital.

Dividends

During the three months ended January 31, 2017, we paid cash dividends of $0.132 per common share or $42 million on the company's common stock. During the three months ended January 31, 2016, we paid cash dividends of $0.115 per common share or $38 million on the company's common stock.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. During the three months ended January 31, 2017, the company had borrowings of $131 million and repaid $42 million. As of January 31, 2017, the company had borrowings of $89 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2017.

 Short-term debt and Long-term debt

On November 1, 2016, we adopted new guidance related to the presentation of debt issuance costs in the balance sheet. As a result, the amortized principal of long-term debt decreased by $8 million. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2017 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Other

As of January 31, 2017 our contractual obligations reported under “other purchase commitments”  were approximately $50 million, a decrease of approximately $12 million in the first three months of fiscal year 2017, primarily due to the reduction in commitments that occurred as purchases were made. There were no other substantial changes from our 2016 Annual Report on Form 10-K to our contractual commitments in the first three months of fiscal 2017. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $166 million and $190 million related to uncertain tax positions of continuing operations as of January 31, 2017 and October 31, 2016, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent and 55 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2017 and 2016, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 1 percentage point in the three months ended January 31, 2017. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2017, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 1 percentage point in the three months ended January 31, 2017. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our strategic initiatives to adjust our cost structure could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Transactions such as acquisitions have resulted, and may in the future result in, unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment.

Integrating the operations of acquired businesses within Agilent could be a difficult, costly and time-consuming process that involves a number of risks. Acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team, business infrastructure and sales and distribution methodologies and assimilate and retain geographically dispersed, decentralized operations and personnel. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and key customers, increased exposure to certain governmental regulations and compliance requirements and increased costs and use of resources. Further, the integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

Even if we are able to successfully integrate acquired businesses within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve our operating margin targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of this transaction.

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

We derive a portion of our revenue from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third party intellectual property licenses and we cannot ensure that these licenses will continue to be available to us in the future on favorable terms or at all.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success depends in large part on our proprietary technology, including technology we obtained through acquisitions. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results.

Our pending patent, copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage.

We may need to spend significant resources monitoring our intellectual property rights and we may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which allow them to compete with us using that intellectual property.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional income tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to income taxes in the U.S., Singapore and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations from time to time. Any changes in corporate income tax laws relating to transfer pricing or repatriation of capital, any changes in the interpretation of existing tax laws and regulations, or any implementation of tax laws relating to proposals to curb base erosion and profit shifting or proposals for fundamental U.S., Singapore and any other foreign corporate tax reform, could lead to increases in overall tax liability, which could materially impact our effective tax rate and have a significant adverse impact on our results of operations. We are also subject to ongoing tax examinations of our tax returns by the U.S. Internal Revenue Service and other tax authorities in various jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require a high degree of judgment and estimation. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.

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

We currently have outstanding an aggregate principal amount of $1.9 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions. As of January 31, 2017, we had borrowings of $89 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, since we have consolidated our manufacturing facilities, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

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

As of January 31, 2017, we had cash and cash equivalents of approximately $2.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
November 1, 2016 through November 30, 2016	2,320,643	$45.21	2,320,643	$693
December 1, 2016 through December 31, 2016	—	N/A	—	$693
January 1, 2017 through January 31, 2017	—	N/A	—	$693
Total	2,320,643	$45.21	2,320,643	$693

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of January 31, 2017, all repurchased shares have been retired.

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

Dated:	March 8, 2017	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 8, 2017	By:	/s/ Rodney Gonsalves
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