Form 10-Q
period 2017-04-30
AGILENT TECHNOLOGIES INC
filed 2017-06-06
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 31, 2017
COMMON STOCK, $0.01 PAR VALUE	321,337,443

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net revenue:
Products	$842	$787	$1,660	$1,582
Services and other	260	232	509	465
Total net revenue	1,102	1,019	2,169	2,047
Costs and expenses:
Cost of products	366	357	715	722
Cost of services and other	144	132	288	258
Total costs	510	489	1,003	980
Research and development	84	81	163	159
Selling, general and administrative	307	318	596	622
Total costs and expenses	901	888	1,762	1,761
Income from operations	201	131	407	286
Interest income	5	3	9	5
Interest expense	(20)	(18)	(40)	(36)
Other income (expense), net	5	1	8	4
Income before taxes	191	117	384	259
Provision for income taxes	27	26	52	47
Net income	$164	$91	$332	$212

Net income per share:
Basic	$0.51	$0.28	$1.03	$0.65
Diluted	$0.50	$0.28	$1.02	$0.64

Weighted average shares used in computing net income per share:
Basic	321	326	322	327
Diluted	325	328	325	330

Cash dividends declared per common share	$0.132	$0.115	$0.264	$0.230

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Net income	$164	$91	$332	$212
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $(4), $1 and $(3)	(1)	(9)	—	(6)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $(1), $(1) and $(1)	(1)	—	(1)	(1)
Foreign currency translation, net of tax expense of $1, $8, $0 and $7	7	145	4	89
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $3, $11 and $7	9	6	26	21
Change in net prior service benefit, net of tax benefit of $(1), $(1), $(2) and $(6)	(2)	(3)	(3)	(11)
Other comprehensive income	12	139	26	92
Total comprehensive income	$176	$230	$358	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,389	$2,289
Accounts receivable, net	677	631
Inventory	548	533
Other current assets	186	182
Total current assets	3,800	3,635
Property, plant and equipment, net	675	639
Goodwill	2,568	2,517
Other intangible assets, net	373	408
Long-term investments	134	135
Other assets	466	460
Total assets	$8,016	$7,794
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265	$257
Employee compensation and benefits	241	235
Deferred revenue	301	269
Short-term debt	241	—
Other accrued liabilities	139	184
Total current liabilities	1,187	945
Long-term debt	1,802	1,904
Retirement and post-retirement benefits	317	360
Other long-term liabilities	335	339
Total liabilities	3,641	3,548
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 321 million shares at April 30, 2017 and 614 million shares at October 31, 2016 issued	3	6
Treasury stock at cost; zero shares at April 30, 2017 and 290 million shares at October 31, 2016	—	(10,508)
Additional paid-in-capital	5,239	9,159
(Accumulated deficit) retained earnings	(393)	6,089
Accumulated other comprehensive loss	(477)	(503)
Total stockholders' equity	4,372	4,243
Non-controlling interest	3	3
Total equity	4,375	4,246
Total liabilities and equity	$8,016	$7,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$332	$212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109	130
Share-based compensation	35	36
Deferred taxes	20	35
Excess and obsolete inventory related charges	15	12
Other non-cash expense, net	2	8
Changes in assets and liabilities:
Accounts receivable	(48)	19
Inventory	(29)	(13)
Accounts payable	6	(53)
Employee compensation and benefits	7	(13)
Other assets and liabilities	(76)	(8)
Net cash provided by operating activities	373	365

Cash flows from investing activities:
Investments in property, plant and equipment	(75)	(63)
Loan to equity method investment	—	(3)
Payment to acquire cost method investment	—	(80)
Payment in exchange for convertible note	—	(1)
Change in restricted cash and cash equivalents, net	—	245
Proceeds from sale of investment securities	—	1
Proceeds from divestitures	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(70)	(235)
Net cash used in investing activities	(144)	(136)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	26	32
Payment of taxes related to net share settlement of equity awards	(13)	(5)
Payment of dividends	(85)	(75)
Proceeds from revolving credit facility	228	255
Repayment of revolving credit facility	(87)	(20)
Treasury stock repurchases	(194)	(294)
Net cash used in financing activities	(125)	(107)

Effect of exchange rate movements	(4)	14

Net increase in cash and cash equivalents	100	136

Cash and cash equivalents at beginning of period	2,289	2,003
Cash and cash equivalents at end of period	$2,389	$2,139

Supplemental cash flow information:
Income tax paid, net	$41	$21
Interest payments	$40	$37

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2017 and 2016 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2016 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2017 and 2016, condensed consolidated statement of operations for the three and six months ended April 30, 2017 and 2016, and condensed consolidated statement of cash flows for the six months ended April 30, 2017 and 2016.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2017 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of April 30, 2017, the carrying value of our cost method investment in a VIE was $80 million with a maximum exposure of $80 million. The investments are included on the long-term investments line of the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of April 30, 2017. The fair value of our long-term debt, calculated from quoted prices which are

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $168 million and $104 million as of April 30, 2017 and October 31, 2016, respectively. The change in the excess of fair value over carrying value in the six months ended April 30, 2017 is due to fluctuations in market interest rates. The carrying value as of October 31, 2016 reflects the new accounting guidance related to the presentation of debt issuance costs which we adopted on November 1, 2016. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 except for the following:

In April 2015, the Financial Accounting Standards Board ("FASB") issued amendments to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments were effective for us beginning November 1, 2016. The impact of adoption to our condensed consolidated balance sheet was a decrease of $8 million in other assets and long-term debt. The October 31, 2016 consolidated balance sheet has been revised to reflect the new disclosure requirement.

In May 2014, the FASB issued amendments to the accounting guidance related to revenue recognition, Topic 606, Revenue from contracts with customers. The objective of the amendments was to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. The amendments are effective for us beginning fiscal 2019.   The company expects to adopt this guidance on November 1, 2018 and will apply the modified retrospective method. We are currently evaluating the impact the adoption of this standard will  have on our consolidated financial statements and disclosures.

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

In March 2017, the FASB issued guidance on the presentation of the net periodic pension and postretirement benefit cost. This guidance also specifies that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for us beginning November 1, 2018, including interim periods within those annual periods. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments are effective for us beginning November 1, 2018. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$3	$3	$9	$9
Research and development	1	1	3	3
Selling, general and administrative	11	10	24	25
Total share-based compensation expense	$15	$14	$36	$37

At April 30, 2017 and October 31, 2016, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
LTPP:
Volatility of Agilent shares	23%	24%	23%	24%
Volatility of selected peer-company shares	15%-63%	14%-50%	15%-63%	14%-50%
Price-wise correlation with selected peers	36%	35%	36%	35%

Post-vest restriction discount for all executive awards	5.3%	5.5%	5.3%	5.5%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulations model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.

For the volatility of our 2015 and 2016 LTPP (TSR) grants, we used the 3-year average historical stock price volatility of a group of our peer companies.  We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For the volatility of our 2017 LTPP (TSR) grants, we used our own historical stock price volatility.

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

All awards granted in 2017 and 2016 to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model (see table above). The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulations model and an expected dividend yield to compute the discount.

4.     INCOME TAXES

The company’s effective tax rate was 14.1 percent and 13.5 percent for the three and six months ended April 30, 2017, respectively. The company’s effective tax rate was 22.2 percent and 18.1 percent for the three and six months ended April 30, 2016, respectively. The income tax expense was $27 million and $52 million for the three and six months ended April 30, 2017, respectively. The income tax expense was $26 million and $47 million for the three and six months ended April 30, 2016, respectively.

The income tax provision for the three and six months ended April 30, 2017 included net discrete tax benefits of $1 million and $3 million, respectively. The net discrete tax benefit for the three months ended April 30, 2017 included $5 million of tax benefit related to return-to-provision adjustments in foreign jurisdictions and $4 million of tax expense related to changes in the realization of the deferred tax assets for unremitted foreign earnings. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2017 included $7 million of tax benefit for the settlement of an audit in Italy, $11 million of tax expense related to the employee pension settlement gain and $6 million of other discrete tax benefit items.

The income tax provision for the three and six months ended April 30, 2016 included net discrete tax expense of $3 million and tax benefit of $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2016 included a tax expense of $7 million for return-to-provision adjustments associated with the filing of the return in Germany, $5 million of which was determined to be out of period. The remaining discrete items in the quarter included an $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, $2 million tax expense of other miscellaneous return-to-provision adjustments in other foreign jurisdictions and $2 million of miscellaneous other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the six months ended April 30, 2016 also included $9 million of tax benefit related primarily to return-to-provision adjustments in Singapore and $2 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first six months of fiscal 2017.

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

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Numerator:
Net income	$164	$91	$332	$212
Denominator:
Basic weighted-average shares	321	326	322	327
Potential common shares— stock options and other employee stock plans	4	2	3	3
Diluted weighted-average shares	325	328	325	330

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2017, no options to purchase shares were excluded from the calculation of diluted earnings per share as compared to 2.1 million and 1.7 million options to purchase shares excluded for the three and six months ended April 30, 2016. In addition, we exclude from the calculation of diluted earnings per share stock options, ESPP, LTPP and restricted stock awards whose combined exercise price and unamortized fair value were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and six months ended April 30, 2017, 1,000 and 500 additional shares were excluded from the calculation of diluted earnings per share as compared to 2,600 and 3,500 additional shares excluded for the three and six months ended April 30, 2016.

6. INVENTORY

	April 30, 2017	October 31, 2016
	(in millions)
Finished goods	$342	$339
Purchased parts and fabricated assemblies	206	194
Inventory	$548	$533

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2017:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2016	$790	$1,223	$504	$2,517
Foreign currency translation impact	—	2	(2)	—
Goodwill arising from acquisitions	—	51	—	51
Goodwill as of April 30, 2017	$790	$1,276	$502	$2,568

The components of other intangibles as of April 30, 2017 and October 31, 2016 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2016
Purchased technology	$823	$572	$251
Backlog	1	1	—
Trademark/Tradename	149	61	88
Customer relationships	263	211	52
Total amortizable intangible assets	1,236	845	391
In-Process R&D	17	—	17
Total	$1,253	$845	$408
As of April 30, 2017
Purchased technology	$836	$609	$227
Trademark/Tradename	149	67	82
Customer relationships	146	99	47
Total amortizable intangible assets	1,131	775	356
In-Process R&D	17	—	17
Total	$1,148	$775	$373

On January 20, 2017, we acquired Multiplicom NV (“Multiplicom”), a leading European diagnostics company with state-of-the-art genetic testing technology and products, for approximately $72 million in cash. The valuation of the tangible and intangible assets of this acquisition was finalized in the second quarter of fiscal year 2017 and as a result we adjusted goodwill and other intangible assets by an immaterial amount. We recorded additions to goodwill of $51 million and additions to other intangible assets of $26 million during the six months ended April 30, 2017. During the six months ended April 30, 2017, we also wrote-off the gross carrying amount of $131 million and the related accumulated amortization of fully amortized intangible assets. During the six months ended April 30, 2017, other intangible assets, net increased $1 million due to the impact of foreign exchange translation.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets during the three and six months ended April 30, 2017 and 2016, respectively. There were no indicators of impairment of goodwill during the six months ended April 30, 2017.

Amortization expense of intangible assets was $31 million and $62 million for the three and six months ended April 30, 2017, respectively. Amortization expense of intangible assets was $40 million and $83 million for the three and six months ended April 30, 2016, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2017 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2017	$53
2018	$87
2019	$63
2020	$52
2021	$39
2022	$28
Thereafter	$34

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017 were as follows:

		Fair Value Measurement at April 30, 2017 Using
	April 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,457	$1,457	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,493	$1,487	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$34	$—	$34	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 were as follows:

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,482	$1,482	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,522	$1,513	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$39	$—	$39	$—

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

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2017 and 2016, there were no impairments of long-lived assets held and used. For the three and six months ended April 30, 2017 and 2016, there were no impairments of long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2017, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014, we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at April 30, 2017 was not significant. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at April 30, 2017 was $13 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and six months ended April 30, 2017 and 2016 was not significant. For the three and six months ended April 30, 2017 and 2016 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at April 30, 2017 was $2 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2017 was $9 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2017, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2017.

There were 43 foreign exchange forward contracts open as of April 30, 2017 and designated as cash flow hedges. There were 146 foreign exchange forward contracts open as of April 30, 2017 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2017 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(2)	$124
British Pound	(41)	25
Canadian Dollar	(28)	9
Australian Dollar	4	11
Malaysian Ringgit	—	(2)
Japanese Yen	(47)	—
Other	10	35
Totals	$(104)	$202

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2017	October 31, 2016	Balance Sheet Location	April 30, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$5	Other accrued liabilities	$2	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$4	$4	Other accrued liabilities	$2	$5
Total derivatives	$6	$9		$4	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017		2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(1)	$(10)	$1		$(6)
Gain reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$1	$2		$2
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$—	$(3)	$—	—	$(3)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$—	$5	$(3)		$3

The estimated amount of existing net gain at April 30, 2017 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2017 and 2016, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended April 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$—	$6	$4	$5	$—	$—
Interest cost on benefit obligation	5	4	3	4	2	1
Expected return on plan assets	(6)	(6)	(10)	(11)	(2)	(1)
Amortization:
Actuarial losses	1	—	9	7	2	2
Prior service cost	(1)	(1)	—	—	(2)	(3)
Total net plan costs	$(1)	$3	$6	$5	$—	$(1)
Curtailments and settlements gains	$—	$—	$—	$—	$—	$—

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Six Months Ended April 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$—	$12	$8	$9	$—	$—
Interest cost on benefit obligation	8	7	6	8	3	2
Expected return on plan assets	(12)	(12)	(20)	(22)	(4)	(3)
Amortization:	—	—	—	—	—	—
Actuarial losses	2	2	18	14	5	5
Prior service cost	(1)	(2)	—	—	(4)	(5)
Total net plan costs	$(3)	$7	$12	$9	$—	$(1)
Curtailments and settlements gains	$—	$(16)	$(32)	$—	$—	$—

We contributed $25 million to our U.S. defined benefit plans during both the three and six months ended April 30, 2017. We contributed $6 million and $9 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2017, respectively.

We made no contributions to our U.S. defined benefit plans during the three months ended April 30, 2016. We contributed $9 million and $13 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2016, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2017 and we expect to contribute $12 million to our non-U.S. defined benefit plans during the remainder of 2017.

In Japan, Agilent has defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans were composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the six months ended April 30, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The transfer resulted in a net gain of $32 million recorded within cost of sales and operating expenses in the condensed consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2017	2016
	(in millions)
Beginning balance as of November 1	$35	$31
Accruals for warranties including change in estimate	24	33
Settlements made during the period	(25)	(27)
Ending balance as of April 30,	$34	$37

Accruals for warranties due within one year	$33	$36
Accruals for warranties due after one year	1	1
Ending balance as of April 30,	$34	$37

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

12. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. As of April 30, 2017, the company had borrowings of $141 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2017.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes will mature on November 1, 2017 and have been included in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

short-term debt. All interest rate swap contracts associated with the 2017 senior notes have been terminated and the amounts to be amortized over the remaining life of the senior notes as of April 30, 2017 was not significant. All outstanding notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the 2017 senior notes in the six months ended April 30, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2017			October 31, 2016
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	—	—	—	100	1	101
2020 Senior Notes	498	13	511	498	15	513
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	596	—	596	595	—	595
2026 Senior Notes	297	—	297	297	—	297
Total	$1,789	$13	$1,802	$1,888	$16	$1,904

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

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. Other than described above, there have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2017 and October 31, 2016 are detailed above.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and six months ended April 30, 2017, we repurchased approximately 1.6 million shares for $83 million and 4.1 million shares for $194 million under this authorization. During the three and six months ended April 30, 2016, we repurchased approximately 2.6 million shares for $94 million and 5.1 million shares for $196 million under this authorization. As of April 30, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the six months ended April 30, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first six months of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2017, we paid cash dividends of $0.132 per common share or $43 million and $0.264 per common share or $85 million on the company's common stock, respectively. During the three and six months ended April 30, 2016, we paid cash dividends of $0.115 per common share or $37 million and $0.230 per common share or $75 million on the company's common stock, respectively.

On May 17, 2017 our board of directors declared a quarterly cash dividend of $0.132 per share of common stock, or approximately $42 million which will be paid on July 26, 2017 to all shareholders of record at close of business on July 3, 2017 . The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2017	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2017	$(200)	$145	$(434)	$—	$(489)

Other comprehensive income (loss) before reclassifications	8	—	—	(1)	7

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(3)	12	(1)	8

Tax (expense) benefit	(1)	1	(3)	—	(3)

Other comprehensive income (loss)	7	(2)	9	(2)	12

As of April 30, 2017	$(193)	$143	$(425)	$(2)	$(477)

Six Months Ended April 30, 2017

As of October 31, 2016	$(197)	$146	$(451)	$(1)	$(503)

Other comprehensive income before reclassifications	4	—	3	1	8

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(5)	34	(2)	27

Tax (expense) benefit	—	2	(11)	—	(9)

Other comprehensive income (loss)	4	(3)	26	(1)	26

As of April 30, 2017	$(193)	$143	$(425)	$(2)	$(477)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2017 and 2016 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Unrealized gains on derivatives	$1	$1	$2	$2	Cost of products
	1	1	2	2	Total before income tax
	—	(1)	(1)	(1)	Provision for income tax
	1	—	1	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(12)	(9)	(34)	(22)
Prior service benefit	3	4	5	23
	(9)	(5)	(29)	1	Total before income tax
	2	2	8	(2)	(Provision) benefit for income tax
	(7)	(3)	(21)	(1)	Total net of income tax

Total reclassifications for the period	$(6)	$(3)	$(20)	$—

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$523	$495	$1,063	$1,021
Diagnostics and Genomics	201	178	365	336
Agilent CrossLab	378	346	741	690
Total net revenue	$1,102	$1,019	$2,169	$2,047

Segment Income From Operations:
Life Sciences and Applied Markets	$110	$94	$236	$208
Diagnostics and Genomics	49	27	72	42
Agilent CrossLab	82	74	156	150
Total segment income from operations	$241	$195	$464	$400

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(in millions)
Total reportable segments’ income from operations	$241	$195	$464	$400
Transformational initiatives	—	(10)	(2)	(21)
Amortization of intangibles	(31)	(40)	(62)	(83)
Acquisition and integration costs	(7)	(12)	(21)	(17)
Business exit and divestiture costs (primarily our NMR business)	—	(1)	—	(6)
Pension settlement gain	—	—	32	1
Pension curtailment gain	—	—	—	15
Other	(2)	(1)	(4)	(3)
Interest income	5	3	9	5
Interest expense	(20)	(18)	(40)	(36)
Other income (expense), net	5	1	8	4
Income before taxes, as reported	$191	$117	$384	$259

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	April 30, 2017	October 31, 2016
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$1,658	$1,687
Diagnostics and Genomics	2,066	1,960
Agilent CrossLab	1,117	1,082
Total segment assets	$4,841	$4,729

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

Net revenue of $1,102 million for the three months ended April 30, 2017 increased 8 percent when compared to the same period last year. Net revenue of $2,169 million for the six months ended April 30, 2017 increased 6 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2017 had an unfavorable impact on revenue of approximately 1 percentage point for both periods when compared to the same periods last year.

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2017, increased 6 percent and 4 percent, respectively, when compared to the same periods last year. Overall, foreign currency movements had no impact on revenue in the three months ended April 30, 2017 and had an unfavorable impact of 1 percentage point on revenue in the six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the diagnostics and clinical market and the life science research market. Within the applied markets, there was strong revenue growth in the environmental and chemical and energy markets with modest revenue growth in the food market and ongoing declines in the forensics market in the three and six months ended April 30, 2017, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2017, increased 13 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, our performance within the diagnostics and clinical market continued to improve, led by strong revenue growth from our nucleic acid solutions, pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2017, increased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, revenue grew across nearly all key markets led by strong growth in the diagnostics and clinical, environmental, food and the chemical and energy markets. There was moderate revenue growth in the pharmaceutical and biotechnology market in the three and six months ended April 30, 2017 when compared to the same periods last year.

Net income for the three and six months ended April 30, 2017 was $164 million and $332 million, respectively, compared to $91 million and $212 million for the corresponding periods last year. In the six months ended April 30, 2017, cash generated from operations was $373 million compared to $365 million in the same period last year.

For the six months ended April 30, 2017 and 2016, cash dividends of $85 million and $75 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. Our repurchases, if any, may be impacted by our share price as well as other market conditions. During the three and six months ended April 30, 2017, we repurchased approximately 1.6 million shares for $83 million and 4.1 million shares for $194 million under this authorization. During the three and six months ended April 30, 2016, we repurchased approximately 2.6 million shares for $94 million and 5.1 million shares for $196 million under this authorization. As of April 30, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the six months ended April 30, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first six months of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Looking forward, we expect to continue to focus on the growth of operating margin in our businesses by continuing to explore new ways to simplify our operations, differentiate product solutions and improve our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. With our growing product solutions portfolio, we remain optimistic about our growth opportunities in our key end markets and geographies. We expect continued strength in the pharmaceutical and biotechnology market and solid growth in the diagnostics and clinical markets. Within the chemical and energy market, we are encouraged by two consecutive quarters of revenue growth but a cyclical recovery in these markets cannot yet be determined. Growth in the life science research market is expected to remain challenging and we expect growth to be flat to slightly down for fiscal year 2017. The unfavorable effects of changes in foreign currency exchange rates decreased revenue by approximately 1 percentage point in the six months ended April 30, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point in the six months ended April 30, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)
Net revenue:
Products	$842	$787	$1,660	$1,582	7%	5%
Services and other	260	232	509	465	12%	9%
Total net revenue	$1,102	$1,019	$2,169	$2,047	8%	6%

Net revenue of $1,102 million for the three months ended April 30, 2017 increased 8 percent when compared to the same period last year. Net revenue of $2,169 million for the six months ended April 30, 2017 increased 6 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2017 had an unfavorable impact on revenue of approximately 1 percentage point for both periods when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 12 percent and 9 percent in the three and six months ended April 30, 2017 compared to the same periods last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base. For the three months ended April 30, 2017, services and other revenue grew at a higher rate than in the six month period primarily due to increasingly strong revenue growth from our companion diagnostics business. For the six months ended April 30, 2017, services and other revenue increased due to continued strong companion diagnostics revenue, increased service contract repairs and compliance services and preventative maintenance.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$523	$495	$1,063	$1,021	6%	4%
Diagnostics and genomics	201	178	365	336	13%	9%
Agilent Crosslab	378	346	741	690	9%	8%
Total net revenue	$1,102	$1,019	$2,169	$2,047	8%	6%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2017, increased 6 percent and 4 percent, respectively, when compared to the same periods last year. Overall, foreign currency movements had no impact on revenue in the three months ended April 30, 2017 and had an unfavorable impact of 1 percentage point on revenue in the six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, our performance within the life sciences market continued to show strength with consistent revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the diagnostics and clinical market and the life science research market. Within the applied markets, there was strong revenue growth in the environmental and chemical and energy markets with modest revenue growth in the food market and ongoing declines in the forensics market in the three and six months ended April 30, 2017, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2017, increased 13 percent and 9 percent, respectively, when compared to the same period last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, our performance within the diagnostics and clinical market continued to improve, led by strong revenue growth from our nucleic acid solutions, pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2017, increased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and six months ended April 30, 2017 when compared to the same periods last year. For the three and six months ended April 30, 2017, revenue grew across nearly all key markets led by strong growth in the diagnostics and clinical, environmental, food and the chemical and energy markets. There was moderate revenue growth in the pharmaceutical and biotechnology market in the three and six months ended April 30, 2017 when compared to the same periods last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Total gross margin	53.7%	52.0%	53.8%	52.1%	2 ppts	2 ppts
Operating margin	18.2%	12.9%	18.8%	14.0%	5 ppts	5 ppts

(in millions)
Research and development	$84	$81	$163	$159	4%	3%
Selling, general and administrative	$307	$318	$596	$622	(4)%	(4)%

Total gross margin for the three and six months ended April 30, 2017 increased 2 percentage points in both periods when compared to the same periods last year. In the three and six months ended April 30, 2017 gross margin increased 1 percentage point in both periods in our life sciences and applied markets business, increased 4 percentage points and 3 percentage points in our diagnostics and genomics business and was flat and decreased 1 percentage point in our Agilent CrossLab business, respectively, when compared to the same periods last year. Increases in total gross margin for the three months ended April 30, 2017, reflects higher sales volume and lower manufacturing costs partially offset by unfavorable product mix and wage increases. Increases in total gross margin for the six months ended April 30, 2017, reflects higher sales volume, lower manufacturing costs and the impact of an employee pension settlement gain partially offset by unfavorable product mix and increased inventory charges and wage increases.

Total operating margin increased 5 percentage points in both the three and six months ended April 30, 2017, when compared to the same periods last year. In the three and six months ended April 30, 2017, operating margin increased 2 percentage points in both periods in our life sciences and applied markets business, increased 9 percentage points and 7 percentage points in our diagnostics and genomics business and was flat and decreased 1 percentage point in our Agilent CrossLab business, respectively, when compared to the same periods last year. In the three months ended April 30, 2017, total operating margin increased due to improved gross margin, the impact of lower amortization expense, lower acquisition and integration costs and lower transformational initiatives costs when compared to the same period last year. In the six months ended April 30, 2017, total operating margin increased due to improved gross margin, the impact of an employee pension settlement gain and lower amortization expense and transformational initiatives costs when compared to the same period last year.

Research and development expenses in the three and six months ended April 30, 2017 increased 4 percent and 3 percent, respectively, due to an increase in headcount from acquisitions in the past year increasing costs such as wages in addition to increased program spending on new products related to all of our businesses when compared to lower spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 4 percent in both the three and six months ended April 30, 2017, respectively, when compared to the same period last year. Selling, general and administrative expenses decreased due to the impact of an employee pension settlement gain recognized in the first quarter, decreases in amortization expense of intangible assets and transformational initiatives costs partially offset by increased wages and variable pay.

At April 30, 2017, our headcount was approximately 12,900 as compared to approximately 12,200 at April 30, 2016.

Other income (expense), net

In the three and six months ended April 30, 2017 and 2016, other income (expense), net includes $3 million and $6 million of income, respectively, related to the provision of site service costs to, and lease income from Keysight . The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 3-4 years of approximately $12 million per year.

Income Taxes

The company’s effective tax rate was 14.1 percent and 13.5 percent for the three and six months ended April 30, 2017, respectively. The company’s effective tax rate was 22.2 percent and 18.1 percent for the three and six months ended April 30,

2016, respectively. The income tax expense was $27 million and $52 million for the three and six months ended April 30, 2017, respectively. The income tax expense was $26 million and $47 million for the three and six months ended April 30, 2016, respectively.

The income tax provision for the three and six months ended April 30, 2017 included net discrete tax benefits of $1 million and $3 million, respectively. The net discrete tax benefit for the three months ended April 30, 2017 included $5 million of tax benefit related to return-to-provision adjustments in foreign jurisdictions and $4 million of tax expense related to changes in the realization of the deferred tax assets for unremitted foreign earnings. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2017 included $7 million of tax benefit for the settlement of an audit in Italy, $11 million of tax expense related to the employee pension settlement gain and $6 million of other discrete tax benefit items.

The income tax provision for the three and six months ended April 30, 2016 included net discrete tax expense of $3 million and tax benefit of $3 million, respectively. The net discrete tax expense for the three months ended April 30, 2016 included a tax expense of $7 million for return-to-provision adjustments associated with the filing of the return in Germany, $5 million of which was determined to be out of period. The remaining discrete items in the quarter included an $8 million tax benefit related to the realization of tax credits that reduce the deferred tax liability for unremitted foreign earnings, $2 million tax expense of other miscellaneous return-to-provision adjustments in other foreign jurisdictions and $2 million of miscellaneous other discrete tax expense. In addition to the aforementioned, the net discrete tax benefit for the six months ended April 30, 2016 included $5 million of tax benefit for the extension, which occurred in the first quarter of 2016, of the U.S. research and development tax credit attributable to the company's prior fiscal year, and $6 million of tax expense related to the curtailment gain recognized with respect to the U.S. retirement plan and Supplemental Benefits Plan. The net discrete tax benefit for the six months ended April 30, 2016 also included $9 million of tax benefit related primarily to return-to-provision adjustments in Singapore and $2 million of other discrete tax expense items.

In the U.S., tax years remain open back to the year 2012 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first six months of fiscal 2017.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$523	$495	$1,063	$1,021	6%	4%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2017 increased 6 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements had no overall impact on revenue for the three months ended April 30, 2017, and had an unfavorable impact of 1 percentage point for the six months ended April 30, 2017. Geographically, revenue increased 1 percent in the Americas with a 1 percentage point favorable currency impact, increased 8 percent in Europe with a 4 percentage point unfavorable currency impact and increased 7 percent in Asia Pacific with no currency impact for the three months ended April 30, 2017 compared to the same period last year. Revenue increased 2 percent in the Americas with a 1 percentage point favorable currency impact, decreased 2 percent in Europe with a 3 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with no currency impact for the six months ended April 30, 2017 compared to the same period last year. During the three months ended April 30, 2017, spectroscopy products had solid growth helped by a strong product offering and rebounding markets into which they sell. Gas chromatography and gas chromatography mass spectrometry saw strong revenue growth helped by increased demand in chemical and energy market sales. Sales of software and informatics also had very strong growth. For the six months ended April 30, 2017, the primary drivers of growth were software and informatics, gas chromatography mass spectrometry and liquid chromatography.

For the three months ended April 30, 2017, end market performance was led by encouraging demand in the chemical and energy markets. Pharmaceutical and biotechnology markets continued to have solid growth during our second quarter as did environmental sales. Continued weakness was seen in both diagnostic and clinical markets as well as life science research. Growth in food markets moderated after consecutive strong quarters due partially to difficult year on year revenue comparisons. For the six months ended April 30, 2017, chemical and energy and pharmaceutical sales were the primary drivers of growth, with weakness coming from life science research and diagnostic and clinical sales.

Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We expect strong sales funnels given a number of significant planned new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. We expect continued demand across most end markets. We are encouraged by the continued growth in the chemical and energy markets but a cyclical recovery in these markets cannot yet be determined. Growth in the life science research market is expected to remain challenged and flat for fiscal year 2017.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months

Gross margin	59.9%	58.5%	59.8%	58.6%	1 ppt	1 ppt
Operating margin	21.1%	19.0%	22.3%	20.4%	2 ppts	2 ppts

(in millions)
Research and development	$52	$48	$102	$96	8%	6%
Selling, general and administrative	$151	$147	$297	$294	3%	1%

Gross margins for products and services for the three and six months ended April 30, 2017, increased 1 percentage point for both periods when compared to the same periods last year. The increase in gross margins for the three months ended April 30, 2017 was due primarily to both increased volume and economies of scale plus successful efforts to lower manufacturing material costs. The increase in gross margins for the six months ended April 30, 2017 was also due primarily to increased volume and lower manufacturing material costs helping offset higher transaction taxes from rising sales into India and China.

Research and development expenses for the three and six months ended April 30, 2017, increased 8 percent and 6 percent, respectively, when compared to the same periods last year. The increase in research and development for the three months ended April 30, 2017 was due to increased wages, an increase in variable pay, and higher project spending for expected new product releases. The increase in research and development for the six months ended April 30, 2017 was similarly due to increased wages, increased variable pay, and higher project spending for future new products.

Selling, general and administrative expenses for the three and six months ended April 30, 2017, increased 3 percent and 1 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2017 was due primarily to increased wages and increased variable pay. The increase in selling, general and administrative expenses for the six months ended April 30, 2017 was also due to increases in wages and variable pay.

Operating margin for product and services for the three and six months ended April 30, 2017 increased 2 percentage points for both periods when compared to the same periods last year. The increase in operating margin for the three months ended April 30, 2017 was due to revenue growth, improved gross margins, and moderate operating expense growth. The increase in operating margin for the six months ended April 30, 2017 was also due to revenue growth, improved gross margins, and moderate operating expense growth.

Income from Operations

Income from operations for the three and six months ended April 30, 2017, increased $16 million and $28 million, respectively, on a corresponding revenue increases of $28 million and $42 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$201	$178	$365	$336	13%	9%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2017 increased 13 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2017 had an overall unfavorable impact on revenue of 1 percentage point for both periods when compared to the same periods last year. Geographically, revenue increased 13 percent in the Americas with no currency impact, 11 percent in Europe with a 4 percentage point unfavorable currency impact and increased 19 percent in Asia Pacific with a 2 percentage point favorable currency impact for the three months ended April 30, 2017 compared to the same period last year. Revenue increased 10 percent in the Americas with no currency impact, increased 8 percent in Europe with a 3 percentage points unfavorable currency impact and increased 6 percent in Asia Pacific with a 2 percentage points favorable currency impact for the six months ended April 30, 2017 compared to the same period last year. Regionally, Americas and Europe led the revenue growth. The growth in the Americas was assisted by continued strength in our nucleic acid solutions division, growth in sales in our pathology business and good momentum in the companion diagnostic business. Europe results were supported by growth in our genomics, and the companion diagnostic business. Asia Pacific, our relatively smaller region, increased due to better shipment volumes in Japan.

On January 20, 2017, Agilent completed its previously announced acquisition of Multiplicom, a leading European diagnostics company with state-of-the-art genetic testing technology and products. Multiplicom’s solutions enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Multiplicom added 1 percentage point of revenue growth in the three months ended April 30, 2017.

The growth in the three months ended April 30, 2017 was led by a strong growth in advanced staining as well as our PharmDx kits. We also continued to see strong performance in our companion diagnostic business driven by demand from our new and existing pharmaceutical partners. A settlement related to a customer supply agreement in our NASD business contributed to our growth by 4 percentage points in the three months ended April 30, 2017. The growth in the six months ended April 30, 2017 was led by a strong growth in our pathology reagents, momentum in the companion diagnostics business and strength in the target enrichment portfolio (due to increasing adoption of next-generation sequencing (NGS) in clinical applications). The end markets in diagnostics and clinical research continue to be strong and growing.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as our Omnis instruments and reagents, PD-L1 assays and SureFISH gain traction with our customers in clinical oncology applications and our target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months

Gross margin	57.6%	54.1%	56.4%	53.4%	4 ppts	3 ppts
Operating margin	24.2%	15.0%	19.7%	12.5%	9 ppts	7 ppts

(in millions)
Research and development	$19	$21	$39	$42	(7)%	(6)%
Selling, general and administrative	$48	$49	$95	$96	(1)%	(1)%

Gross margins for products and services for the three and six months ended April 30, 2017, increased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. The increase in gross margins for the three and six months ended April 30, 2017 was due to higher volumes and better margins in our pathology business, partially offset by unfavorable product mix and wage increases.

Research and development expenses for the three and six months ended April 30, 2017, decreased 7 percent and 6 percent, respectively, when compared to the same periods last year. The decrease in research and development for the three and six months ended April 30, 2017 was due to favorable currency and lower research and development project spending partially offset by additional research and development expenses related to our recent acquisition of Multiplicom.

Selling, general and administrative expenses for the three and six months ended April 30, 2017 decreased 1 percent when compared to the same periods last year. The decrease in selling, general and administrative expenses for the three and six months ended April 30, 2017 was due to favorable currency and lower program spending partially offset by the additional selling, general and administrative expenses related to our recent acquisition of Multiplicom.

Operating margin for product and services for the three and six months ended April 30, 2017 increased 9 percentage points and 7 percentage points, respectively, when compared to the same periods last year. The increase in operating margin for the three months ended April 30, 2017 was due to higher volumes, better gross margins, favorable product mix and favorable currency impact on expenses. The increase in operating margin for the six months ended April 30, 2017 was driven by increased revenue.

Income from Operations

Income from operations for the three and six months ended April 30, 2017, increased $22 million and $30 million, respectively, on a corresponding revenue increases of $23 million and $29 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$378	$346	$741	$690	9%	8%

Agilent CrossLab business revenue for the three and six months ended April 30, 2017 increased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2017 had an overall unfavorable impact on revenue of 1 percentage point for both periods when compared to the same periods last year. Geographically, revenue increased 10 percent in the Americas with no currency impact, increased 3 percent in Europe with a 4 percentage point unfavorable currency impact and increased 15 percent in Asia Pacific with no currency impact for the three months ended April 30, 2017 compared to the same period last year. Revenue increased 8 percent in the Americas with no currency impact, increased 1 percent in Europe with a 4 percentage point unfavorable currency impact and increased 13 percent in Asia Pacific with no currency impact for the six months ended April 30, 2017 compared to the same period last year. Revenue from service contracts, remarketed instrument sales, installation services and education services continued to lead the revenue growth in both the three and six months ended April 30, 2017. During the six months ended April 30, 2017, the consumables business as a whole strengthened, driven by the revenue growth from the supplies portfolio.

Agilent CrossLab business saw positive revenue growth in nearly all the key end markets. The pharmaceutical and biotechnology market led the revenue growth, primarily from services to the generics and small molecule pharmaceutical market. Revenue growth was weakest in the forensics and the life science research market due to constrained government spending.

Looking forward, we expect balanced strength in nearly all key end markets to drive growth in the near term. From a geographical stand point, we remain optimistic on the market growth and market penetration opportunities in China and the emerging markets. Other factors for near term revenue growth to include upcoming product launches from our consumables pipeline, as well as on our investment in our laboratory enterprise offerings.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2017	2016	2017	2016	Months	Months

Gross margin	49.7%	49.3%	49.1%	49.7%	—	(1) ppt
Operating margin	21.6%	21.5%	21.0%	21.8%	—	(1) ppt

(in millions)
Research and development	$12	$11	$24	$22	10%	7%
Selling, general and administrative	$94	$85	$184	$170	11%	9%

Gross margins for products and services for the three and six months ended April 30, 2017, was relatively flat and decreased 1 percentage point, respectively, when compared to the same periods last year. The slight increase in gross margins for the three months ended April 30, 2017 reflected the benefit of a higher sales volume offset by an unfavorable product mix and an unfavorable currency impact. The decrease in gross margins for the six months ended April 30, 2017 was due to an unfavorable currency impact, higher transaction taxes from rising sales into India and China, and unfavorable inventory excess and obsolescence charges.

Research and development expenses for the three and six months ended April 30, 2017, increased 10 percent and 7 percent, respectively, when compared to the same periods last year. The increase in research and development expenses was primarily due to the headcount increase from the iLab acquisition and partially due to wage increases.

Selling, general and administrative expenses for the three and six months ended April 30, 2017, increased 11 percent and 9 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses was primarily due to an increase in field selling costs and wage increases, and partially due to the headcount increase from the iLab acquisition.

Operating margin for product and services for the three and six months ended April 30, 2017 was flat and decreased 1 percentage point, respectively, when compared to the same periods last year. The flat operating margin for the three months ended April 30, 2017 was due to having the slight increase in gross margins being offset by rising field selling costs and costs related to the iLab acquisition. The decrease in operating margin for the six months ended April 30, 2017 was due to the decrease in gross margin as well as rising field selling costs and costs related to the iLab acquisition.

Income from Operations

Income from operations for the three and six months ended April 30, 2017, increased $8 million and $6 million, respectively, on a corresponding revenue increases of $32 million and $51 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2017 consisted of cash and cash equivalents of $2,389 million as compared to $2,289 million as of October 31, 2016.

As of April 30, 2017, approximately $2,350 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are asserted as indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $373 million for the six months ended April 30, 2017 compared to cash inflow of $365 million for the same period in 2016. In the six months ended April 30, 2017, we paid approximately $58 million under our variable and incentive pay programs, as compared to a total of $47 million paid during the same period of 2016. The increase in the incentive amount paid in 2017 compared to the same period last year is primarily due to changes made for certain incentive pay programs which are now paid annually versus semi-annually in 2016. Net cash paid for income taxes was approximately $41 million and $21 million in the six months ended April 30, 2017 and 2016, respectively. For the six months ended April 30, 2017 and 2016, other assets and liabilities used cash of $76 million and $8 million, respectively. The usage of cash in the six months ended April 30, 2017 in other assets and liabilities was largely related to the payment of income taxes, interest payments on senior notes, transaction taxes and the employee pension settlement gain. The usage of cash in the six months ended April 30, 2016 in other assets and liabilities was largely the result of income tax payments.

In the six months ended April 30, 2017, accounts receivable used cash of $48 million compared to cash provided of $19 million for the same period in 2016.  Days’ sales outstanding increased to 55 days as of April 30, 2017 from 53 days compared to a year ago. Accounts payable provided cash of $6 million for the six months ended April 30, 2017 compared to cash used of $53 million in the same period in 2016. In the six months ended April 30, 2016, we made an early payment of $17 million related to our implementation of our new enterprise resource planning system. Cash used for inventory was $29 million for the six months ended April 30, 2017 compared to cash used of $13 million for the same period in 2016. Inventory days on-hand decreased to 97 days as of April 30, 2017 compared to 102 days as of the end of the same period last year.

We contributed approximately $34 million and $13 million to our defined benefit plans in the six months ended April 30, 2017 and 2016, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $12 million to our defined benefit plans during the remainder of 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $144 million for the six months ended April 30, 2017 as compared to net cash used in investing activities of $136 million. Investments in property, plant and equipment were $75 million for the six months ended April 30, 2017 compared to $63 million in the same period of 2016. We expect that total capital expenditures for the current year will be approximately $200 million. In the six months ended April 30, 2017, we invested $70 million in acquisition of business, net of cash acquired, compared to $235 million in the same period last year. In the six months ended April 30, 2017, there were no purchases of cost method investments, compared to $80 million of purchases of investments in the same period last year. Restricted cash was zero in the six months ended April 30, 2017 compared to $245 million in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2017 was $125 million compared to cash used of $107 million for the same period of 2016.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. Our repurchases, if any, may be impacted by our share price as well as other market conditions. During the six months ended April 30, 2017, we repurchased approximately 4.1 million shares for $194 million under this authorization. During the six months ended April 30, 2016, we repurchased approximately 5.1 million shares for $196 million under this authorization. As of April 30, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the six months ended April 30, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first six months of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Dividends

During the six months ended April 30, 2017, we paid cash dividends of $0.264 per common share or $85 million on the company's common stock. During the six months ended April 30, 2016, we paid cash dividends of $0.230 per common share or $75 million on the company's common stock.

On May 17, 2017, our board of directors declared a quarterly cash dividend of $0.132 per share of common stock, or approximately $42 million which will be paid on July 26, 2017 to all shareholders of record at close of business on July 3, 2017.The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million so that the aggregate commitments under the facility now total $700 million. During the six months ended April 30, 2017, the company had borrowings of $228 million and repaid $87 million. As of April 30, 2017, the company had borrowings of $141 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2017.

 Short-term debt and Long-term debt

On November 1, 2016, we adopted new guidance related to the presentation of debt issuance costs in the balance sheet. As a result, the amortized principal of long-term debt decreased by $8 million. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2017 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Other

As of April 30, 2017 our contractual obligations reported under “other purchase commitments” were approximately $42 million, a decrease of approximately $20 million in the first six months of fiscal year 2017, primarily due to the reduction in commitments that occurred as purchases were made. There were no other substantial changes from our 2016 Annual Report on Form 10-K to our contractual commitments in the first six months of fiscal 2017. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $172 million and $190 million related to uncertain tax positions of continuing operations as of April 30, 2017 and October 31, 2016, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent and 55 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2017 and 2016, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 1 percentage point in the six months ended April 30, 2017. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2017, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 1 percentage point in the six months ended April 30, 2017. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

We currently have outstanding an aggregate principal amount of $1.9 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million so that the aggregate commitments under the facility now total $700 million and retained a provision that allows us to further increase commitments to the credit facility by $300 million in the aggregate, subject to certain conditions. As of April 30, 2017, we had borrowings of $141 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2017, we had cash and cash equivalents of approximately $2.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
February 1, 2017 through February 28, 2017	1,249,820	$50.22	1,249,820	$630
March 1, 2017 through March 31, 2017	386,353	$51.58	386,353	$610
April 1, 2017 through April 30, 2017	—	$—	—	$610
Total	1,636,173	$50.54	1,636,173	$610

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of April 30, 2017, all repurchased shares have been retired.

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

Dated:	June 6, 2017	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 6, 2017	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)

AGILENT TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document