Form 10-Q
period 2017-07-31
AGILENT TECHNOLOGIES INC
filed 2017-09-06
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017
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

Registrant’s telephone number, including area code: (408) 345-8886
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2017
COMMON STOCK, $0.01 PAR VALUE	321,828,003

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net revenue:
Products	$842	$798	$2,502	$2,380
Services and other	272	246	781	711
Total net revenue	1,114	1,044	3,283	3,091
Costs and expenses:
Cost of products	368	362	1,083	1,084
Cost of services and other	150	140	438	398
Total costs	518	502	1,521	1,482
Research and development	87	86	250	245
Selling, general and administrative	308	310	904	932
Total costs and expenses	913	898	2,675	2,659
Income from operations	201	146	608	432
Interest income	6	3	15	8
Interest expense	(19)	(17)	(59)	(53)
Other income (expense), net	5	2	13	6
Income before taxes	193	134	577	393
Provision for income taxes	18	10	70	57
Net income	$175	$124	$507	$336

Net income per share:
Basic	$0.55	$0.38	$1.57	$1.03
Diluted	$0.54	$0.38	$1.56	$1.02

Weighted average shares used in computing net income per share:
Basic	321	325	322	326
Diluted	326	328	325	329

Cash dividends declared per common share	$0.132	$0.115	$0.396	$0.345

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Net income	$175	$124	$507	$336
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax benefit of $(1), $(4), $0 and $(7)	(3)	(5)	(3)	(11)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $1, $(1) and $0	(1)	1	(2)	—
Foreign currency translation, net of tax expense (benefit) of $6, $(3), $6 and $4	57	(48)	61	41
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $2, $15 and $9	8	8	34	29
Change in net prior service benefit, net of tax benefit of $(1), $(1), $(3) and $(7)	(1)	(2)	(4)	(13)
Other comprehensive income (loss)	60	(46)	86	46
Total comprehensive income	$235	$78	$593	$382

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,563	$2,289
Accounts receivable, net	678	631
Inventory	566	533
Other current assets	189	182
Total current assets	3,996	3,635
Property, plant and equipment, net	716	639
Goodwill	2,612	2,517
Other intangible assets, net	375	408
Long-term investments	137	135
Other assets	425	460
Total assets	$8,261	$7,794
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$289	$257
Employee compensation and benefits	230	235
Deferred revenue	301	269
Short-term debt	280	—
Other accrued liabilities	141	184
Total current liabilities	1,241	945
Long-term debt	1,801	1,904
Retirement and post-retirement benefits	323	360
Other long-term liabilities	285	339
Total liabilities	3,650	3,548
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 322 million shares at July 31, 2017 and 614 million shares at October 31, 2016 issued	3	6
Treasury stock at cost; zero shares at July 31, 2017 and 290 million shares at October 31, 2016	—	(10,508)
Additional paid-in-capital	5,282	9,159
(Accumulated deficit) retained earnings	(260)	6,089
Accumulated other comprehensive loss	(417)	(503)
Total stockholders' equity	4,608	4,243
Non-controlling interest	3	3
Total equity	4,611	4,246
Total liabilities and equity	$8,261	$7,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$507	$336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160	190
Share-based compensation	48	47
Deferred taxes	83	34
Excess and obsolete inventory related charges	19	16
Other non-cash expense, net	5	16
Changes in assets and liabilities:
Accounts receivable	(29)	19
Inventory	(46)	(11)
Accounts payable	11	(27)
Employee compensation and benefits	(11)	(14)
Other assets and liabilities	(146)	(47)
Net cash provided by operating activities	601	559

Cash flows from investing activities:
Investments in property, plant and equipment	(118)	(87)
Loan to equity method investment	—	(3)
Payment to acquire cost method investment	—	(80)
Payment in exchange for convertible note	(1)	(1)
Change in restricted cash and cash equivalents, net	—	245
Proceeds from sale of investment securities	—	1
Proceeds from divestitures	1	—
Acquisitions of businesses and intangible assets, net of cash acquired	(127)	(235)
Net cash used in investing activities	(245)	(160)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	58	59
Payment of taxes related to net share settlement of equity awards	(13)	(6)
Payment of dividends	(127)	(112)
Proceeds from revolving credit facility	343	255
Repayment of revolving credit facility	(163)	(20)
Treasury stock repurchases	(194)	(388)
Net cash used in financing activities	(96)	(212)

Effect of exchange rate movements	14	9

Net increase in cash and cash equivalents	274	196

Cash and cash equivalents at beginning of period	2,289	2,003
Cash and cash equivalents at end of period	$2,563	$2,199

Supplemental cash flow information:
Income tax paid, net	$56	$54
Interest payments	$69	$66

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2017 and 2016 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2016 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2017 and October 31, 2016, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2017 and 2016, condensed consolidated statement of operations for the three and nine months ended July 31, 2017 and 2016, and condensed consolidated statement of cash flows for the nine months ended July 31, 2017 and 2016.

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

Retirement of Treasury Shares. Upon the formal retirement of treasury shares, we deduct the par value of the retired treasury shares from common stock and allocate the excess of cost over par as a deduction to additional paid-in capital, based on the pro-rata portion of additional paid-in-capital, and the remaining excess as a deduction to retained earnings. All retired treasury shares revert to the status of authorized but unissued shares.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2017 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of July 31, 2017, the carrying value of our cost method investment in a VIE was $80 million with a maximum exposure of $80 million. The investments are included on the long-term investments line of the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

no equity method investments as of July 31, 2017. The fair value of our long-term debt, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $169 million and $104 million as of July 31, 2017 and October 31, 2016, respectively. The change in the excess of fair value over carrying value in the nine months ended July 31, 2017 is due to fluctuations in market interest rates. The carrying value as of October 31, 2016 reflects the new accounting guidance related to the presentation of debt issuance costs which we adopted on November 1, 2016. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

In August 2017, the FASB issued amendments to hedge accounting intended to better align a company's risk management strategies and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments expand and refine accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. The amendments are effective for us beginning November 1, 2019, including the interim

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

periods within those annual periods. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Cost of products and services	$3	$2	$12	$11
Research and development	1	1	4	4
Selling, general and administrative	8	8	32	33
Total share-based compensation expense	$12	$11	$48	$48

At July 31, 2017 and October 31, 2016, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
LTPP:
Volatility of Agilent shares	23%	24%	23%	24%
Volatility of selected peer-company shares	15%-63%	14%-50%	15%-63%	14%-50%
Price-wise correlation with selected peers	36%	35%	36%	35%

Post-vest restriction discount for all executive awards	5.3%	5.5%	5.3%	5.5%

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

4.     INCOME TAXES

The company's income tax expense was $18 million and $70 million for the three and nine months ended July 31, 2017 with an effective tax rate of 9.3 percent and 12.1 percent, respectively. The income tax expense was $10 million and $57 million for the three and nine months ended July 31, 2016 with an effective tax rate of 7.5 percent and 14.5 percent, respectively.

The income tax provision for the three and nine months ended July 31, 2017 included net discrete tax benefits of $60 million and $63 million, respectively. The significant component of the net discrete tax benefit for the nine months ended July 31, 2017 included a $51 million tax benefit due to the settlement of an audit in Germany for the fiscal years 2005 to 2008.

The U.S. statute of limitations for audit of tax returns for the fiscal years 2012 and 2013 expired in July 2017. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $40 million. This discrete tax benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

During the current quarter, the company assessed its overall cash needs and funding sources for fiscal year 2017, which included evaluating its intent and ability regarding the indefinite reinvestment of foreign earnings from certain foreign subsidiaries and the use of cash tax attributes in anticipation of U.S. tax reform. Accordingly, the company determined that a portion of current year foreign earnings from its low tax jurisdictions would be repatriated in the near term. As such, a deferred tax liability for the expected repatriation of foreign earnings was accrued in the current quarter, which increased the annual estimated effective tax rate and the year to date tax expense of the company.

The income tax provision for the three and nine months ended July 31, 2016 included net discrete tax benefits of $6 million and $9 million, respectively. The significant component of the net discrete tax benefit for the nine months ended July 31, 2016 included an out of period correcting tax benefit of $11 million associated with a true-up of deferred tax liability for unremitted foreign earnings that should have been recorded in the third quarter of fiscal year 2015. The out-of-period correction was determined to be immaterial to the previously issued financial statements.

In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. Other than as mentioned above, there were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first nine months of fiscal year 2017.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.  During the first quarter of fiscal year 2017, the company settled its ongoing tax audit in Italy for the years 2011 to 2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million. During the three months ended July 31, 2017, the company settled its ongoing tax audit in Germany for the years 2005 to 2008, which resulted in the recognition of previously unrecognized tax benefits of approximately $51 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement which could partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Numerator:
Net income	$175	$124	$507	$336
Denominator:
Basic weighted-average shares	321	325	322	326
Potential common shares— stock options and other employee stock plans	5	3	3	3
Diluted weighted-average shares	326	328	325	329

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2017, no options to purchase shares were excluded from the calculation of diluted earnings per share as compared to zero and 1.1 million options to purchase shares excluded for the three and nine months ended July 31, 2016. In addition, we exclude from the calculation of diluted earnings per share stock options, ESPP, LTPP and restricted stock awards whose combined exercise price and unamortized fair value were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the three and nine months ended July 31, 2017, zero and 300 additional shares were excluded from the calculation of diluted earnings per share as compared to zero and 306,100 additional shares excluded for the three and nine months ended July 31, 2016.

6. INVENTORY

	July 31, 2017	October 31, 2016
	(in millions)
Finished goods	$358	$339
Purchased parts and fabricated assemblies	208	194
Inventory	$566	$533

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2017:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2016	$790	$1,223	$504	$2,517
Foreign currency translation impact	5	11	3	19
Goodwill arising from acquisitions	25	51	—	76
Goodwill as of July 31, 2017	$820	$1,285	$507	$2,612

The components of other intangibles as of July 31, 2017 and October 31, 2016 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2016
Purchased technology	$823	$572	$251
Backlog	1	1	—
Trademark/Tradename	149	61	88
Customer relationships	263	211	52
Total amortizable intangible assets	1,236	845	391
In-Process R&D	17	—	17
Total	$1,253	$845	$408
As of July 31, 2017
Purchased technology	$856	$630	$226
Trademark/Tradename	149	70	79
Customer relationships	155	106	49
Total amortizable intangible assets	1,160	806	354
In-Process R&D	21	—	21
Total	$1,181	$806	$375

On July 7, 2017, we completed the acquisition of Cobalt Light Systems (“Cobalt”), an Oxfordshire, U.K. based provider of differentiated Raman spectroscopic instruments for the pharmaceutical industry, applied markets and public safety, for approximately $53 million in cash. Due to the timing of the close, the valuation of the tangible and intangible assets of this acquisition is preliminary and will be finalized in the fourth quarter.

On January 20, 2017, we acquired Multiplicom NV (“Multiplicom”), a leading European diagnostics company with state-of-the-art genetic testing technology and products, for approximately $72 million in cash.

During the nine months ended July 31, 2017, we recorded additions to goodwill of $76 million and additions to other intangible assets of $52 million related to these acquisitions. During the nine months ended July 31, 2017, other intangible assets, net increased $4 million due to the impact of foreign exchange translation.

During the nine months ended July 31, 2017, we wrote-off the gross carrying amount of $131 million and the related accumulated amortization of fully amortized intangible assets.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets during the three and nine months ended July 31, 2017. During the three and nine months ended July 31, 2016, we recorded an impairment of $4 million due to the cancellation of a specific IPR&D project. There were no indicators of impairment of goodwill during the nine months ended July 31, 2017.

Amortization expense of intangible assets was $27 million and $89 million for the three and nine months ended July 31, 2017, respectively. Amortization expense of intangible assets was $37 million and $120 million for the three and nine months ended July 31, 2016, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2017 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2017	$27
2018	$91
2019	$66
2020	$55
2021	$43
2022	$31
Thereafter	$41

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2017 were as follows:

		Fair Value Measurement at July 31, 2017 Using
	July 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,549	$1,549	$—	$—
Derivative instruments (foreign exchange contracts)	7	—	7	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,587	$1,580	$7	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$39	$—	$39	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 were as follows:

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,482	$1,482	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,522	$1,513	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$39	$—	$39	$—

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

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2017 and 2016.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2017 , there were no impairments of long-lived assets held and used. For the three and nine months ended July 31, 2016, long-lived assets held and used relating to IPR&D projects with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which was included in net income. For the three and nine months ended July 31, 2017 and 2016, there were no impairments of long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of July 31, 2017, all interest rate swap contracts had either been terminated or had expired.

On November 25, 2008, we terminated two interest rate swap contracts associated with our 2017 senior notes that represented the notional amount of $400 million. On October 20, 2014, we prepaid $500 million out of $600 million principal of our 2017 senior notes and fully amortized the associated proportionate deferred gain to other income (expense). The remaining gain to be amortized related to the $100 million of 2017 senior notes at July 31, 2017 was immaterial. On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at July 31, 2017 was $12 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. Ineffectiveness in the three and nine months ended July 31, 2017 and 2016 was not significant. For the three and nine months ended July 31, 2017 and 2016 gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at July 31, 2017 was $2 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2017 was $9 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2017, was $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2017.

There were 57 foreign exchange forward contracts open as of July 31, 2017 and designated as cash flow hedges. There were 149 foreign exchange forward contracts open as of July 31, 2017 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2017 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(30)	$101
British Pound	(34)	9
Canadian Dollar	(30)	5
Australian Dollar	4	15
Malaysian Ringgit	—	(2)
Japanese Yen	(66)	26
Other	(16)	23
Totals	$(172)	$177

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2017 and October 31, 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2017	October 31, 2016	Balance Sheet Location	July 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$1	$5	Other accrued liabilities	$5	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$4	Other accrued liabilities	$3	$5
Total derivatives	$7	$9		$8	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017		2016
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(4)	$2	$(3)		$(4)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$(2)	$3		$—
Interest rate swap contracts:
Loss recognized in accumulated other comprehensive income (loss)	$—	$(11)	$—	—	$(14)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$10	$(2)	$7		$3

The estimated amount of existing net loss at July 31, 2017 that is expected to be reclassified from other comprehensive income (loss) to cost of sales within the next twelve months is $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2017 and 2016, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended July 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$5	$—	$—
Interest cost on benefit obligation	4	4	3	4	1	1
Expected return on plan assets	(7)	(6)	(10)	(11)	(1)	(2)
Amortization:
Actuarial losses	—	—	9	7	3	3
Prior service credits	—	—	—	—	(2)	(3)
Total net plan costs	$(3)	$(2)	$7	$5	$1	$(1)
Curtailments and settlements gains	$—	$—	$—	$—	$—	$—

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Nine Months Ended July 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost—benefits earned during the period	$—	$12	$13	$14	$—	$—
Interest cost on benefit obligation	12	11	9	12	4	3
Expected return on plan assets	(19)	(18)	(30)	(33)	(5)	(5)
Amortization:	—	—	—	—	—	—
Actuarial losses	2	2	27	21	8	8
Prior service credits	(1)	(2)	—	—	(6)	(8)
Total net plan costs	$(6)	$5	$19	$14	$1	$(2)
Curtailments and settlements gains	$—	$(16)	$(32)	$—	$—	$—

We contributed zero and $25 million to our U.S. defined benefit plans during both the three and nine months ended July 31, 2017. We contributed $6 million and $15 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2017, respectively.

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2016. We contributed $6 million and $19 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2016, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2017 and we expect to contribute $6 million to our non-U.S. defined benefit plans during the remainder of 2017.

In Japan, Agilent has defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans were composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the nine months ended July 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The final payment amount is subject to government approval and is expected to be approved by the government in fiscal year 2018. The initial transfer resulted in a net gain of $32 million recorded within cost of sales and operating expenses in the condensed consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2017	2016
	(in millions)
Beginning balance as of November 1	$35	$31
Accruals for warranties including change in estimate	38	41
Settlements made during the period	(41)	(36)
Ending balance as of July 31,	$32	$36

Accruals for warranties due within one year	$31	$35
Accruals for warranties due after one year	1	1
Ending balance as of July 31,	$32	$36

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

12. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of July 31, 2017, the company had borrowings of $180 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2017.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes will mature on November 1, 2017 and have been included in short-term debt. All interest rate swap contracts associated with the 2017 senior notes have been terminated and the amounts to be amortized over the remaining life of the senior notes as of July 31, 2017 was immaterial. All outstanding notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the 2017 senior notes in the nine months ended July 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2017			October 31, 2016
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	—	—	—	100	1	101
2020 Senior Notes	498	12	510	498	15	513
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	596	—	596	595	—	595
2026 Senior Notes	297	—	297	297	—	297
Total	$1,789	$12	$1,801	$1,888	$16	$1,904

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

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. Other than described above, there have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2017 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2017 and October 31, 2016 are detailed above.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and nine months ended July 31, 2017, we repurchased zero shares and 4.1 million shares for $194 million, respectively, under this authorization. During the three and nine months ended July 31, 2016, we repurchased approximately 2.2 million shares for $94 million and 7.3 million

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

shares for $290 million, respectively, under this authorization. As of July 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the nine months ended July 31, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first nine months of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2017, we paid cash dividends of $0.132 per common share or $42 million and $0.396 per common share or $127 million on the company's common stock, respectively. During the three and nine months ended July 31, 2016, we paid cash dividends of $0.115 per common share or $37 million and $0.345 per common share or $112 million on the company's common stock, respectively.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2017	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2017	$(193)	$143	$(425)	$(2)	$(477)

Other comprehensive income (loss) before reclassifications	63	—	—	(4)	59

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	12	(1)	9

Tax (expense) benefit	(6)	1	(4)	1	(8)

Other comprehensive income (loss)	57	(1)	8	(4)	60

As of July 31, 2017	$(136)	$142	$(417)	$(6)	$(417)

Nine Months Ended July 31, 2017

As of October 31, 2016	$(197)	$146	$(451)	$(1)	$(503)

Other comprehensive income (loss) before reclassifications	67	—	3	(3)	67

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(7)	46	(3)	36

Tax (expense) benefit	(6)	3	(15)	1	(17)

Other comprehensive income (loss)	61	(4)	34	(5)	86

As of July 31, 2017	$(136)	$142	$(417)	$(6)	$(417)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2017 and 2016 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Unrealized gain (loss) on derivatives	$1	$(2)	$3	$—	Cost of products
	1	(2)	3	—	Total before income tax
	—	1	(1)	—	(Provision) benefit for income tax
	1	(1)	2	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(12)	(10)	(46)	(32)
Prior service benefit	2	3	7	26
	(10)	(7)	(39)	(6)	Total before income tax
	3	1	12	(1)	(Provision) benefit for income tax
	(7)	(6)	(27)	(7)	Total net of income tax

Total reclassifications for the period	$(6)	$(7)	$(25)	$(7)

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
A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

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

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$531	$504	$1,594	$1,525
Diagnostics and Genomics	197	180	562	516
Agilent CrossLab	386	360	1,127	1,050
Total net revenue	$1,114	$1,044	$3,283	$3,091

Segment Income From Operations:
Life Sciences and Applied Markets	$113	$96	$349	$304
Diagnostics and Genomics	33	34	105	76
Agilent CrossLab	90	82	246	232
Total segment income from operations	$236	$212	$700	$612

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in millions)
Total reportable segments’ income from operations	$236	$212	$700	$612
Asset impairments	—	(4)	—	(4)
Transformational initiatives	(3)	(11)	(5)	(32)
Amortization of intangibles	(27)	(37)	(89)	(120)
Acquisition and integration costs	(4)	(11)	(25)	(28)
Business exit and divestiture costs (primarily our NMR business)	—	(1)	—	(7)
Pension settlement gain	—	—	32	1
Pension curtailment gain	—	—	—	15
Other	(1)	(2)	(5)	(5)
Interest income	6	3	15	8
Interest expense	(19)	(17)	(59)	(53)
Other income (expense), net	5	2	13	6
Income before taxes, as reported	$193	$134	$577	$393

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	July 31, 2017	October 31, 2016
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$1,735	$1,687
Diagnostics and Genomics	2,095	1,960
Agilent CrossLab	1,117	1,082
Total segment assets	$4,947	$4,729

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, repatriation of our earnings from foreign jurisdictions and its impact on our tax expense, lease and site services income from Keysight, the impact of foreign currency movements on our performance, our hedging programs, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, including in research and development, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension and other defined benefit plans, our strategic initiatives, our cost-control activities and other cost saving initiatives, uncertainties relating to Food and Drug Administration ("FDA") and other regulatory approvals, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, write down of investment values or loans and convertible notes, our stock repurchase program, our declared dividends, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On July 7, 2017, we completed the acquisition of Cobalt Light Systems (“Cobalt”) for approximately $53 million in cash. Cobalt, based in Oxfordshire, U.K., is a provider of differentiated Raman spectroscopic instruments for the pharmaceutical industry, applied markets and public safety. Cobalt's suite of benchtop and handheld/portable Raman spectroscopic instruments are based on proprietary technologies that enable through-barrier identification of chemicals and materials. The financial results of Cobalt have been included within Agilent's from the date of the transaction.

Net revenue of $1,114 million for the three months ended July 31, 2017 increased 7 percent when compared to the same period last year. Net revenue of $3,283 million for the nine months ended July 31, 2017 increased 6 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2017 had an unfavorable impact on revenue of approximately 1 percentage point for both periods when compared to the same periods last year.

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2017, increased 5 percent for both periods when compared to the same periods last year. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in the three months ended July 31, 2017 and had no overall impact on revenue in the nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, our performance within the life sciences market continued to show strong revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the diagnostics and clinical market and the academia and government market.

Within the applied markets, there was strong revenue growth in the chemical and energy markets with modest revenue growth in the environmental market in the three and nine months ended July 31, 2017, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2017, increased 9 percent for both periods when compared to the same periods last year. Foreign currency movements had an overall unfavorable impact of 1 percentage point on revenue in both the three and nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, our performance within the diagnostics and clinical market continued to improve, led by strong revenue growth from our pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2017, increased 7 percent for both periods when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, revenue grew across nearly all key markets led by strong growth in the academia and government, and pharmaceutical and biotechnology markets. There was moderate revenue growth in the diagnostics and clinical and food markets in the three and nine months ended July 31, 2017 when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2017 was $175 million and $507 million, respectively, compared to $124 million and $336 million for the corresponding periods last year. In the nine months ended July 31, 2017, cash generated from operations was $601 million compared to $559 million in the same period last year.

For the nine months ended July 31, 2017 and 2016, cash dividends of $127 million and $112 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. Our repurchases, if any, may be impacted by our share price as well as other market conditions. During the three and nine months ended July 31, 2017, we repurchased zero shares and 4.1 million shares for $194 million, respectively, under this authorization. During the three and nine months ended July 31, 2016, we repurchased approximately 2.2 million shares for $94 million and 7.3 million shares for $290 million, respectively, under this authorization. As of July 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the nine months ended July 31, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first nine months of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Looking forward, we expect to continue to focus on the growth of operating margin in our businesses by exploring new ways to simplify our operations, differentiate product solutions and improve our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. With our growing product solutions portfolio, we remain optimistic about our growth opportunities in our key end markets and geographies. We expect continued strength in the pharmaceutical and biotechnology market and solid growth in the diagnostics and clinical markets. Within the chemical and energy market, we are encouraged by a few consecutive quarters of revenue growth but a cyclical recovery in these markets cannot yet be determined. Even though we saw modest growth in the academia and government market, we anticipate growth in this market to remain challenging and we expect growth to be flat for fiscal year 2017. The unfavorable effects of changes in foreign currency exchange rates decreased revenue by approximately 1 percentage point in the nine months ended July 31, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point in the nine months ended July 31, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates in the nine months ended July 31, 2017, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, Agilent may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)
Net revenue:
Products	$842	$798	$2,502	$2,380	6%	5%
Services and other	272	246	781	711	10%	10%
Total net revenue	$1,114	$1,044	$3,283	$3,091	7%	6%

Net revenue of $1,114 million for the three months ended July 31, 2017 increased 7 percent when compared to the same period last year. Net revenue of $3,283 million for the nine months ended July 31, 2017 increased 6 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2017 had an unfavorable impact on revenue of approximately 1 percentage point for both periods when compared to the same periods last year.

Services and other revenue include revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 10 percent for both the three and nine months ended July 31, 2017 compared to the same periods last year. The service and other revenue growth was impacted by a portion of the revenue being driven by both the current and the previously installed product base. Services and other revenue also increased due to continued strong companion diagnostics revenue and increases across nearly all service types.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$531	$504	$1,594	$1,525	5%	5%
Diagnostics and genomics	197	180	562	516	9%	9%
Agilent Crosslab	386	360	1,127	1,050	7%	7%
Total net revenue	$1,114	$1,044	$3,283	$3,091	7%	6%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2017, increased 5 percent for both periods when compared to the same periods last year. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in the three months ended July 31, 2017 and had no overall impact on revenue in the nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, our performance within the life sciences market continued to show strong revenue growth from the pharmaceutical and biotechnology market partially offset by declines in the diagnostics and clinical market and the academia and government market. Within the applied markets, there was strong revenue growth in the chemical and energy markets with modest revenue growth in the environmental market in the three and nine months ended July 31, 2017, when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2017, increased 9 percent for both periods when compared to the same periods last year. Foreign currency movements had an overall unfavorable impact of 1 percentage point on revenue in both the three and nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, our performance within the diagnostics and clinical market continued to improve, led by strong revenue growth from our pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2017, increased 7 percent for both periods when compared to the same periods last year. Foreign currency movements had an unfavorable impact of 1 percentage point on revenue in both the three and nine months ended July 31, 2017 when compared to the same periods last year. For the three and nine months ended July 31, 2017, revenue grew across nearly all key markets led by strong growth in the academia and government, and pharmaceutical and biotechnology markets. There was moderate revenue growth in the diagnostics and clinical and food markets in the three and nine months ended July 31, 2017 when compared to the same periods last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
Total gross margin	53.5%	51.9%	53.7%	52.1%	2 ppts	2 ppts
Operating margin	18.0%	14.0%	18.5%	14.0%	4 ppts	5 ppts

(in millions)
Research and development	$87	$86	$250	$245	1%	2%
Selling, general and administrative	$308	$310	$904	$932	(1)%	(3)%

Total gross margin for the three months ended July 31, 2017 increased 2 percentage points when compared to the same period last year. Increases in total gross margin for the three months ended July 31, 2017, reflects overall favorable business mix, higher sales volume, lower manufacturing materials costs and lower amortization expense of intangible assets partially offset by unfavorable product mix and wage increases. Total gross margin for the nine months ended July 31, 2017 increased 2 percentage points when compared to the same period last year. Increases in total gross margin for the nine months ended July 31, 2017, reflects overall favorable business mix, higher sales volume, lower manufacturing materials costs, lower inventory charges, lower amortization expense of intangible assets and the impact of an employee pension settlement gain partially offset by unfavorable product mix and wage increases.

Total operating margin increased 4 percentage points in the three months ended July 31, 2017 when compared to the same period last year. In the three months ended July 31, 2017, total operating margin increased due to improved gross margin, the impact of lower amortization expense, lower transformational initiatives costs and lower acquisition and integration costs when compared to the same period last year. Total operating margin increased 5 percentage points in the nine months ended July 31, 2017 when compared to the same periods last year. In the nine months ended July 31, 2017, total operating margin increased due to improved gross margin, lower amortization expense and transformational initiatives costs and the impact of an employee pension settlement gain when compared to the same period last year.

Research and development expenses in the three and nine months ended July 31, 2017 increased 1 percent and 2 percent, respectively, when compared to the same periods last year. Research and development expenses increased in the three and nine months ended July 31, 2017 due to increased program spending on new products related to all of our businesses in addition to an increase in headcount from acquisitions in the past year increasing costs such as wages when compared to spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses decreased 1 percent and 3 percent in the three and nine months ended July 31, 2017, respectively, when compared to the same periods last year. Selling, general and administrative expenses in the three months ended July 31, 2017, decreased due to lower amortization expense of intangible assets, lower transformational initiatives costs and lower acquisition and integration costs partially offset by increases in wages, and variable pay. Selling, general and administrative expenses in the nine months ended July 31, 2017, decreased due to the impact of an employee pension settlement gain recognized in the first quarter, decreases in amortization expense of intangible assets and transformational initiatives costs partially offset by additional selling, general and administrative expenses associated with our recent acquisitions, increased wages and variable pay.

At July 31, 2017, our headcount was approximately 13,300 as compared to approximately 12,300 at July 31, 2016.

Other income (expense), net

In the three and nine months ended July 31, 2017 and 2016, other income (expense), net includes $3 million and $9 million of income, respectively, related to the provision of site service costs to, and lease income from Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease and site service income from Keysight over the next 2-3 years of approximately $12 million per year.

Income Taxes

The company's income tax expense was $18 million and $70 million for the three and nine months ended July 31, 2017 with an effective tax rate of 9.3 percent and 12.1 percent, respectively. The income tax expense was $10 million and $57 million for the three and nine months ended July 31, 2016 with an effective tax rate of 7.5 percent and 14.5 percent, respectively.

The income tax provision for the three and nine months ended July 31, 2017 included net discrete tax benefits of $60 million and $63 million, respectively. The significant component of the net discrete tax benefit for the nine months ended July 31, 2017 included a $51 million tax benefit due to the settlement of an audit in Germany for the fiscal years 2005 to 2008.

The U.S. statute of limitations for audit of tax returns for the fiscal years 2012 and 2013 expired in July 2017. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $40 million. This discrete tax benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

During the current quarter, the company assessed its overall cash needs and funding sources for fiscal year 2017, which included evaluating its intent and ability regarding the indefinite reinvestment of foreign earnings from certain foreign subsidiaries and the use of cash tax attributes in anticipation of U.S. tax reform. Accordingly, the company determined that a portion of current year foreign earnings from its low tax jurisdictions would be repatriated in the near term. As such, a deferred tax liability for the expected repatriation of foreign earnings was accrued in the current quarter. which increased the annual estimated effective tax rate and the year to date tax expense of the company.

The income tax provision for the three and nine months ended July 31, 2016 included net discrete tax benefits of $6 million and $9 million, respectively. The significant component of the net discrete tax benefit for the nine months ended July 31, 2016 included an out of period correcting tax benefit of $11 million associated with a true-up of deferred tax liability for unremitted foreign earnings that should have been recorded in the third quarter of fiscal year 2015. The out-of-period correction was determined to be immaterial to the previously issued financial statements.

In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. Other than as mentioned above, there were no substantial changes from our 2016 Annual Report on Form 10-K to the status of these open tax years in the first nine months of fiscal year 2017.

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.  During the first quarter of fiscal year 2017, the company settled its ongoing tax audit in Italy for the years 2011 to 2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million. During the three months ended July 31, 2017, the company settled its ongoing tax audit in Germany for the years 2005 to 2008, which resulted in the recognition of previously unrecognized tax benefits of approximately $51 million.

With these jurisdictions and the U.S., it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement which could partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.  Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$531	$504	$1,594	$1,525	5%	5%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2017 increased 5 percent for both periods when compared to the same periods last year. Foreign currency movements for the three months ended July 31, 2017 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. Foreign currency movements for the nine months ended July 31, 2017 had no overall impact on revenue when compared to the same period last year. Geographically, revenue increased 1 percent in the Americas with no currency impact, increased 18 percent in Europe with a 2 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended July 31, 2017 compared to the same period last year. Europe saw broad strength across all markets and most products. Revenue increased 1 percent in the Americas with no currency impact, increased 4 percent in Europe with a 3 percentage point unfavorable currency impact and increased 6 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the nine months ended July 31, 2017 compared to the same period last year. During the three months ended July 31, 2017, gas chromatography continued its recent momentum with solid growth from the chemical and energy markets. Spectroscopy products also saw continued momentum from recent product introductions with double digit revenue growth. For the nine months ended July 31, 2017, gas chromatography mass spectrometry, liquid chromatography, spectroscopy and software and informatics were the primary drivers of growth.

For the three months ended July 31, 2017, end market performance was led by continued strength in chemical and energy markets. Pharmaceutical and biotechnology markets continued to have solid growth during the quarter as did environmental sales. Continued weakness was seen in both diagnostic and clinical markets as well as life science research. Growth in food markets has leveled due largely to difficult year over year revenue comparisons. For the nine months ended July 31, 2017, chemical and energy and pharmaceutical sales were the primary drivers of growth, with weakness coming from life science research and diagnostic and clinical sales.

Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate strong sales funnels given a number of significant planned new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. We anticipate continued demand across most end markets. We are encouraged by the continued growth in the chemical and energy markets. Growth in the life science research market is expected to remain challenging for fiscal year 2017.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months

Gross margin	59.7%	57.8%	59.7%	58.3%	2 ppts	1 ppt
Operating margin	21.3%	19.1%	21.9%	20.0%	2 ppts	2 ppts

(in millions)
Research and development	$51	$49	$153	$145	5%	6%
Selling, general and administrative	$153	$146	$450	$440	5%	2%

Gross margins for products and services for the three and nine months ended July 31, 2017, increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. The increase in gross margins for the three months ended July 31, 2017 was due primarily to both increased volume plus successful efforts to lower manufacturing material costs. The increase in gross margins for the nine months ended July 31, 2017 was also due primarily to increased volume and lower manufacturing material costs.

Research and development expenses for the three and nine months ended July 31, 2017, increased 5 percent and 6 percent, respectively, when compared to the same periods last year. The increase in research and development for the three and nine months ended July 31, 2017 was due to increased wages, an increase in variable pay, and higher project spending for expected new product releases.

Selling, general and administrative expenses for the three and nine months ended July 31, 2017, increased 5 percent and 2 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2017 was due primarily to increased wages and increased variable pay and targeted programs spending to increase sales. The increase in selling, general and administrative expenses for the nine months ended July 31, 2017 was also due to increases in wages and variable pay.

Operating margin for product and services for the three and nine months ended July 31, 2017 increased 2 percentage points for both periods when compared to the same periods last year. The increase in operating margin for the three months ended July 31, 2017 was due to revenue growth, improved gross margins, and moderate operating expense growth. The increase in operating margin for the nine months ended July 31, 2017 was also due to revenue growth, improved gross margins, and moderate operating expense growth.

Income from Operations

Income from operations for the three and nine months ended July 31, 2017, increased $17 million and $45 million, respectively, on a corresponding revenue increases of $27 million and $69 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$197	$180	$562	$516	9%	9%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2017 increased 9 percent for both periods when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2017 had an overall unfavorable impact on revenue of 1 percentage point for both periods when compared to the same periods last year. Geographically, revenue increased 8 percent in the Americas with no currency impact, 12 percent in Europe with a 2 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended July 31, 2017 compared to the same period last year. Revenue increased 10 percent in the Americas with 1 percentage point favorable currency impact, increased 9 percent in Europe with a 3 percentage points unfavorable currency impact and increased 6 percent in Asia Pacific with a 1 percentage points favorable currency impact for the nine months ended July 31, 2017 compared to the same period last year. Regionally, Americas and Europe led the revenue growth. The growth in the Americas was assisted by continued strength in our nucleic acid solutions division, growth in sales in our pathology business and good momentum in the companion diagnostic business. Europe results were supported by growth in our genomics and the companion diagnostic business. Asia Pacific, our relatively smaller region, increased due to better shipment volumes in China and Hong Kong.

The growth in the three months ended July 31, 2017 was led by a strong growth in pathology driven by strong adoption of Dako Omnis. We also continued to see strong performance in our companion diagnostic business driven by demand from our new and existing pharmaceutical partners. The growth in the nine months ended July 31, 2017 was led by strong growth in our pathology reagents, momentum in the companion diagnostics business and strength in the target enrichment portfolio due to increasing adoption of next-generation sequencing (NGS) in clinical applications. The end markets in diagnostics and clinical research continue to be strong and growing. We introduced our newest NGS library prep solution in July 2017 - Agilent SureSelectXT HS - a complete target enrichment solution that provides total workflow management for laboratories which makes our offerings more competitive.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months

Gross margin	52.7%	55.8%	55.1%	54.3%	(3) ppts	1 ppt
Operating margin	16.9%	18.8%	18.7%	14.7%	(2) ppts	4 ppts

(in millions)
Research and development	$23	$20	$62	$62	13%	—
Selling, general and administrative	$48	$46	$143	$142	3%	—

Gross margins for products and services for the three and nine months ended July 31, 2017, decreased 3 percentage points and increased 1 percentage point, respectively, when compared to the same periods last year. The decrease in gross margins for the three months ended July 31, 2017 was due to unfavorable business mix, currency and higher inventory charges. The increase in gross margins for the nine months ended July 31, 2017 was due to higher volumes and better margins in our pathology business, partially offset by unfavorable product mix.

Research and development expenses for the three and nine months ended July 31, 2017, increased 13 percent and was flat, respectively, when compared to the same periods last year. The increase in research and development expenses for the three months ended July 31, 2017 was due to additional expenses related to our recent acquisition of Multiplicom and higher project spending. Research and development expenses for the nine months ended July 31, 2017 was due to favorable currency and lower project spending partially offset by additional research and development expenses related to our recent acquisition of Multiplicom.

Selling, general and administrative expenses for the three and nine months ended July 31, 2017 increased 3 percent and was flat when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2017 was due to spending related to our recent acquisitions of Multiplicom and wage increases. Selling, general and administrative expenses for the nine months ended July 31, 2017 was due to favorable currency and lower program spending offset by the additional selling, general and administrative expenses related to our recent acquisition of Multiplicom and wage increases.

Operating margin for product and services for the three and nine months ended July 31, 2017 decreased 2 percentage points and increased 4 percentage points, respectively, when compared to the same periods last year. The decrease in operating margin for the three months ended July 31, 2017 was due to unfavorable business mix, currency and additional expenses related to our recent acquisition. The increase in operating margin for the nine months ended July 31, 2017 was driven by higher volumes, better gross margins, and favorable currency impact on expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2017, decreased $1 million and increased $29 million, respectively, on a corresponding revenue increases of $17 million and $46 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months
	(in millions)

Net revenue	$386	$360	$1,127	$1,050	7%	7%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2017 increased 7 percent for both periods when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2017 had an overall unfavorable impact on revenue of 1 percentage point for both periods when compared to the same periods last year. Geographically, revenue increased 6 percent in the Americas with no currency impact, increased 5 percent in Europe with a 1 percentage point unfavorable currency impact and increased 11 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended July 31, 2017 compared to the same period last year. Revenue increased 7 percent in the Americas with no currency impact, increased 2 percent in Europe with a 4 percentage point unfavorable currency impact and increased 12 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the nine months ended July 31, 2017 compared to the same period last year. For the nine months ended July 31, 2017, revenue for nearly all service and product offerings reported solid growth. The revenue performance was similar for the three months ended July 31, 2017, except for the notably stronger revenue growth in gas chromatography columns and the revenue decline in the remarketed instruments business.

Agilent CrossLab business saw positive revenue growth in nearly all the key end markets for both the three and nine months ended July 31, 2017. The pharmaceutical and biotechnology markets led the revenue growth in the service business, while the food and environmental markets led the revenue growth in the consumables business for the three months ended July 31, 2017. The food and environmental markets were also the main revenue growth driver in the consumables business for the nine months ended July 31, 2017, while nearly all key end markets contributed to the revenue growth in the service business for that same period.

Looking forward, we expect balanced strength in nearly all key end markets to drive growth in the near term. From a geographical stand point, we remain optimistic on the market growth and market penetration opportunities in China and the emerging markets. Other factors for near term revenue growth include upcoming product launches from our consumables pipeline, as well as on our investment in our laboratory enterprise offerings.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2017	2016	2017	2016	Months	Months

Gross margin	49.9%	48.7%	49.4%	49.4%	1 ppt	—
Operating margin	23.4%	22.7%	21.8%	22.1%	1 ppt	—

(in millions)
Research and development	$12	$11	$36	$33	10%	8%
Selling, general and administrative	$91	$83	$275	$254	9%	9%

Gross margins for products and services for the three and nine months ended July 31, 2017, increased 1 percentage point and was flat, respectively, when compared to the same periods last year. The increase in gross margins for the three months ended July 31, 2017 reflected the benefit of a higher sales volume and lower inventory charges. Gross margins were flat for the nine months ended July 31, 2017 reflecting the benefit of a higher sales volume being offset by higher wages and benefits, as well as higher IT support costs for the service business.

Research and development expenses for the three and nine months ended July 31, 2017, increased 10 percent and 8 percent, respectively, when compared to the same periods last year. The increase in research and development expenses for both periods was primarily due to the headcount increase from the iLab acquisition and wage increases.

Selling, general and administrative expenses for the three and nine months ended July 31, 2017, increased 9 percent for both periods when compared to the same periods last year. The increase in selling, general and administrative expenses for both periods was primarily due to an increase in sales force investment in high growth regions, wage increases and also headcount increases from the iLab acquisition.

Operating margin for product and services for the three and nine months ended July 31, 2017 increased 1 percentage point and was flat, respectively, when compared to the same periods last year. The higher sales volume and lower inventory charges contributed to the increase in the operating margin for the three months ended July 31, 2017. The operating margin for the nine months ended July 31, 2017 was flat because the benefit on margins from the higher sales volume was offset by the increase in channel investment and the increase in operating expenses from the iLab acquisition.

Income from Operations

Income from operations for the three and nine months ended July 31, 2017, increased $8 million and $14 million, respectively, on a corresponding revenue increases of $26 million and $77 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2017 consisted of cash and cash equivalents of $2,563 million as compared to $2,289 million as of October 31, 2016.

As of July 31, 2017, approximately $2,528 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are asserted as indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. In 2017, we assessed our overall cash needs and funding sources and determined that a portion of our current year foreign earnings from our low tax jurisdictions would be repatriated in the near term. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $601 million for the nine months ended July 31, 2017 compared to cash inflow of $559 million for the same period in 2016. In the nine months ended July 31, 2017, we paid approximately $91 million under our variable and incentive pay programs, as compared to a total of $71 million paid during the same period of 2016. The increase in the incentive amount paid in 2017 compared to the same period last year is primarily due to changes made for certain incentive pay programs which are now paid annually versus semi-annually as was done last year. Net cash paid for income taxes was approximately $56 million and $54 million in the nine months ended July 31, 2017 and 2016, respectively. For the nine months ended July 31, 2017 and 2016, other assets and liabilities used cash of $146 million and $47 million, respectively. The usage of cash in the nine months ended July 31, 2017 in other assets and liabilities was related to the payment of income taxes, income tax settlements, transaction taxes, interest payments on senior notes and the employee pension settlement gain. The usage of cash in the nine months ended July 31, 2016 in other assets and liabilities was largely the result of income tax payments.

In the nine months ended July 31, 2017, accounts receivable used cash of $29 million compared to cash provided of $19 million for the same period in 2016.  Days’ sales outstanding increased due primarily to increased sales to 55 days as of July 31, 2017 from 51 days compared to a year ago. Accounts payable provided cash of $11 million for the nine months ended July 31, 2017 compared to cash used of $27 million in the same period in 2016. In the nine months ended July 31, 2016, we made an early payment of $17 million related to our implementation of our new enterprise resource planning system. Cash used for inventory was $46 million for the nine months ended July 31, 2017 compared to cash used of $11 million for the same period in 2016. Inventory days on-hand increased to 98 days as of July 31, 2017 compared to 97 days as of the end of the same period last year.

We contributed approximately $40 million and $19 million to our defined benefit plans in the nine months ended July 31, 2017 and 2016, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $6 million to our defined benefit plans during the remainder of 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $245 million for the nine months ended July 31, 2017 as compared to net cash used in investing activities of $160 million. Investments in property, plant and equipment were $118 million for the nine months ended July 31, 2017 compared to $87 million in the same period of 2016. The increase in property, plant and equipment in 2017 was related to the capacity expansion for our nucleic acid solutions facility. We expect that total capital expenditures for the current year will be approximately $185 million. In the nine months ended July 31, 2017, we invested $127 million in acquisition of businesses, net of cash acquired, compared to $235 million in the same period last year. In the nine months ended July 31, 2017, there were no purchases of cost method investments, compared to $80 million of purchases of investments in the same period last year. Restricted cash was zero in the nine months ended July 31, 2017 compared to $245 million in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2017 was $96 million compared to cash used of $212 million for the same period of 2016.

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

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. Our repurchases, if any, may be impacted by our share price as well as other market conditions. During the nine months ended July 31, 2017, we repurchased approximately

4.1 million shares for $194 million, respectively, under this authorization. During the nine months ended July 31, 2016, we repurchased approximately 7.3 million shares for $290 million, respectively, under this authorization. As of July 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During the nine months ended July 31, 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all our previously repurchased shares over the past 11 years and our repurchases made in the first nine months of fiscal year 2017. The retirement of our treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Dividends

During the nine months ended July 31, 2017, we paid cash dividends of $0.396 per common share or $127 million on the company's common stock. During the nine months ended July 31, 2016, we paid cash dividends of $0.345 per common share or $112 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. During the nine months ended July 31, 2017, the company had borrowings of $343 million and repaid $163 million. As of July 31, 2017, the outstanding balance was $180 million under the credit facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2017.

 Short-term debt and Long-term debt

On November 1, 2016, we adopted new guidance related to the presentation of debt issuance costs in the balance sheet. As a result, the amortized principal of long-term debt decreased by $8 million. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2017 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Other

As of July 31, 2017 our contractual obligations reported under “other purchase commitments” were approximately $44 million, a decrease of approximately $18 million in the first nine months of fiscal year 2017, primarily due to the reduction in commitments that occurred as purchases were made. There were no other substantial changes from our 2016 Annual Report on Form 10-K to our contractual commitments in the first nine months of fiscal 2017. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities include $127 million and $190 million related to uncertain tax positions of continuing operations as of July 31, 2017 and October 31, 2016, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 51 percent and 55 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2017 and 2016, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 1 percentage point in the nine months ended July 31, 2017. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2017, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 1 percentage point in the nine months ended July 31, 2017. In addition, many of our employees, contract manufacturers, suppliers, job functions and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Acquired businesses may also expose us to new risks and new markets and we may have difficulty addressing these risks in a cost effective and timely manner. Transactions such as acquisitions have resulted, and may in the future result in, unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment.

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

We currently have outstanding an aggregate principal amount of $1.9 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of July 31, 2017, we had borrowings of $180 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2017, we had cash and cash equivalents of approximately $2.6 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2017.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2017 through May 31, 2017	—	$—	—	$610
June 1, 2017 through June 30, 2017	—	$—	—	$610
July 1, 2017 through July 31, 2017	—	$—	—	$610
Total	—	$—	—	$610

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of July 31, 2017, all repurchased shares have been retired.

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

Dated:	September 6, 2017	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 6, 2017	By:	/s/ Rodney Gonsalves
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