Form 10-K
period 2017-10-31
AGILENT TECHNOLOGIES INC
filed 2017-12-21
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2017, was approximately $12.6 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 1, 2017, there were 323,018,027 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 21, 2018, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2017 are incorporated by reference into Part III of this Report
III

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

On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. For fiscal year 2015, discontinued operations includes costs incurred to effect the separation of Keysight and certain costs associated with transition services provided by Agilent to Keysight. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

For the fiscal year ended October 31, 2017, we have three business segments comprised of the life sciences and applied markets business, the diagnostics and genomics business and the Agilent CrossLab business.

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Our diagnostics and genomics business is comprised of five areas of activity providing solutions that include reagents, instruments, software and consumables which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. In addition, we conduct centralized order fulfillment and supply chain operations for our businesses through the order fulfillment and supply chain organization (“OFS”). OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. Each of our businesses, together with OFS and Agilent Technologies Research Laboratories, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal,certain procurement services, workplace services and human resources.

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives and electronic commerce. Of our total net revenue of $4.5 billion for the fiscal year ended October 31, 2017, we generated 29 percent in the U.S. and 71 percent outside the U.S. As of October 31, 2017, we employed approximately 13,500 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts and Texas in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

The net revenue, income from operations and assets by business segment, as of and for the fiscal year ended October 31, 2017 and for each of the past three years are shown in Note 19, "Segment Information", to our consolidated financial statements, which we incorporate by reference herein.

Life Sciences and Applied Markets Business
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; microfluidics based automated electrophoresis products; cell analysis plate based assays; laboratory software and informatics systems; laboratory automation; dissolution testing; vacuum pumps and measurement technologies.

We employed approximately 4,200 people as of October 31, 2017 in our life sciences and applied markets business. This business generated revenue of $2.2 billion in fiscal 2017, $2.1 billion in fiscal 2016 and $2.0 billion in fiscal 2015.

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
The Chemical & Energy Market.    The natural gas and petroleum refining markets use our products to measure and control the quality of their finished products and to verify the environmental safety of their operations. Petroleum refiners use our measurement solutions to analyze crude oil composition, perform raw material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our solutions are also used in the development, manufacturing and quality control of fine chemicals and other industrial applications such as materials analysis.

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

Software and Informatics

We provide software for instrument control, data acquisition, data analysis, laboratory content and business process management, and informatics. Our software facilitates the compliant use of instruments in pharmaceutical quality assurance/quality control environments. With our OpenLab Laboratory Software Suite, Agilent has a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise.

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
Vacuum Technology

Our vacuum technologies products are used to create, control, measure and test vacuum environments in life science, industrial and scientific applications where ultra-clean, high-vacuum environments are needed. Vacuum technologies' customers are typically OEMs that manufacture equipment for these applications, or government and research organizations that require vacuum solutions in their facilities. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbomolecular and ion getter), intermediate vacuum pumps (rotary vane, sorption and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). These products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

Cell Analysis

Our cell analysis tools are used to study cell signaling pathways and function through metabolic profile analysis for cells. The multi-well plate assays and readers are used to understand the impact of stimuli on cells as part of the drug development process. Cell analysis customers are typically academia and pharma companies who need to assess the metabolic state of the cell and use mass spectrometry to study the related metabolites as part of research and drug development processes.

Life Sciences and Applied Markets Customers
We had approximately 26,000 customers for our life sciences and applied markets business in fiscal 2017. No single customer represented a material amount of the net revenue of the life sciences and applied markets business. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
The life sciences and applied markets business is susceptible to seasonality in its orders and revenues primarily related to U.S. and foreign government budgets, chemical and energy and environmental customers and large pharmaceutical company budgets. Historically, the result is that our first and fourth fiscal quarters tend to deliver the strongest profits for this group. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.
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
Life Sciences and Applied Markets Manufacturing
Our manufacturing supports our diverse product range and customer‑centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into standard as well as custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Delaware and Massachusetts in the U.S. Outside of the U.S., we have manufacturing facilities in Germany, Malaysia and Singapore. We have FDA registered sites in California, Germany and Singapore.

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

Diagnostics and Genomics Business

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes our new acquisition “Multiplicom” a leading European diagnostics company with state-of-the-art genetic testing technology and products. Multiplicom’s solutions enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

We employed approximately 2,200 people as of October 31, 2017 in our diagnostics and genomics business. This business generated revenue of $0.8 billion in fiscal 2017, $0.7 billion in fiscal 2016, and $0.7 billion in fiscal 2015.

Diagnostics and Genomics Market

Within diagnostics and genomics business, we focus primarily on the diagnostics and clinical market. A significant part of our clinical diagnostic customers are in pathology labs throughout the world. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market is skewed towards mature economies, with most of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.
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
Specific Proteins and Flow Reagents

Our reagent OEM business is a provider of clinical diagnostic products within the areas of specific proteins for turbidimetry and reagents for flow cytometry. These are sold to OEM customers as customized reagent solutions supplied to top IVD companies or through retail partners.

Companion Diagnostics

In our Companion Diagnostics business, we partner with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy.

Target Enrichment

Agilent continues to be a strong player in the next generation sequencing market. We provide a target enrichment portfolio composed of two main platforms, SureSelect and HaloPlex, both enabling customers to select specific target regions of the genome for sequencing. Customers can customize our products for their regions of interest using the SureDesign software, or they can choose from a wide range of catalog products, including gene panels for specific applications and Exome designs, which allow analysis of the entire coding sequences of the genome. After preparing samples with SureSelect and HaloPlex, products can be sequenced in the main next generation sequencing platforms available in the market. The technologies provide an easy sample prep workflow that can be automated with the Agilent Bravo platform for scalability. HaloPlex provides less-than-24-hours fast workflow, which makes it suitable for labs that require fast turnaround time from sample to results. These products are used for mutation detection and genotyping. Results can be easily analyzed using Agilent software solutions GeneSpring or SureCall. Our solutions also enable clinical labs to identify DNA variants associated with genetic diseases and help direct cancer therapy.

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

Diagnostics and Genomics Customers

We had approximately 11,000 customers for our diagnostics and genomics business in fiscal 2017. No single customer represented a material amount of the net revenue of the diagnostics and genomics business.

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

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Roche Ventana Medical Systems, Inc., a member of the Roche Group, Leica Biosystems, Inc., a division of Danaher Corporation, Abbott Laboratories, Ilumina, Inc. and Affymetrix, Inc., a division of Thermo Fisher Scientific Inc. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

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

Our Agilent CrossLab business employed approximately 4,500 people as of October 31, 2017. Our Agilent CrossLab business generated $1.5 billion in revenue in fiscal 2017, $1.4 billion in revenue in fiscal 2016 and $1.3 billion in revenue in fiscal 2015.

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

Agilent CrossLab Customers

We had approximately 49,000 Agilent CrossLab customers in fiscal 2017 and no single customer represented a material amount of the net revenue of the Agilent CrossLab business. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.

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

Agilent Technologies Research Laboratories

Agilent Technologies Research Laboratories ("Research Labs") is our research organization based in Santa Clara, California. The Research Labs create competitive advantage through high-impact technology, driving market leadership and growth in Agilent's core businesses and expanding Agilent's footprint into adjacent markets. At the cross-roads of the organization, the Research Labs are able to identify and enable synergies across Agilent's businesses to create competitive differentiation and compelling customer value.

The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including biology, chemistry, distributed measurement, image processing, mathematics, nano/microfabrication, microfluidics, software, physics and physiology.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, legal, workplace services, human resources and information technology. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of the end of October 2017, our global infrastructure organization employed approximately 2,600 people worldwide.

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

Research and Development

Research and development ("R&D") expenditures were $339 million in 2017, $329 million in 2016 and $330 million in 2015. We anticipate that we will continue to have significant R&D expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

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

Materials

Our life sciences and applied markets, diagnostics and genomics and Agilent CrossLab businesses all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. To address any potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

Environmental

Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging and product content requirements. We believe we are substantially in compliance with such environmental, product content/disposal and recycling laws.

We maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

International Operations

Our net revenue originating outside the U.S., as a percentage of our total net revenue, was approximately 71 percent in fiscal 2017, 70 percent in fiscal 2016 and 70 percent in fiscal 2015, the majority of which was from customers other than foreign governments. Annual revenues derived from China including Hong Kong were approximately 20 percent in fiscal 2017, 20 percent in fiscal 2016 and 17 percent in fiscal 2015. Revenues from external customers are generally attributed to countries based on where we ship the products or provide the services.

Long-lived assets located outside of the U.S., as a percentage of our total long-lived assets, was approximately 46 percent in fiscal year 2017 and 44 percent in fiscal year 2016.

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

Henrik Ancher-Jensen, 52, has served as Senior Vice President, Agilent and President, Order Fulfillment since September 2013.  From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Mark Doak, 62, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group (formerly a group within the Life Sciences & Applied Markets Group) since September 2014.    From August 2008 to September 2014, Mr. Doak served as our Vice President and General Manager of the Services and Support Division.  Prior to that, he held several senior management positions across functions in marketing, quality and services.

Rodney Gonsalves, 52, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015.  From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the Company, most recently for the Life Sciences and Applied Markets Group.  From January 2007 to August 2009 he served as our vice president of Investor Relations.  Prior to assuming this position, Mr. Gonsalves served in various capacities for Agilent, including as controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Prior to joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett- Packard Co.  Mr. Gonsalves holds a master’s degree in business administration from Santa Clara University in California.

Dominique P. Grau 58, has served as our Senior Vice President, Human Resources since August 2014. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.

Didier Hirsch, 66, has served as our Senior Vice President and Chief Financial Officer since July 2010 and served as interim Chief Financial Officer from April 2010 to July 2010. Prior to that he served as Vice President, Corporate Controllership and Tax from November 2006 to July 20, 2010 and as Chief Accounting Officer from November 2007 to July 20, 2010. From April 2003 to October 2006, Mr. Hirsch served as Vice President and Controller. Prior to assuming this position, Mr. Hirsch served as Vice

President and Treasurer from September 1999 to April 2003. Mr. Hirsch had joined Hewlett‑Packard Company in 1989 as Director of Finance and Administration of Hewlett‑Packard France. In 1993, he became Director of Finance and Administration of Hewlett‑ Packard Asia Pacific, and in 1996 Director of Finance and Administration of Hewlett‑ Packard Europe, Middle East, and Africa.  Mr. Hirsch serves on the Board of Directors of Logitech International and Knowles Corporation.

Patrick K. Kaltenbach, 54, has served as Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group since November 2014.  From January 2014 to November 2014 he served as Vice President and General Manager of the Life Sciences Products and Solutions organization. Prior to that he served as Vice President and General Manager of the Liquid Phase Division from December 2012 to January 2014. From July 2010 to December 2012 he served as Vice President and General Manager of the Liquid Phase Separations Business. Prior to that he served as General Manager of the Liquid Chromatography Business from February 2008 to July 2010. Mr. Kaltenbach has held various positions in R&D management and senior management beginning at Hewlett-Packard Co.

Michael R. McMullen, 56, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014 he served as Senior Vice President, Agilent and President, Chemical Analysis Group. From January 2002 to September 2009, he served as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group. Prior to assuming this position, from March 1999 to December 2001, Mr. McMullen served as Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to this position, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999.

Michael Tang, 43, has served as our Senior Vice President, General Counsel and Secretary since January 2016. From May 2015 to January 2016 he served as Vice President, Assistant General Counsel and Secretary and from November 2013 to April 2015 he served as Vice President, Assistant General Counsel and Assistant Secretary. From March 2012 to October 2013 he served as Business Development Manager in Agilent’s Corporate Development group. From November 2009 to February 2012 he served as Senior Counsel. From August 2006 to October 2009 he served in various capacities in Agilent’s legal department. Prior to joining Agilent, Mr. Tang represented public and private technology companies in a broad range of corporate and securities matters at Wilson Sonsini Goodrich & Rosati, a Palo Alto, California, law firm and Fenwick & West LLP, a Mountain View, California, law firm.

Jacob Thaysen, 42, has served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group since November 2014.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he was Corporate Vice President of R&D at Dako A/S, a Danish diagnostics company from April 2011 to January 2013. His previous positions at Dako include Vice President, System Development, R&D from March 2010 to April 2011, Vice President, Strategic Marketing from April 2009 to March 2010 and Vice President, Global Sales Operations from August 2008 to March 2009. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a high-tech start-up company.

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
Our financial and other information can be accessed at our Investor Relations website. The address is www.investor.agilent.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.
Our Amended and Restated Bylaws, Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under “Corporate Governance”. These items are also available in print to any stockholder in the United States and Canada who requests them by calling (877) 942-4200. This information is also available by writing to the company at the address on the cover of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Our operating results and financial condition could be harmed if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenue and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect as customer spending policies and budget allocations, particularly for capital items, may change. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough these pricing pressures could further reduce our operating margins.

If we do not introduce successful new products and services in a timely manner to address increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards, our products and services may become obsolete, and our operating results may suffer.

We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results could suffer. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs and predict future needs;

•	innovate and develop new technologies, services and applications;

•	appropriately allocate our research and development spending to products and services with higher growth prospects;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver new products in sufficient volumes and on time;

•	differentiate our offerings from our competitors' offerings;

•	price our products competitively;

•	anticipate our competitors' development of new products, services or technological innovations; and

•	control product quality in our manufacturing process.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our operating results may suffer. In addition, promising new products may fail to reach the market or realize only limited commercial success because of real or perceived concerns of our customers. Furthermore, as we collaborate with pharmaceutical customers to develop drugs such as companion diagnostics assays or providing drug components like active pharmaceutical ingredients, we face risks that those drug programs may be cancelled upon clinical trial failures.

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

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past we have experienced a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional expenses.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 1 percentage points in the year ended October 31, 2017. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical uncertainty or turmoil, including terrorism and war.

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

We have implemented multiple strategic initiatives across our businesses to adjust our cost structure, and we may engage in similar activities in the future. These strategic initiatives and our regular ongoing cost reduction activities may distract management, could slow improvements in our products and services and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing our strategic initiatives, unexpected costs or failure to meet targeted improvements may diminish the operational and financial benefits we realize from such actions. Any of the above circumstances could have an adverse effect on our business and operating results and financial condition.

Our business will suffer if we are not able to retain and hire key personnel.

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are competitive within the regions that we operate. However, there is an intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to hire and retain our key employees.

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

Integrating the operations of acquired businesses within Agilent could be a difficult, costly and time-consuming process that involves a number of risks. Acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team, business models, business infrastructure and sales and distribution methodologies and assimilate and retain geographically dispersed, decentralized operations and personnel. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and key customers, increased exposure to certain governmental regulations and compliance requirements and increased costs and use of resources. Further, the integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

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

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Agilent products. In exiting a business, we may still retain liabilities associated with the support and warranty of those businesses and other indemnification obligations. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

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

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and the import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

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

Our reputation, ability to do business and financial statements may be harmed by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.

Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and post retirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations and adversely impact our results of operations and cash flows.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity may exceed our production requirements. If during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our gross margins, and operating results. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we may not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results.

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

Environmental contamination from past and ongoing operations could subject us to substantial liabilities.

Certain properties we have previously owned are undergoing remediation for subsurface contaminations. Although we are indemnified for any liability relating to the required remediation, we may be subject to liability if these indemnification obligations are not fulfilled. Further, other properties we have previously owned or facilities we have operated in the past, may be contaminated based on our operations. In some cases, we have agreed to indemnify the current owners of certain properties for any liabilities related to such contamination, including companies that we used to be affiliated with such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Varian Medical Systems, Inc. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if such environmental contamination is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed the costs and potential liabilities for environmental matters. Any significant costs or liabilities could have an adverse effect on results of operations.

Our current and historical manufacturing processes and operations involve, or have involved, the use of substances regulated under various foreign, federal, state and local environment protection and health and safety laws and regulations. As a result, we may become subject to liabilities for environmental contamination and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection and health and safety at our sites inside and outside the United States, we may not be aware of all conditions that could subject us to liability. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanction, including fines, penalties or suspensions. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third party intellectual property licenses and we cannot ensure that these licenses will continue to be available to us in the future or can be expanded to cover new products on favorable terms or at all.

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

Our pending patent copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage.

We may need to spend significant resources monitoring our intellectual property rights and we may not be aware of or able to detect or prove infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which may allow them to compete with us using that intellectual property.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to taxes in the U.S., Singapore and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S. or Singapore could materially impact our effective tax rate and could have a significant adverse impact on our financial results.

We are also subject to examinations of our tax returns by tax authorities in various jurisdictions around the world. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for taxes. These assessments can require a high degree of judgment and estimation. Intercompany transactions associated with the sale of inventory, services, intellectual property and cost share arrangements are complex and affect our tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. There can be no assurance that the outcomes from ongoing tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our financial results and condition.

If tax incentives change or cease to be in effect, our income taxes could increase significantly.

We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted us tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment, or specific types of income. Our taxes could increase if the incentives are not renewed upon expiration. If we cannot or do not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

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

We currently have outstanding an aggregate principal amount of $1.9 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion.  As of October 31, 2017, we had $110 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

Our incurrence of this debt and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters, laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

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

As of October 31, 2017, we had cash and cash equivalents of approximately $2,678 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

We cannot assure that we will continue to pay dividends on our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2017, we owned or leased a total of approximately 5.9 million square feet of space worldwide. Of that, we owned approximately 4.3 million square feet and leased the remaining 1.6 million square feet. Our sales and support facilities occupied a total of approximately 0.7 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.2 million square feet. All of our businesses share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences & Applied Markets Business. Our life sciences and applied markets business has manufacturing and R&D facilities in Australia, China, Germany, Italy, Malaysia, Singapore, United Kingdom and the United States.

Diagnostics and Genomics Business. Our diagnostics and genomics business has manufacturing and R&D facilities in Belgium, Denmark, Germany, Malaysia and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. The following table sets forth the high and low sale prices and the dividend declarations per quarter for the 2016 and 2017 fiscal years as reported in the consolidated transaction reporting system for the New York Stock Exchange:

Fiscal 2016	High	Low	Dividends
First Quarter (ended January 31, 2016)	$42.48	$36.01	$0.115
Second Quarter (ended April 30, 2016)	$42.00	$34.15	$0.115
Third Quarter (ended July 31, 2016)	$48.18	$40.39	$0.115
Fourth Quarter (ended October 31, 2016)	$48.63	$43.11	$0.115

Fiscal 2017	High	Low	Dividends
First Quarter (ended January 31, 2017)	$49.48	$42.92	$0.132
Second Quarter (ended April 30, 2017)	$55.51	$48.47	$0.132
Third Quarter (ended July 31, 2017)	$61.84	$55.36	$0.132
Fourth Quarter (ended October 31, 2017)	$68.52	$58.22	$0.132
As of December 1, 2017, there were 23,445 common stockholders of record.
During fiscal 2017, we issued four quarterly dividends of $0.132 per share. All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and will be evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors that our Board deems relevant. The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held March 21, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2012 and the reinvestment of all dividends. The cumulative returns on our common stock have also been adjusted to reflect the spin-off of our electronic measurement business into an independent publicly traded company called Keysight Technologies, Inc. on November 1, 2014.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2012	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017
Agilent Technologies	100	142.52	156.67	148.68	173.38	273.31
S&P 500	100	127.18	149.14	156.89	163.97	202.72
Peer Group	100	133.00	165.85	176.13	171.91	213.11

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2017. The total number of shares of common stock purchased by the Company during the fiscal year ended October 31, 2017 is 3,956,816 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

Aug. 1, 2017 through Aug. 31, 2017	—	—	—	$610
Sep. 1, 2017 through Sep. 30, 2017	—	—	—	$610
Oct. 1, 2017 through Oct. 31, 2017	—	$—	—	$610
Total	—	$—	—

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of October 31, 2017, all repurchased shares have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data
SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$4,472	$4,202	$4,038	$4,048	$3,894
Income from continuing operations before taxes	$803	$544	$480	$229	$293
Income from continuing operations	$684	$462	$438	$232	$225
Income (loss) from discontinued operations, net of taxes	$—	$—	$(37)	$317	$509
Net income	$684	$462	$401	$549	$734
Net income per share — basic:
Income from continuing operations	$2.12	$1.42	$1.32	$0.70	$0.66
Income (loss) from discontinued operations, net of taxes	—	—	(0.12)	0.95	1.49
Net income per share - basic	$2.12	$1.42	$1.20	$1.65	$2.15
Net income per share — diluted:
Income from continuing operations	$2.10	$1.40	$1.31	$0.69	$0.65
Income (loss) from discontinued operations, net of taxes	—	—	(0.11)	0.93	1.48
Net income per share - diluted	$2.10	$1.40	$1.20	$1.62	$2.13
Weighted average shares used in computing basic net income per share	322	326	333	333	341
Weighted average shares used in computing diluted net income per share	326	329	335	338	345
Cash dividends declared per common share	$0.528	$0.460	0.400	$0.528	$0.460

	October 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheet Data:				(1)	(1)
Cash and cash equivalents	$2,678	$2,289	$2,003	$2,218	$2,675
Working capital	$2,906	$2,690	$2,710	$3,817	$3,392
Total assets	$8,426	$7,794	$7,479	$10,815	$10,608
Long-term debt	$1,801	$1,904	$1,655	$1,663	$2,699
Stockholders' equity	$4,831	$4,243	$4,167	$5,301	$5,297

(1) The above consolidated balance sheet includes Keysight which is presented as a discontinued operation until October 31, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, repatriation of our earnings from foreign jurisdictions and its impact on our tax expense, lease and site services income from Keysight, the impact of foreign currency movements on our performance, our hedging programs, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, including in research and development, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension and other defined benefit plans, our strategic initiatives, our cost-control activities and other cost saving initiatives, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, write down of investment values or loans and convertible notes, our stock repurchase program, our declared dividends, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

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

In fiscal year 2016, we completed the acquisition of Seahorse Bioscience ("Seahorse") for $242 million and iLab Solutions LLC ("iLab") for $26 million. The financial results of Seahorse and iLab have been included within Agilent's from the date of the transaction. On March 2, 2016, we also made a preferred stock investment in Lasergen for $80 million. Lasergen is a Variable Interest Entity ("VIE"), however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Because of the nature of the preferred stock of Lasergen that we own, we account for this investment under the cost method.

Agilent's net revenue of $4,472 million in 2017 increased 6 percent when compared to 2016. Foreign currency movements for 2017 had an unfavorable impact of approximately 1 percentage point compared to 2016. Agilent's net revenue of $4,202 million increased 4 percent in 2016 when compared to 2015.

Revenue in the life sciences and applied markets business increased 5 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the life sciences markets was led by solid growth in the biotechnology and pharmaceutical markets. Within the applied markets, there was strong growth in the chemical and energy, food and environmental markets. Revenue in the life sciences and applied markets business increased 1 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 2 percentage points in 2016 when compared to 2015. For the year ended October 31, 2016 and excluding the impact of foreign currency movements, acquisitions and the NMR business our performance within the life sciences market continued to show strong revenue growth from the pharmaceutical and biotechnology markets. Within the applied markets, and excluding the impact of foreign currency movements and the NMR business for 2016 when compared to 2015, there was strong growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets.

Revenue in the diagnostics and genomics business increased 9 percent in 2017 when compared to 2016. Foreign currency movements had no overall currency impact on revenue growth in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the clinical and diagnostics market continued to improve with strong revenue growth from our companion diagnostics and pathology businesses. Revenue in the diagnostics and genomics business increased 7 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 1 percentage point in 2016 when compared to 2015. Excluding the impact of foreign currency movements and acquisitions, growth in revenue from sales to the diagnostics and clinical research markets continued to be strong, led by our companion diagnostics and genomics businesses in the year ended October 31, 2016 when compared to the prior year.

Revenue generated by Agilent CrossLab increased 8 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. Revenue grew across all key end markets led by strong growth in the biotechnology and pharmaceutical, chemical and energy and food markets. Revenue generated by Agilent CrossLab increased 7 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 2 percentage points in 2016 when compared to 2015. Excluding the impact of foreign currency movements and acquisitions, there was growth in sales to all key markets. The pharmaceutical and biotechnology markets led all the markets in revenue and revenue growth along with very strong revenue growth from the food markets. In addition, we saw moderate growth from the environmental market and modest revenue growth from the chemical and energy markets.

Net income from continuing operations was $684 million in 2017 compared to net income from continuing operations of $462 million and $438 million in 2016 and 2015, respectively. As of October 31, 2017 and 2016, we had cash and cash equivalents balances of $2,678 million and $2,289 million, respectively.

On November 22, 2013, we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2015 we repurchased 6 million shares for $267 million. For the year ended October 31, 2016 we repurchased approximately 2.4 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time; however, we plan to repurchase a minimum of 674,000 shares per quarter in fiscal year 2018. Any additional repurchases may be impacted by our share price as well as other market conditions. During the year ended October 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017 we repurchased approximately 4.1 million shares for $194 million under this authorization. As of October 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During fiscal year 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all of our previously repurchased shares over the past 12 years including 2017 repurchases. Also the retirement resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4 billion to additional paid-in-capital.

For the years ended October 31, 2017, 2016 and 2015, cash dividends of $170 million, $150 million and $133 million were paid on the company's outstanding common stock, respectively. On November 15, 2017, we declared a quarterly dividend of $0.149 per share of common stock, or approximately $48 million which will be paid on January 24, 2018 to shareholders of record as of the close of business on January 2, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, we expect to continue to focus on the growth of operating margin in our businesses by exploring new ways to simplify our operations, differentiate product solutions and improve our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. We are entering fiscal year 2018 with good momentum. However, considering the macroeconomic and political uncertainties, and corresponding poor visibility on our end-markets for most of fiscal year 2018, we remain cautious on our revenue projections for most of fiscal year 2018. Therefore, we expect our revenue growth in the pharmaceutical and biotechnology market to moderate slightly downward in fiscal year 2018. Although we experienced strong revenue growth within the chemical and energy market in fiscal year 2017, we are expecting lower revenue growth in fiscal year 2018. Within the clinical and diagnostics market, we remain optimistic about our revenue growth opportunities in these markets and continue to invest in expanding and improving our solutions portfolio. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point for the year ended October 31, 2017. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes.

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

Share-Based Compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Stock options were granted in years prior to fiscal year 2016. Shares granted under the Long-Term Performance Program based on Total Shareholders Return ("LTPP-TSR") were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards, LTPP based on Operating Margin (“LTPP-OM”) and LTPP based on

Earnings per share (“LTPP-EPS”) is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (OM) and LTPP (EPS) reflects the cost of awards that are probable to vest at the end of the performance period. In the case of LTPP-OM, the performance targets for all the three years of performance period is set at the time of grant. The performance targets for LTPP-EPS grants for year 2 and year 3 of the performance period will be set in the first quarter of year 2 and year 3, respectively. The probable shares to vest are estimated based on the forecasted OM and EPS at the time of the grant and updated every quarter with latest forecast and actual information. The Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date. All awards granted in 2017 and 2016 to our senior management employees have a one year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model.

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For the stock option grants in 2015 and LTPP (TSR) grants in 2015 and 2016, we used the 3-year average historical stock price volatility of a group of our peer companies. We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For the 2017 LTPP (TSR) grants and calculation of the post-vest discount using the Finnerty model, we used our own post-separation historical stock price volatility. See Note 4, "Share-based Compensation," to the consolidated financial statements for more information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2017 and 2016, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2017, discount rates for the U.S. plans were the same as the previous year. For 2017 and 2016, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and in 2017, were approximately the same as the previous year. If we changed our discount rate by 1 percent, the impact would be less than $1 million on U.S. pension expense and $16 million on non-U.S. pension expense. Lower discount rates increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates decrease present values of the pension benefit obligation and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $4 million on U.S. pension expense and $9 million on non-U.S. pension expense. For 2017, actual return on assets was above expectations which, along with contributions during the year, decreased next year’s pension cost as well as resulting in an improvement of the funded status at year end. The net periodic pension and post-retirement benefit costs recorded were a $15 million benefit in 2017, $3 million expense in 2016 and $26 million expense in 2015. The year ended October 31, 2017 and 2016, included a $32 million and $16 million, respectively, gain on curtailment and settlement.

Goodwill and Purchased Intangible Assets. Under the authoritative guidance, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

In fiscal year 2017, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2017. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2017, 2016 and 2015.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. In-process research and development ("IPR&D") is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned.

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2017. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. During the year ended October 31, 2017, there were no impairments of indefinite-lived intangible assets. Based on triggering events in the years ended October 31, 2016 and 2015, we recorded an impairment of $4 million and $3 million, respectively due to the cancellation of certain IPR&D projects.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2017, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of some of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the

U.S. in a future period of if there is a U.S. tax law change with respect to taxation of accumulated foreign earnings, our provision for income taxes may increase materially in that period.

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

The U.S. Congress passed tax legislation on December 20, 2017 which broadly reforms the corporate tax system but the legislation must be signed by the U.S. President before it is considered enacted.  The tax reform could have a significant impact on our effective tax rate, cash tax expenses and/or net deferred tax assets.  The tax reform law would reduce the U.S. corporate tax rate, eliminates or limits deduction of several expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction.  We are evaluating the overall impact of the tax reform on our effective tax rate and balance sheet but we are unable to quantify the impact at this time.

Adoption of New Pronouncements

See Note 2, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point for the year ended October 31, 2017 and 2 percentage points for the year ended October 31, 2016. Costs and expenses, incurred in local currency, were subject to the favorable effects due to changes in foreign currency exchange rates for the years ended October 31, 2017 and 2016, reducing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the prior period foreign currency exchange rates to the current year period. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Net revenue:
Products	$3,410	$3,227	$3,146	6%	3%
Services and other	$1,062	$975	$892	9%	9%
Total net revenue	$4,472	$4,202	$4,038	6%	4%

	Years Ended October 31,			2017 over 2016 ppts Change	2016 over 2015 ppts Change
	2017	2016	2015
% of total net revenue:
Products	76%	77%	78%	(1) ppt	(1) ppt
Services and other	24%	23%	22%	1 ppt	1 ppt
Total	100%	100%	100%

Agilent's net revenue of $4,472 million in October 31, 2017 increased 6 percent when compared to 2016. Foreign currency movements for 2017 had an unfavorable impact of approximately 1 percentage point compared to 2016. Agilent's net revenue of $4,202 million increased 4 percent in 2016 when compared to 2015.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Services and other revenue includes revenue generated from servicing our installed base of products, warranty extensions and consulting including companion diagnostics. Services and other revenue increased 9 percent in 2017 as compared to 2016. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased due to continued strong companion diagnostics revenue and increases across nearly all service types. Services and other revenue increased 9 percent in 2016 as compared to 2015. Service and other revenue increased due to increased service contract repairs, compliance services and preventative maintenance, and strong companion diagnostics revenue.

Net Revenue By Segment

	Years Ended October 31,			2017 over 2016 % Change	2016 over 2015 % Change
	2017	2016	2015
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$2,169	$2,073	$2,046	5%	1%
Diagnostics and genomics	$772	$709	$662	9%	7%
Agilent CrossLab	$1,531	$1,420	$1,330	8%	7%
Total net revenue	$4,472	$4,202	$4,038	6%	4%

Revenue in the life sciences and applied markets business increased 5 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the life sciences markets was led by solid growth in the biotechnology and pharmaceutical markets. Within the applied markets, there was strong growth in the chemical and energy, food and environmental markets. Revenue in the life sciences and applied markets business increased 1 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 2 percentage points in 2016 when compared to 2015. For the year ended October 31, 2016 and excluding the impact of foreign currency movements, acquisitions and the NMR business, our performance within the life sciences market continued to show strong revenue growth from the pharmaceutical and biotechnology markets. Within the applied markets, and excluding the impact of foreign currency movements and the NMR business for 2016 when compared to 2015, there was strong growth in both the environmental and food markets, but revenue from sales to other applied markets was weak with a decline in revenue from sales to the chemical and energy markets.

Revenue in the diagnostics and genomics business increased 9 percent in 2017 when compared to 2016. Foreign currency movements had no overall currency impact on revenue growth in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the clinical and diagnostics market continued to improve with strong revenue growth from our companion diagnostics and pathology businesses. Revenue in the diagnostics and genomics business increased 7 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 1 percentage point in 2016 when compared to 2015. Excluding the impact of foreign currency movements and acquisitions, growth in revenue from sales to the diagnostics and clinical research markets continued to be strong, led by our companion diagnostics and genomics businesses in the year ended October 31, 2016 when compared to the prior year.

Revenue generated by Agilent CrossLab increased 8 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. Revenue grew across all key end markets led by strong growth in the biotechnology and pharmaceutical, chemical and energy and food markets. Revenue generated by Agilent CrossLab increased 7 percent in 2016 when compared to 2015. Foreign currency movements had an unfavorable impact of approximately 2 percentage points in 2016 when compared to 2015. Excluding the impact of foreign currency movements and acquisitions, there was growth in sales to all key markets. The pharmaceutical and biotechnology markets led all the markets in revenue and revenue growth along with very strong revenue growth from the food markets. In addition, we saw moderate growth from the environmental market and modest revenue growth from the chemical and energy markets.

Costs and Expenses

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
Gross margin on products	56.9%	54.6%	52.5%	2 ppts	2 ppts
Gross margin on services and other	44.1%	44.5%	43.8%	—	1 ppt
Total gross margin	53.9%	52.3%	50.5%	2 ppts	2 ppts
Operating margin	18.8%	14.6%	12.9%	4 ppts	2 ppts

(in millions)
Research and development	$339	$329	$330	3%	—
Selling, general and administrative	$1,229	$1,253	$1,189	(2)%	5%

Total gross margin for the year ended October 31, 2017 increased 2 percentage points when compared to last year. Increases in total gross margins for the year ended October 31, 2017 reflects higher sales volume, results from margin improvement initiatives, lower amortization expense of intangible assets and the impact of an employee pension settlement gain partially offset by higher wages and variable pay. Total gross margin for the year ended October 31, 2016 increased 2 percentage points when compared to last year. Increases in total gross margins for the year ended October 31, 2016 were as a result of the exit of the NMR business, several margin improvement initiatives, lower logistics costs, lower costs to address the now lifted FDA warning letter offset by increased wages and variable pay.

Total operating margin increased 4 percentage points for the year ended October 31, 2017, when compared to last year. Operating margins increased due to improvements in gross margins, the impact of lower amortization expense of intangible assets, lower transformation initiatives costs, lower acquisition and integration costs and the impact of an employee pension settlement gain when compared to last year. Total operating margin increased 2 percentage points for the year ended October 31, 2016, when compared to last year. Operating margins increased due to improvements in gross margin and the impact of an employee pension curtailment gain offset by the increased acquisition and integrations costs, the impairment charge for investment-related loans and increased wages and variable pay.

Gross inventory charges were $24 million in 2017, $20 million in 2016 and $30 million in 2015. Sales of previously written down inventory were $9 million in 2017, $9 million in 2016 and $13 million in 2015.

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

Research and development expenses increased 3 percent for the year ended October 31, 2017 when compared with last year. Research and development expenditures increased due to increased spending on new products related to all of our businesses, additional expenses related to increased headcount from acquisitions, and higher wages and variable pay. Research and development expenses was relatively flat for the year ended October 31, 2016 when compared with last year. Research and development expenditures increased by a $4 million in-process research and development (IPR&D) impairment charge mostly offset by the impact of an employee pension curtailment gain.

Selling, general and administrative expenses decreased 2 percent in 2017 compared to 2016. Selling, general and administrative expenses decreased due to lower amortization expense from intangible assets, lower transformational initiatives, lower acquisition and integration costs, the impact of an employee pension settlement gain and reduced costs due to business improvement initiatives partially offset by higher wages and variable pay and additional selling, general and administrative expenses associated with our recent acquisitions. Selling, general and administrative expenses increased 5 percent in 2016 compared to 2015. Selling, general and administrative expenses increased due to acquisition and integration costs related to recently acquired businesses, higher wages and variable pay and an impairment charge related to equity method investment loans offset by the impact of an employee pension curtailment gain.

Interest expense for the years ended October 31, 2017, 2016 and 2015 was $79 million, $72 million and $66 million, respectively, and relates to the interest charged on our senior notes and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2017, our headcount was approximately 13,500 compared to 12,500 in 2016.

Other income (expense), net

For the years ended October 31, 2017, 2016 and 2015, other income (expense), net includes income of $12 million, $12 million and $25 million, respectively, related to the provision of certain IT and site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Agilent expects to receive lease income and site service income from Keysight over the next 2-3 years of approximately $12 million per year. For the year ended October 31, 2016, other income (expense), net also includes an $18 million expense related to the impairment of an investment.

Income Taxes

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Provision for income taxes	$119	$82	$42

For 2017, the company's income tax expense was $119 million with an effective tax rate of 14.8 percent. Our effective tax rate is impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. During the year, the company determined a portion of current year foreign earnings from its low tax jurisdictions would not be considered as indefinitely reinvested. As such, a deferred tax liability for that portion of unremitted foreign earnings was accrued causing an increase in the annual tax expense. Our annual effective tax rate also included tax benefits due to the settlement of an audit in Germany for the years 2005 through 2008 and the lapse of U.S. statute of limitation for the fiscal years 2012 and 2013. This benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

For 2016, the company's income tax expense was $82 million with an effective tax rate of 15.1 percent. The income tax provision from continuing operations for the year ended October 31, 2016 included net discrete tax expense of $17 million primarily due to tax expense related to the establishment of a valuation allowance on an equity method investment impairment that would generate a capital loss when realized.

For 2015, the company’s income tax expense from continuing operations was $42 million with an effective tax rate of 8.7 percent. The income tax expense from continuing operations for the year ended October 31, 2015 included a net discrete tax benefit of $(55) million primarily due to the settlement of an Internal Revenue Service (“IRS) audit in the U.S. and the recognition of tax expense related to the repatriation of dividends.

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2018 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $93 million, $86 million, and $65 million in 2017, 2016, and 2015, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.29, $0.26, and $0.19 in 2017, 2016 and 2015, respectively.

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

In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes to the status of these open tax years during 2017. The U.S. statute of limitation for audit of tax returns for the fiscal years 2012 and 2013 expired in July, 2017. The statute expiration resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $40 million. This discrete tax benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

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

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. During the first quarter of fiscal year 2017, the company settled its ongoing tax audit in Italy for the years 2011 to 2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million. During the third quarter of fiscal year 2017, the company settled its ongoing tax audit in Germany for the years 2005 to 2008, which resulted in the recognition of previously unrecognized tax benefits of approximately $51 million.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The IRS appealed the decision and filed its arguments opposing the Tax Court decision in June 2016. The case is currently in the appeals process in the Ninth Circuit. Due to the uncertainty surrounding the Court’s decision, we concluded that no adjustment to our consolidated financial statements is appropriate at this time.

Segment Overview

Through October 31, 2017, we have three business segments comprised of the life sciences and applied markets business, the diagnostics and genomics business and the Agilent CrossLab business.

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

Net Revenue

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
	(in millions)
Net revenue	$2,169	$2,073	$2,046	5%	1%

Life science and applied markets business revenue in 2017 increased 5 percent compared to 2016. Foreign currency movements for 2017 had an overall unfavorable currency impact of less than 1 percentage point on revenue growth when compared to the same period last year. Geographically, revenue increased 2 percent in the Americas, increased 7 percent in Europe with a 1 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific. From a product standpoint, gas chromatography mass spectrometry, software and informatics systems, and cell analysis systems led with double digit growth during the year. Gas chromatography returned to strong growth on the strength of rebounding chemical and energy markets. Liquid chromatography grew single digits compared to 2016 as the pharmaceutical markets moderated.

Life science and applied markets business revenue in 2016 increased 1 percent compared to 2015. Strong growth in China led the geographic portfolio during 2016, and helped offset softness in the Americas and Europe. Liquid chromatography products revenue continued solid growth on strength in the pharmaceutical market. Revenue from mass spectrometry had areas of strength, particularly in China, which were offset by continued declines in revenue in the chemical and energy markets as well as diagnostic and clinical market declines in the Americas.

End market performance in 2017 showed a shift in growth trends from those of 2016. Chemical and energy markets rebounded sharply from the depressed levels of 2016 and delivered strong growth. The growth from pharmaceutical markets, which led the way in 2016, was modest reflecting difficult year on year comparisons. Food and environmental markets demonstrated continued growth during the year. Life science research and diagnostic and clinical market sales saw improvement as the year progressed. End market performance reflected mixed growth across markets in 2016. Pharmaceutical market growth was robust in 2016 driven by continuing technology refresh programs. Food and environmental markets, driven by strong sales in China, were areas of good growth in an otherwise weak applied market sector. Chemical and energy markets continued their declines throughout 2016 as oil prices remained low and capital budgets were constrained.

Looking forward, we are optimistic about our growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate strong sales funnels given new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets.

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2017 versus 2016, and 2016 versus 2015.

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
Total gross margin	60.1%	58.6%	56.2%	2 ppts	2 ppts
Operating margin	22.5%	20.7%	18.6%	2 ppts	2 ppts

(in millions)
Research and development	$206	$195	$192	6%	2%
Selling, general and administrative	$610	$590	$576	3%	2%
Income from operations	$487	$429	$380	13%	13%

Gross margin increased 2 percentage points in 2017 compared to 2016. The increase was due to a combination of moderate price increases, margin improvement initiatives, and reduced logistics costs. Gross margin increased 2 percentage points in 2016 compared to 2015. The exit of our NMR business contributed 1 percentage point to gross margin improvement. Other contributions were the result of reduced warranty costs and improved efficiencies in logistics offset by higher wages and variable pay.

Research and development expenses increased 6 percent in 2017 when compared to 2016. Research and development expenses increased due to higher project investments across our businesses as well as higher wages and variable pay. Research and development expenses increased 2 percent in 2016 when compared to 2015. Acquisitions partially offset savings from the NMR business exit, with growth coming from wage increases, variable pay and targeted investments.

Selling, general and administrative expenses increased 3 percent in 2017 compared to 2016. Selling, general and administrative expenses increased due to higher funding in marketing programs to promote newly released products as well as higher wages and variable pay. Selling, general and administrative expenses increased 2 percent in 2016 compared to 2015. Acquisitions partially offset savings from the NMR business exit, with growth coming from higher wages and variable pay.

Operating margin increased 2 percentage points in 2017 compared to 2016. Operating margin increased due to revenue growth paired with improvements from gross margin initiatives and moderate price increases. Operating margin increased 2 percentage points in 2016 compared to 2015. The exit of our NMR business contributed 2 percentage point to operating margin improvement, with gross margin improvements from lower warranty and logistics costs making up the difference.

Income from Operations

Income from operations in 2017 increased by $58 million or 13 percent when compared to 2016 on a revenue increase of $96 million. The increase was due to higher revenues and lower cost of sales on incremental revenues. Income from operations in 2016 increased by $49 million or 13 percent compared to 2015 on a revenue increase of $27 million. The exit of our NMR division contributed roughly 40 percent of the improvement with revenue growth and improved gross margins making up the difference.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes our new acquisition “Multiplicom” a leading European diagnostics company with state-of-the-art genetic testing technology and products. Multiplicom’s solutions enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy.

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

Net Revenue

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
	(in millions)
Net revenue	$772	$709	$662	9%	7%

Diagnostics and genomics business revenue in 2017 increased 9 percent compared to 2016. Foreign currency movements for 2017 had no overall currency impact on revenue growth when compared to the same period last year. Geographically, revenue increased 8 percent in the Americas with a 1 percentage point favorable currency impact, increased 10 percent in Europe with a 1 percentage point unfavorable currency impact and increased 10 percent in Asia Pacific. The growth in the Americas was assisted by continued strength in our nucleic acid solutions division, growth in sales in our pathology business and continuing strong growth in the companion diagnostic business. Pathology growth was a result of strength in all regions led by our companion diagnostics ("CDx") assays and molecular pathology products. Europe results were supported by growth in our genomics, pathology, and the companion diagnostic business. Asia Pacific, our relatively smaller region, increased mainly due to higher shipment volumes in China and Japan.

Diagnostics and genomics business revenue in 2016 increased 7 percent compared to 2015. The performance in Americas and Europe were assisted by growth in sales in genomics (particularly target enrichment and arrays), strength in pathology business, continued demand in the nucleic acid solutions and good momentum in the companion diagnostic business. Growth in Asia Pacific reflected strong growth in China.

The 9 percent revenue growth in 2017 was due to positive growth from all businesses and regions. This was led by revenue growth in the companion diagnostics business working with our pharmaceutical partners. Nucleic acid business saw continued market demand in the nucleic acid solutions business related to therapeutic oligo programs and the pathology business saw steady growth due to strong utilization of Agilent’s Dako OMNIS platform and strength in our PD-L1 assays. The end markets in diagnostics and clinical research remain strong and growing driven by an aging population and lifestyle. The 7 percent revenue growth in 2016 was driven by demand in the nucleic acid solutions, good revenue performance in pathology and companion diagnostics businesses as well as next generation sequencing solution offering within the genomics business.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as our Dako OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing (target enrichment solutions) continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We are investing in building further capacity in our nucleic acid business to address the demand for the oligos. We will continue to invest in research and development, and seek to expand our position in developing countries and emerging markets.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business's margins, expenses and income from operations for 2017 versus 2016, and 2016 versus 2015.

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
Total gross margin	55.1%	54.6%	54.4%	1 ppt	—
Operating margin	19.3%	16.0%	13.3%	3 ppts	3 ppts

(in millions)
Research and development	$84	$83	$78	1%	6%
Selling, general and administrative	$193	$190	$195	1%	(2)%
Income from operations	$149	$114	$88	31%	29%

Gross margin increased 1 percentage point in 2017 when compared to 2016, mainly driven out of higher volume. Gross margin was flat in 2016 when compared to 2015. Favorable gross margins due to higher volumes were fully offset by unfavorable currency movements.

Research and development expenses increased 1 percent in 2017 when compared to 2016 however reduced 1 percent as a percentage of revenue. The spending increase is related to an acquisition and higher wages and variable pay. Research and development expenses increased 6 percent in 2016 when compared to 2015 however, remained flat as a percentage of revenue. This reflected higher wages and variable pay and increased spending around the development of clinical applications and solutions were partially offset by favorable currency movements.

Selling, general and administrative expenses increased 1 percent in 2017 when compared to 2016. Selling, general and administrative expenses increase was related to additional operating expenses associated with an acquisition and higher wages and variable pay partially offset by reduced expenses due to business improvement initiatives. Selling, general and administrative expenses decreased 2 percent in 2016 when compared to 2015, reflecting favorable currency movements, reduced expenses due to business improvement initiatives partially offset by higher wages and variable pay.

Operating margin increased 3 percentage points in 2017 when compared to 2016. The margin improvement was driven by higher revenue volumes partially offset by adding the cost structure of an acquisition and higher wages and variable pay. Operating margin increased 3 percentage points in 2016 when compared to 2015. The increase was due to higher volumes, efficiency gains in selling, general and administrative costs partially offset by higher wages and variable pay.

Income from Operations

Income from operations in 2017 increased by $35 million or 31 percent when compared to 2016 on a revenue increase of $63 million. The increase was due to higher volumes and controlled expenses. Income from operations in 2016 increased by $26 million or 29 percent when compared to 2015 on a revenue increase of $47 million. The increase was due to higher volumes and reduced selling and general administration expenses.

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

Net Revenue

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
	(in millions)
Total net revenue	$1,531	$1,420	$1,330	8%	7%

Agilent CrossLab business revenue in 2017 increased 8 percent when compared to 2016. Foreign currency movements for 2017 had an overall unfavorable impact of less than 1 percentage point when compared to 2016. Revenue growth in 2017 was led by increases in most core services and lab enterprise services and was led in terms of percentage growth by the remarketed instruments business. Geographically, revenue increased 8 percent in the Americas, increased 4 percent in Europe with a 2 percentage points unfavorable currency impact and increased 11 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. Agilent CrossLab business revenue in 2016 increased 7 percent when compared to 2015. Revenue growth in 2016 was led by increases in enterprise service contracts, LC small molecule columns, remarketed instruments, and bio-columns.
Agilent CrossLab business saw positive revenue growth in all the key end markets in 2017, except in the forensics market. In 2017, revenue growth, from a percentage perspective, was led by the food market. The pharmaceutical and biotechnology market in 2017 saw slower growth than in the prior year mostly due to a tougher comparison, but was still the primary growth driver from a volume perspective. The chemical and energy market provided the same level of solid revenue growth in 2017 as in 2016. In 2016, the business saw positive revenue growth in all the key end markets after accounting for the unfavorable currency movements, and was led by the pharmaceutical and biotechnology market, as well as the food market.
Looking forward, we expect balanced strength in nearly all key end markets to drive growth in the near term. Geographically, we remain optimistic on the market growth and market penetration opportunities in China and the emerging markets. Other factors for near term revenue growth include upcoming product launches from our consumables pipeline, as well as on our investment in our laboratory enterprise offerings.

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business's margins, expenses and income from operations for 2017 versus 2016 and 2016 versus 2015.

	Years Ended October 31,			2017 over 2016 Change	2016 over 2015 Change
	2017	2016	2015
Total gross margin	49.5%	49.4%	49.6%	—	—
Operating margin	22.1%	22.3%	22.5%	—	—

(in millions)
Research and development	$49	$46	$46	7%	—
Selling, general and administrative	$370	$339	$315	9%	7%
Income from operations	$338	$316	$299	7%	6%

Gross margin was flat in 2017 when compared to 2016, due to the higher sales volume offset by higher wages and variable pay. Gross margin was flat in 2016 when compared to 2015, due to the higher sales volume and several margin improvement initiatives which were partially offset by higher wages and variable pay, unfavorable currency movements and less favorable currency hedging results.

Research and development expenses increased 7 percent in 2017 when compared to 2016, due to increased investment related to an acquisition, as well as higher wages and variable pay. Research and development expenses was flat in 2016 when compared to 2015, due to wage increases being offset by moderate favorable currency movements.

Selling, general and administrative expenses increased 9 percent in 2017 when compared to 2016, due to higher orders driving higher selling costs, as well as higher wages and variable pay and the additional operating expenses from an acquisition. Selling, general and administrative expenses increased 7 percent in 2016 when compared to 2015, primarily due to higher orders driving higher field selling costs, higher wages and variable pay and larger investments into marketing and the sales channel.

Operating margin was flat in 2017 when compared to 2016, due to higher sales volume helping to offset growth in the number of service workforce, higher wages and variable pay and higher field selling costs. Operating margin was flat in 2016 when compared to 2015, due to higher sales volume which was partially offset by higher wages and variable pay, unfavorable currency movements less favorable currency hedging results, and increased selling, general and administrative expenses.

Income from Operations

Income from operations in 2017 increased by $22 million or 7 percent when compared to 2016 on a revenue increase of $111 million. This increase was due to higher sales volume, partially offset by higher operating expenses. Income from operations in 2016 increased by $17 million or 6 percent when compared to 2015 on a revenue increase of $90 million. This increase was due to higher sales volume, partially offset by currency and higher operating expenses.

Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2017 consisted of cash and cash equivalents of $2,678 million as compared to $2,289 million as of October 31, 2016.

As of October 31, 2017, approximately $2,600 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under tax law effective through our 2017 fiscal year-end, would be subject to U.S. federal and state income taxes, less applicable tax credits. Agilent has accrued for U.S. federal and state tax liabilities on the earnings of its foreign subsidiaries except when the earnings are asserted as indefinitely reinvested outside of the U.S. Repatriation could result in additional material U.S. federal and state income tax payments in future years. In 2017, we assessed our overall cash needs and funding sources and determined a portion of our current year foreign earnings from our low-tax jurisdictions would be repatriated, the timing of which is dependent upon the recently passed U.S. tax legislation. We utilize a variety of funding strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $889 million in 2017 as compared to $793 million provided in 2016 and $512 million provided in 2015. We paid approximately $63 million of net taxes in 2017, as compared to $67 million in net taxes in 2016 and net taxes of $129 million in 2015. The decrease in taxes paid for the year ended October 31, 2016 compared to 2015 was primarily due to taxes paid related to the separation of Keysight in 2015 and to a lesser extent due to some tax refunds. Cash paid for income taxes for the year ended October 31, 2015, included tax payments related to the separation of Keysight. For the years ended October 31, 2017, 2016 and 2015, other assets and liabilities used cash of $98 million, provided cash of $10 million and used cash of $249 million, respectively. The increase in cash usage for the year ended October 31, 2017 in other assets and liabilities is primarily due to pension contributions and taxes.

In 2017, the change in accounts receivable used cash of $81 million, $33 million in 2016, and $24 million in 2015. Days' sales outstanding as of October 31, were 55 days in 2017, 51 days in 2016 and 53 days in 2015. The change in accounts payable provided cash of $2 million in 2017, used cash of $15 million in 2016 and used cash of $26 million in 2015. Cash used in inventory was $61 million in 2017, in $7 million in 2016 and $24 million in 2015. Inventory days on-hand increased to 95 days in 2017 compared to 92 days in 2016 and decreased compared to 97 days in 2015.

We contributed $25 million, zero and $15 million to our U.S. defined benefit plans in 2017, 2016 and 2015, respectively. We contributed $21 million, $24 million and $25 million to our non-U.S. defined benefit plans in 2017, 2016 and 2015, respectively. We contributed less than $1 million in 2017, 2016 and 2015 to our U.S. post-retirement benefit plans. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2017 were $46 million or 92 percent more than 2016. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and expect to contribute $22 million to our non-U.S. defined benefit plans and nothing to our U.S. post-retirement benefit plans during 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2017 was $305 million and in 2016 was $238 million as compared to net cash used of $400 million in 2015.

Investments in property, plant and equipment were $176 million in 2017, $139 million in 2016 and $98 million in 2015. Proceeds from sale of property, plant and equipment were zero in 2017 and 2016, and $12 million in 2015. In 2017 we invested $128 million in acquisitions of businesses and intangible assets, net of cash acquired compared to $261 million in 2016 and $74 million in 2015. In 2017 there were approximately $1 million purchases of cost method investments compared to $80 million outlay in 2016 and zero in 2015. Change in restricted cash and cash equivalents was $1 million outflow in 2017, $245 million inflow in 2016 and $240 million outflow in 2015, respectively (changes in 2016 and 2015 related to our Seahorse Biosciences acquisition).

Net Cash Used in Financing Activities

Net cash used in financing activities in 2017 was $202 million compared to $268 million in 2016 and $1,089 million in 2015, respectively.

Treasury Stock Repurchases

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2015 we repurchased 6 million shares for $267 million. For the year ended October 31, 2016 we repurchased approximately 2.4 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time; however, we plan to repurchase a minimum of 674,000 shares per quarter in fiscal year 2018. Any additional repurchases may be impacted by our share price as well as other market conditions. During the year ended October 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017 we repurchased approximately 4.1 million shares for $194 million under this authorization. As of October 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During fiscal year 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all of our previously repurchased shares over the past 12 years including 2017 repurchases. Also the retirement resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Dividends

For the years ended October 31, 2017, 2016 and 2015 cash dividends of $170 million, $150 million and $133 million were paid on the company's outstanding common stock, respectively. On November 15, 2017 we declared a quarterly dividend of $0.149 per share of common stock, or approximately $48 million which will be paid on January 24, 2018 to shareholders of record as of the close of business on January 2, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of October 31, 2017, the company had $110 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2017 and 2016.

Short-term and Long-term Debt

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes matured and were paid in full on November 1, 2017.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2017 was $11 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

On September 15, 2016, the company issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.050% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes.The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2017 was $9 million.

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

The following table summarizes our total contractual obligations at October 31, 2017 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$42	$52	$16	$26
Commitments to contract manufacturers and suppliers	384	4	—	—
Other purchase commitments	40	—	—	—
Retirement plans	22	—	—	—
Transitional pension contributions to our U.S. 401(k) plan	$8	$15	$12	$—
Total	$496	$71	$28	$26

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

In addition to the above mentioned commitments to contract manufacturers and suppliers, in the past we recorded a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2017, the liability for our firm, non-cancelable and unconditional purchase commitments was $1 million compared to less than $1 million as of October 31, 2016 and $5 million as of October 31, 2015. These amounts are included in other accrued liabilities in our consolidated balance sheet.

Other Purchase Commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts without penalties. For those contracts that are not cancelable without penalties, we are disclosing the termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $40 million within the next year.

Retirement Plans.    Commitments under the retirement plans relate to expected contributions to be made to our U.S. and non-U.S. defined benefit plans and to our post-retirement medical plans for the next year only. Contributions after next year are impractical to estimate. Effective May 1, 2016 until April 30, 2022, we will provide an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the U.S. Retirement Plan benefits being frozen.

We had no material off-balance sheet arrangements as of October 31, 2017 or October 31, 2016.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations at October 31, 2017 related to our debt and interest expense (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$100	$500	$400	$900
Credit facility(1)	110	—	—	—
Interest expense	74	141	90	61
Total	$284	$641	$490	$961
(1) The credit facility expires on September 15, 2019.

Other long-term liabilities include $131 million and $190 million of liabilities for uncertain tax positions as of October 31, 2017 and October 31, 2016, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 51 percent of our revenue in 2017, 54 percent of our revenue in 2016 and 57 percent of our revenues in 2015 were generated in U.S. dollars.The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 1 percentage points in the year ended October 31, 2017. The impact of foreign currency movements is calculated by applying the prior period foreign currency exchange rates to the current year period.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2017 and 2016, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2017 and 2016, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agilent Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Agilent Technologies, Inc. and its subsidiaries as of October 31, 2017 and October 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 21, 2017

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2017	2016	2015
	(in millions, except per share data)
Net revenue:
Products	$3,410	$3,227	$3,146
Services and other	1,062	975	892
Total net revenue	4,472	4,202	4,038
Costs and expenses:
Cost of products	1,469	1,464	1,496
Cost of services and other	594	541	501
Total costs	2,063	2,005	1,997
Research and development	339	329	330
Selling, general and administrative	1,229	1,253	1,189
Total costs and expenses	3,631	3,587	3,516
Income from operations	841	615	522
Interest income	22	11	7
Interest expense	(79)	(72)	(66)
Other income (expense), net	19	(10)	17
Income from continuing operations before taxes	803	544	480
Provision for income taxes	119	82	42
Income from continuing operations	684	462	438
Loss from discontinued operations, net of tax benefit of $0, $0, and $2	$—	$—	$(37)
Net income	$684	$462	$401

Net income per share - basic:
Income from continuing operations	$2.12	$1.42	$1.32
Loss from discontinued operations	—	—	(0.12)
Net income per share - basic	$2.12	$1.42	$1.20

Net income per share - diluted:
Income from continuing operations	$2.10	$1.40	$1.31
Loss from discontinued operations	—	—	(0.11)
Net income per share - diluted	$2.10	$1.40	$1.20

Weighted average shares used in computing net income per share:
Basic	322	326	333
Diluted	326	329	335

Cash dividends declared per common share	$0.528	$0.460	$0.400

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2017	2016	2015

Net income	$684	$462	$401
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $(4) and $3	—	(6)	8
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $0 and $(6)	(1)	3	(12)
Foreign currency translation, net of tax expense (benefit) of $3, $3 and $(24)	41	(8)	(336)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense (benefit) of $52, $(42), and $(17)	123	(86)	(38)
Change in net prior service benefit, net of tax benefit of $(3), $(8), and $(6)	(6)	(15)	(11)
Other comprehensive income (loss)	157	(112)	(389)
Total comprehensive income	$841	$350	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2017	2016
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,678	$2,289
Accounts receivable, net	724	631
Inventory	575	533
Other current assets	192	182
Total current assets	4,169	3,635
Property, plant and equipment, net	757	639
Goodwill	2,607	2,517
Other intangible assets, net	361	416
Long-term investments	138	135
Other assets	394	452
Total assets	$8,426	$7,794
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305	$257
Employee compensation and benefits	276	235
Deferred revenue	291	269
Short-term debt	210	—
Other accrued liabilities	181	184
Total current liabilities	1,263	945
Long-term debt	1,801	1,904
Retirement and post-retirement benefits	234	360
Other long-term liabilities	293	339
Total liabilities	3,591	3,548
Commitments and contingencies (Note 15)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 322 million shares at October 31, 2017 and 614 million shares at October 31, 2016 issued	3	6
Treasury stock at cost; zero shares at October 31, 2017 and 290 million shares at October 31, 2016	—	(10,508)
Additional paid-in-capital	5,300	9,159
Retained earnings (accumulated deficit)	(126)	6,089
Accumulated other comprehensive loss	(346)	(503)
Total stockholders' equity	4,831	4,243
Non-controlling interest	4	3
Total equity	4,835	4,246
Total liabilities and equity	$8,426	$7,794
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$684	$462	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	246	253
Share-based compensation	60	58	54
Deferred taxes	102	3	70
Excess and obsolete inventory related charges	24	20	30
Asset impairment charges	—	4	3
Impairment of equity method investment and loans	—	25	—
Other	7	15	16
Changes in assets and liabilities:
Accounts receivable, net	(81)	(33)	(24)
Inventory	(61)	(7)	(24)
Accounts payable	2	(15)	(26)
Employee compensation and benefits	38	15	8
Interest rate swap payments	—	(10)	—
Other assets and liabilities	(98)	10	(249)
Net cash provided by operating activities	889	793	512
Cash flows from investing activities:
Investments in property, plant and equipment	(176)	(139)	(98)
Proceeds from the sale of property, plant and equipment	—	—	12
Proceeds from the sale of investment securities	—	1	—
Proceeds from divestitures	2	—	3
Payment to acquire cost method investment	(1)	(80)	—
Payment to acquire equity method investment	—	—	(1)
Payment in exchange for convertible note	(1)	(1)	(2)
Loan to equity method investment	—	(3)	—
Change in restricted cash, cash equivalents and investments, net	(1)	245	(240)
Acquisitions of businesses and intangible assets, net of cash acquired	(128)	(261)	(74)
Net cash used in investing activities	(305)	(238)	(400)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	66	62	58
Payment of taxes related to net share settlement of equity awards	(14)	(6)	(13)
Treasury stock repurchases	(194)	(434)	(267)
Payment of dividends	(170)	(150)	(133)
Issuance of senior notes	—	299	—
Debt issuance costs	—	(2)	—
Proceeds from debts and credit facility	400	255	—
Repayment of debts and credit facility	(290)	(292)	—
Net transfer of cash and cash equivalents to Keysight	—	—	(734)
Net cash used in financing activities	(202)	(268)	(1,089)
Effect of exchange rate movements	7	(1)	(48)
Net increase (decrease) in cash and cash equivalents	389	286	(1,025)
Change in cash and cash equivalents within current assets of discontinued operations	—	—	810
Cash and cash equivalents at beginning of year	2,289	2,003	2,218
Cash and cash equivalents at end of year	$2,678	$2,289	$2,003

Supplemental cash flow information:
Income tax payments, net	$63	$67	$129
Interest payments	$82	$73	$71

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2014	607,890	$6	$8,967	(272,924)	$(9,807)	$6,469	$(334)	$5,301	$3	$5,304
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	401	—	401	—	401
Other comprehensive loss	—	—	—	—	—	—	(389)	(389)	—	(389)
Total comprehensive income								12		12
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	(133)	—	(133)	—	(133)
Distribution of Keysight	—	—	(28)	—	—	(1,156)	332	(852)	—	(852)
Share-based awards issued	2,964	—	44	—	—	—	—	44	—	44
Tax benefits from share-based awards issued	—	—	8	—	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(6,471)	(267)	—	—	(267)	—	(267)
Share-based compensation	—	—	54	—	—	—	—	54	—	54
Balance as of October 31, 2015	610,854	$6	$9,045	(279,395)	$(10,074)	$5,581	$(391)	$4,167	$3	$4,170
Adjustment due to adoption of ASU 2016-09	—	—	—	—	—	196	—	196	—	196
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	462	—	462	—	462
Other comprehensive loss	—	—	—	—	—	—	(112)	(112)	—	(112)
Total comprehensive income								350		350
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(150)	—	(150)	—	(150)
Share-based awards issued	2,682	—	56	—	—	—	—	56	—	56
Repurchase of common stock	—	—	—	(10,680)	(434)	—	—	(434)	—	(434)
Share-based compensation	—	—	58	—	—	—	—	58	—	58
Balance as of October 31, 2016	613,536	$6	$9,159	(290,075)	$(10,508)	$6,089	$(503)	$4,243	$3	$4,246
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	684	—	684	—	684
Other comprehensive income	—	—	—	—	—	—	157	157	—	157
Total comprehensive income								841		841
Non-controlling interest									1	1
Cash dividends declared ($0.528 per common share)	—	—	—	—	—	(170)	—	(170)	—	(170)
Share-based awards issued	2,621	—	51	—	—	—	—	51	—	51
Repurchase of common stock	—	—	—	(4,107)	(194)	—	—	(194)	—	(194)
Retirement of treasury stock	(294,182)	(3)	(3,970)	294,182	10,702	(6,729)	—	—	—	—
Share-based compensation	—	—	60	—	—	—	—	60	—	60
Balance as of October 31, 2017	321,975	$3	$5,300	—	$—	$(126)	$(346)	$4,831	$4	$4,835
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

Keysight Separation. On November 1, 2014, we completed the distribution of 100% of the outstanding common shares of Keysight Technologies, Inc. ("Keysight") to Agilent stockholders who received one share of Keysight common stock for every two shares of Agilent held as of the close of business on the record date, October 22, 2014. For fiscal year 2015, discontinued operations includes costs incurred to effect the separation of Keysight and certain costs associated with transition services provided by Agilent to Keysight. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

Exit of Nuclear Magnetic Resonance Business. Beginning the fourth quarter of fiscal year 2014, we ceased the manufacture and sale of our nuclear magnetic resonance (“NMR”) product line within our life sciences and applied markets segment. In connection with the exit from this business, we recorded approximately $6 million in restructuring and other related costs in 2015. The exit of the NMR business was completed in fiscal year 2016.

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

Reclassification. Certain reclassifications to our prior period consolidated balance sheet have been made to conform with our current reporting. The October 31, 2016 consolidated balance sheet reflects the reclassification of $8 million of intangible assets related to purchased technology and licenses from third parties that were not associated with a business combination from other assets to other intangible assets.

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

Product Revenue.   Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables.  Our product revenue is generated predominantly from the sales of various types of analytical instrumentation. Product revenue, including sales to resellers and distributors, is reduced for estimated returns when appropriate. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met. For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

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

Service Revenue.  Revenue from services includes extended warranty, customer and software support including, Software as a Service (SaaS), consulting including companion diagnostics and training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

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

Accounts Receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable has been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2017 and 2016 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

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

In fiscal year 2017, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2017. Based on the results of our qualitative testing, we believe that it is more-likely-than-not- that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2017, 2016 and 2015.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2017. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. During the year ended October 31, 2017, there were no impairments of indefinite-lived intangible assets. Based on triggering events in the years ended October 31, 2016 and 2015, we recorded an impairment of $4 million and $3 million, respectively due to the cancellation of certain IPR&D projects.

Share-Based Compensation.    For the years ended 2017, 2016 and 2015, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense, in continuing operations, for all share-based awards of $61 million in 2017, $60 million in 2016 and $55 million in 2015. See Note 4, "Share-based Compensation" for additional information.

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

Advertising.    Advertising costs are generally expensed as incurred and amounted to $38 million in 2017, $30 million in 2016 and $25 million in 2015.

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

As of October 31, 2017, approximately $2,600 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Under current tax laws, the cash could be repatriated to the U.S. but most of it would be subject to U.S. federal and state income taxes, less applicable tax credits. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify investments as short-term investments if their original maturities are greater than three months and their remaining maturities are one year or less. Currently, we have no short-term investments.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2017 and 2016, there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. During 2016, we wrote down an equity method investment to its fair value of zero, resulting in an impairment charge of $18 million. In addition, we recorded an impairment of $7 million of uncollectible loans related to this equity method investment.

During the year ended October 31, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. Agilent’s initial ownership stake was 48 percent and we have also joined the board of Lasergen and signed a collaboration agreement. We have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for additional consideration of $105 million. Lasergen is a VIE, however, we do not consolidate the entity in our financial statements because we do not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Because of the nature of the preferred stock of Lasergen that we own, we account for this investment under the cost method. As of October 31, 2017 and 2016, the carrying value of our investments in VIE’s was $80 million with a maximum exposure of $80 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investment is included on the long term investments line of the consolidated balance sheet.
Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2017. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $58 million and $104 million as of October 31, 2017 and 2016, respectively. The change in the excess of fair value over carrying value in the year ended October 31, 2017 is primarily due to fluctuations in market interest rates. The carrying value as of October 31, 2016 reflects the new accounting guidance related to the presentation of debt issuance costs which we adopted on November 1, 2016. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 11, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Investments. Cost method investments consisting of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2017, or 2016.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in comprehensive income (loss), a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2017, 2016 and 2015 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twenty years. Certain leases contain renewal options for periods up to six years. In addition, we lease equipment to customers in connection with our diagnostics business using both capital and operating leases. As of October 31, 2017 and 2016 our diagnostics and genomics segment has approximately $27 million and $15 million, respectively, of lease receivables related to capital leases and approximately $22 million and $23 million, respectively, of net assets for operating leases.  We depreciate the assets related to the operating leases over their estimated useful lives, typically five years.

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

Employee Compensation and Benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $101 million and $92 million as of October 31, 2017, and 2016, respectively.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $2 million loss for fiscal year 2017, $5 million loss for 2016 and $9 million loss for 2015, respectively.

2.     NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued amendments to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs remain unchanged. The amendments were effective for us beginning November 1, 2016. The impact of adoption to our consolidated balance sheet was a decrease of $8 million in other assets and long-term debt. The October 31, 2016 consolidated balance sheet has been revised to reflect the new disclosure requirement.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new revenue recognition guidance, Accounting Standard Codification Topic 606, Revenue from contract with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The objective of the new revenue standard is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance is effective for us at the beginning in November 1, 2018. We expect to adopt this standard on November 1, 2018 through application of the modified retrospective method reflecting the cumulative effect of initially applying the new guidance to revenue recognition in the first quarter of fiscal 2019. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. We expect that in some cases the revenue recognition timing under the new guidance will change from current practice.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and disclosures.

In September 2015, the FASB issued guidance intended to simplify accounting for adjustments to provisional amounts recorded in connection with business combinations. Beginning in November 1, 2017 and in the interim periods from November 1, 2018, adjustments will be recorded in the period that they are determined rather than applied retrospectively via revision to the period of acquisition and each period thereafter. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued amendments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The provisions under this amendment are effective for us beginning November 1, 2018, and for interim periods within that year. Early adoption is not permitted. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning November 1, 2019, and for interim periods within that year.  Early adoption is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

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

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning November 1, 2018, and for interim periods within that year. Early adoption is permitted. If we decide to early adopt the amendments, we will be required to adopt all of the amendments in the same period. We do not expect to early adopt and we are evaluating the impact of the amendments on our consolidated statement of cash flows and disclosures.

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

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning November 1, 2018, and for interim periods within that year. Early adoption is permitted. We do not expect to early adopt and we are evaluating the impact of the amendments on our consolidated statement of cash flows and disclosures.

In January 2017, the FASB issued guidance intended to clarify the definition of a business in connection with business combinations with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for us beginning November 1, 2018, and for interim periods within that year. Adjustments will be recorded in the period that they are determined rather than applied retrospectively via revision to the period of acquisition and each period thereafter. We do not expect to early adopt this guidance nor do we expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued an amendment to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The amendment also simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments are effective for us beginning November 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect to early adopt nor do we expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In March 2017, the FASB issued guidance on the presentation of the net periodic pension and postretirement benefit cost. This guidance also specifies that only the service cost component of net benefit cost is eligible for capitalization. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and below operating income in the statement of operations. The amendments are effective for us beginning November 1, 2018, including interim periods within those annual periods. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

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

In August 2017, the FASB issued amendments to hedge accounting intended to better align a company's risk management strategies and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments expand and refine accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. The amendments are effective for us beginning November 1, 2019, including the interim periods within those annual periods. We are currently evaluating the timing of our adoption and the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

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

The following table summarizes results from discontinued operations of Keysight included in the consolidated statement of operations:

Year Ended October 31,
2015
(in millions)
Net revenue	$—
Costs and expenses	39
Operating loss	(39)
Other income (expense), net	—
Loss from discontinued operations before tax	(39)
Benefit for income taxes	(2)
Net loss from discontinued operations	$(37)

For the year ended October 31, 2015, net income (loss) from discontinued operations includes transaction, information systems and other costs to effect the separation of $39 million. In the year ended October 31, 2015 only those costs incurred to effect the separation of Keysight have been included. No income or expense has been recorded for the Keysight business after separation from Agilent on November 1, 2014.

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

Under the terms of the Transition Services Agreement, we recorded income for all services provided to Keysight of approximately $12 million in fiscal year 2015. In addition, Agilent expects to receive lease income together with site service income from Keysight over the next 2-3 years of approximately $12 million per year.  In the years ended October 31, 2017, 2016 and 2015 other income (expense), net includes $12 million, $12 million and $25 million of income related to the provision of services to, and lease income from Keysight.

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

Under our ESPP, employees purchased 618,270 shares for $26 million in 2017, 696,178 shares for $23 million in 2016 and 346,472 shares for $12 million in 2015. As of October 31, 2017, the number of shares of common stock authorized and available for issuance under our ESPP was 27,556,310. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participants contributions totaling $15 million as of October 31, 2017.

Incentive Compensation Plans.    On November 19, 2008 and March 11, 2009, the Compensation Committee of Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Stock Plan") to replace the Company's 1999 Stock Plan and 1999 Stock Non-Employee Director Stock Plan and subsequently reserved 25 million shares of Company common stock that may be issued under the 2009 Plan, plus any shares forfeited or cancelled under the 1999 Stock Plan. The 2009 Stock Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2009 Plan has a term of ten years. As of October 31, 2017, 8,140,709 shares were available for future awards under the 2009 Stock Plan.

Stock options under the 2009 Stock Plans may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options were granted prior to November 1, 2015 and generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. Stock options were granted in years prior to fiscal year 2016. Agilent issues new shares of common stock when employee stock options are exercised.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program administered under the 2009 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made in 2016 and 2017 were based on Operating Margin (“OM”) and Earnings Per Share ("EPS"), respectively. In the case of LTPP-OM, the performance targets for all the three years of performance period is set at the time of grant. The performance targets for LTPP-EPS grants for year 2 and year 3 of the performance period will be set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

Based on the performance metrics the final LTPP award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years and the maximum award value for awards granted in 2017 and 2016 cannot exceed 300 percent of the grant date target value. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met.

We also issue restricted stock units under our share-based plans. The estimated fair value of the restricted stock unit awards granted under the Stock Plans is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant. All restricted stock units granted to our executives after November 1, 2015, are subject to a one-year post-vest holding period.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Cost of products and services	$15	$14	$11
Research and development	6	6	5
Selling, general and administrative	40	40	39
Total share-based compensation expense	$61	$60	$55

At October 31, 2017 and 2016 there was no share-based compensation capitalized within inventory. The weighted average grant date fair value of options, granted in 2015 was $10.58 per share. Stock options were granted in years prior to fiscal year 2016.

Included in the 2015 expense is an incremental expense for the acceleration of share-based compensation related to the announced workforce reduction plan of $2 million. No such expense was recorded for 2017 or 2016. Upon termination of the employees impacted by the workforce reduction, the non-vested Agilent awards held by these employees immediately vests. Employees have a period of up to three months in which to exercise the Agilent options before such options are cancelled.

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

The estimated fair value of restricted stock unit awards, LTPP (OM) and LTPP (EPS) was determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield and as appropriate, a discount related to the one-year post vesting. The compensation cost for LTPP (OM) and LTPP (EPS) awards reflect the cost of awards that are probable to vest at the end of the performance period.

The following assumptions were used to estimate the fair value of employee stock options and LTPP grants.

	Years Ended October 31,
	2017	2016	2015
Stock Option Plans:
Weighted average risk-free interest rate	—	—	1.75%
Dividend yield	—	—	1%
Weighted average volatility	—	—	28%
Expected life	—	—	5.5 years
LTPP:
Volatility of Agilent shares	23%	24%	25%
Volatility of selected peer-company shares	15%-63%	14%-50%	12%-57%
Price-wise correlation with selected peers	36%	35%	37%

Post-vest restriction discount for all executive awards	5.3%	5.5%	—

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. For the stock option grants in 2015 and LTPP (TSR) grants in 2015 and 2016, we used the 3-year average historical stock price volatility of a group of our peer companies. We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For LTPP (TSR) grants in 2017, we used our own historical stock price volatility.

All LTPP awards granted in 2017 and 2016 to our executives have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. For 2016, the model used the 3-year average historical stock price volatility of a group of our peer companies and an expected dividend yield to compute the discount. For 2017, the model used Agilent's own post-separation historical stock price volatility. The grants made during 2017 and 2016 have a discount of 5.3 percent and 5.5 percent, respectively, while computing the fair values.

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2017.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2016	4,106	$33
Granted	—	$—
Exercised	(1,343)	$30
Cancelled/Forfeited/Expired	(2)	$41
Outstanding at October 31, 2017	2,761	$34

Forfeited and expired options from total cancellations in 2017 were as follows:

	Options Cancelled	Weighted Average Exercise Price
	(in thousands)
Forfeited	2	$41
Expired	—	$—
Total options cancelled during 2017	2	$41

The options outstanding and exercisable for equity share-based payment awards at October 31, 2017 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	170	1.6	$18	$8,561	170	1.6	$18	$8,561
$25.01 - 30	957	4.3	$26	39,804	957	4.3	$26	39,804
$30.01 - 40	528	6.1	$39	15,258	296	6.1	$39	8,566
$40.01 - over	1,106	7.0	$41	30,035	493	7.0	$41	13,396
	2,761	5.6	$34	$93,658	1,916	5.0	$31	$70,327

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $68.03 at October 31, 2017, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2017 was approximately 1.9 million.

The following table summarizes the aggregate intrinsic value of options exercised in 2017, 2016 and 2015 and the fair value of options granted in 2015:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2015	$33,258	$24
Black-Scholes per share value of options granted during fiscal 2015			$11
Options exercised in fiscal 2016	$26,913	$25
Options exercised in fiscal 2017	$36,175	$30

As of October 31, 2017, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was approximately $0.7 million which is expected to be amortized over a weighted average period of 1 year. The amount of cash received from the exercise of share-based awards granted was $66 million in 2017, $62 million in 2016 and $58 million in 2015.

Non-Vested Awards

The following table summarizes non-vested award activity in 2017 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2016	3,062	$40
Granted	1,405	$47
Vested	(1,068)	$39
Forfeited	(84)	$42
Change in LTPP shares in the year due to not meeting performance conditions	(13)	$—
Non-vested at October 31, 2017	3,302	$43

As of October 31, 2017, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $58 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $42 million for 2017, $21 million for 2016 and $31 million for 2015.

5.     INCOME TAXES

The domestic and foreign components of income from continuing operations before taxes are:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
U.S. operations	$116	$27	$77
Non-U.S. operations	687	517	403
Total income from continuing operations before taxes	$803	$544	$480

The provision for income taxes is comprised of:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
U.S. federal taxes:
Current	$15	$(1)	$(91)
Deferred	110	19	97
Non-U.S. taxes:
Current	1	77	62
Deferred	(7)	(14)	(27)
State taxes, net of federal benefit:
Current	1	3	1
Deferred	(1)	(2)	—
Total provision	$119	$82	$42

The income tax provision does not reflect potential future tax savings resulting from excess deductions associated with our various share-based award plans.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2017		2016
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$16	$—	$13	$—
Intangibles	—	93	—	92
Property, plant and equipment	12	—	16	—
Warranty reserves	12	—	14	—
Pension benefits and retiree medical benefits	70	—	136	—
Employee benefits, other than retirement	28	—	28	—
Net operating loss, capital loss, and credit carryforwards	328	—	293	—
Unremitted earnings of foreign subsidiaries	—	163	—	53
Share-based compensation	45	—	41	—
Deferred revenue	45	—	42	—
Other	1	—	12	—
Subtotal	557	256	595	145
Tax valuation allowance	(138)	—	(129)	—
Total deferred tax assets or deferred tax liabilities	$419	$256	$466	$145

The decrease in 2017 as compared to 2016 for the deferred tax asset relating to pension benefits is due mainly to the tax effect of changes in pension plans recognized in other comprehensive income (loss). During the third quarter of 2017, the company determined a portion of current year foreign earnings from its low tax jurisdictions would not be considered as indefinitely reinvested. As such, a liability for that portion of unremitted foreign earnings was accrued causing an increase in ending deferred tax liability.

Agilent records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. As of October 31, 2017 the company recognized a $163 million deferred tax liability for the overall residual tax expected to be imposed upon the repatriation of unremitted foreign earnings not considered permanently reinvested. As of October 31, 2017, the cumulative amount of undistributed earnings considered indefinitely reinvested was $5.8 billion. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the company’s foreign operations. Due to the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows for the years 2017 and 2016:

	October 31,
	2017	2016
	(in millions)
Long-term deferred tax assets (included within other assets)	$240	$386
Long-term deferred tax liabilities (included within other long-term liabilities)	(77)	(65)
Total	$163	$321

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2017, we continued to maintain a valuation allowance of $138 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits, net operating losses in the state of Colorado and the Netherlands and capital losses in the U.S. and foreign jurisdictions.

At October 31, 2017, we had federal, state and foreign net operating loss carryforwards of approximately $10 million, $670 million and $310 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will both begin to expire in 2018. If not utilized, $124 million of the foreign net operating loss carryforwards will begin to expire in 2018. The remaining $186 million of the foreign net operating losses carry forward indefinitely. At October 31, 2017, we had federal and foreign capital loss carryforwards of $48 million and $129 million, respectively. If not utilized, the federal capital loss carryforwards will begin to expire in 2022. The foreign capital losses carry forward indefinitely. At October 31, 2017, we had federal and state tax credit carryforwards, net of reserves. of approximately $144 million and $55 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2018. The state tax credits carry forward indefinitely.

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Profit before tax times statutory rate	$281	$190	$167
State income taxes, net of federal benefit	2	2	(8)
Non-U.S. income taxed at different rates	(43)	(68)	(72)
Change in unrecognized tax benefits	(110)	(27)	(116)
Repatriation of foreign earnings	—	—	68
Valuation allowances	1	18	(2)
Adjustments to earnings of foreign subsidiaries	—	(11)	—
Other, net	(12)	(22)	5
Provision for income taxes	$119	$82	$42
Effective tax rate	14.8%	15.1%	8.7%

Agilent enjoys tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. The tax holidays are due for renewal between 2018 and 2023. As a result of the incentives, the impact of the tax holidays decreased income taxes by $93 million, $86 million, and $65 million in 2017, 2016, and 2015, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.29, $0.26, and $0.19 in 2017, 2016 and 2015, respectively.

For 2017, the company's income tax expense was $119 million with an effective tax rate of 14.8 percent. Our effective tax rate is impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. During the year, the company determined a portion of current year foreign earnings from its low tax jurisdictions would not be considered as indefinitely reinvested. As such, a deferred tax liability for that portion of unremitted foreign earnings was accrued causing an increase in the annual tax expense. Our annual effective tax rate also included tax benefits due to the settlement of an audit in Germany for the years 2005 through 2008 and the lapse of U.S. statute of limitation for the fiscal years 2012 and 2013. This benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

For 2016, the company's income tax expense was $82 million with an effective tax rate of 15.1 percent. The income tax provision from continuing operations for the year ended October 31, 2016 included net discrete tax expense of $17 million primarily due to tax expense related to the establishment of a valuation allowance on an equity method impairment that would generate a capital loss when realized.

For 2015, the company’s income tax expense was $42 million with an effective tax rate of 8.7 percent. The income tax expense from continuing operations for the year ended October 31, 2015 included a net discrete tax benefit of $55 million primarily due to the settlement of an Internal Revenue Service (“IRS) audit in the U.S. and the recognition of tax expense related to the repatriation of dividends.

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows for the years 2017 and 2016:

	October 31,
	2017	2016
	(in millions)
Current income tax assets (included within other current assets)	$77	$83
Long-term income tax assets (included within other assets)	18	19
Current income tax liabilities (included within other accrued liabilities)	(55)	(49)
Long-term income tax liabilities (included within other long-term liabilities)	(131)	(190)
Total	$(91)	$(137)

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

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2017	2016	2015
	(in millions)
Balance, beginning of year	$293	$289	$417
Additions for tax positions related to the current year	32	31	33
Additions for tax positions from prior years	1	1	3
Reductions for tax positions from prior years	(3)	(27)	(156)
Settlements with taxing authorities	(52)	—	(4)
Statute of limitations expirations	(47)	(1)	(4)
Balance, end of year	$224	$293	$289

As of October 31, 2017, we had $224 million of unrecognized tax benefits of which $202 million, if recognized, would affect our effective tax rate.

We recognized a tax benefit of $9 million, a tax expense of $2 million and a tax benefit of $2 million of interest and penalties related to unrecognized tax benefits in 2017, 2016 and 2015, respectively. Interest and penalties accrued as of October 31, 2017 and 2016 were $16 million and $25 million, respectively.

In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes to the status of these open tax years during 2017. The U.S. statute of limitation for audit of tax returns for the fiscal years 2012 and 2013 expired in July, 2017. The statute expiration resulted in the recognition, within the continuing operations, of previously unrecognized tax benefits of $40 million. This discrete tax benefit was offset by a deferred tax liability required for the tax expected upon repatriation of related unremitted foreign earnings that were not asserted as indefinitely invested outside the U.S.

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

In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. During the first quarter of fiscal year 2017, the company settled its ongoing tax audit in Italy for the years 2011 to 2013 resulting in a net tax expense of $7 million. The settlement resulted in the recognition of previously unrecognized tax benefits of approximately $14 million. During the third quarter of fiscal year 2017, the company settled its ongoing tax audit in Germany for the years 2005 to 2008, which resulted in the recognition of previously unrecognized tax benefits of approximately $51 million.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the U.S. Tax Court on December 1, 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The IRS appealed the decision and filed its arguments opposing the Tax Court decision in June 2016. The case is currently in the appeals process in the Ninth Circuit. Due to the uncertainty surrounding the Court’s decision, we concluded that no adjustment to our consolidated financial statements is appropriate at this time.

6.     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Numerator:
Income from continuing operations	$684	$462	$438
Loss from discontinued operations	$—	$—	$(37)
Net income	684	462	401
Denominators:
Basic weighted average shares	322	326	333
Potential common shares — stock options and other employee stock plans	4	3	2
Diluted weighted average shares	326	329	335

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards. We issued a total of 3 million share-based awards in each year of 2017, 2016 and 2015.

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. For 2017, 2016 and 2015, options to purchase zero, 842,200 and 1.2 million shares respectively were excluded from the calculation of diluted earnings per share. In addition, we also exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.  For the year ended 2017, 2016 and 2015, options to purchase 200 shares, 229,600 shares and 368,900 shares, respectively, were excluded from the calculation of diluted earnings per share.

7.     INVENTORY

	October 31,
	2017	2016
	(in millions)
Finished goods	$363	$339
Purchased parts and fabricated assemblies	212	194
Inventory	$575	$533

Inventory-related excess and obsolescence charges, included in continuing operations, of $24 million were recorded in total cost of products in 2017, $20 million in 2016 and $30 million in 2015, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

8.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2017	2016
	(in millions)
Land	$56	$53
Buildings and leasehold improvements	886	757
Machinery and equipment	470	420
Software	188	176
Total property, plant and equipment	1,600	1,406
Accumulated depreciation and amortization	(843)	(767)
Property, plant and equipment, net	$757	$639

There were no asset impairments in 2017, 2016 and 2015. Depreciation expenses were $94 million in 2017, $95 million in 2016 and $98 million in 2015.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2017, 2016 and 2015 and the movements in 2017 and 2016 for each of our reportable segments are shown in the table below:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2015	$650	$1,234	$482	$2,366
Foreign currency translation impact	3	(11)	3	(5)
Goodwill arising from acquisitions	137	—	19	156
Goodwill as of October 31, 2016	$790	$1,223	$504	$2,517
Foreign currency translation impact	2	10	—	12
Goodwill arising from acquisitions	26	52	—	78
Goodwill as of October 31, 2017	$818	$1,285	$504	$2,607

As of September 30, 2017, we assessed goodwill impairment for our reporting units and no impairment was indicated.

The component parts of other intangible assets at October 31, 2017 and 2016 are shown in the table below:

	Other Intangible Assets (1)
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2016:
Purchased technology	$823	$572	$251
Backlog	1	1	—
Trademark/Tradename	149	61	88
Customer relationships	263	211	52
Total amortizable intangible assets	$1,236	$845	$391
In-Process R&D	17	—	17
Total	$1,253	$845	$408
As of October 31, 2017:
Purchased technology	$855	$646	$209
Trademark/Tradename	149	73	76
Customer relationships	151	112	39
Total amortizable intangible assets	$1,155	$831	$324
In-Process R&D	24	—	24
Total	$1,179	$831	$348

(1) We also purchase technology and licenses from third parties, separately from business combinations.  As of October 31, 2017 and 2016, the net balance of these intangibles not included in this table was $13 million and $8 million, respectively.

In 2017, we acquired Cobalt Light Systems (“Cobalt”), an Oxfordshire, U.K. based provider of differentiated Raman spectroscopic instruments for the pharmaceutical industry, applied markets and public safety, for approximately $53 million in cash and Multiplicom NV (“Multiplicom”), a leading European diagnostics company with state-of-the-art genetic testing technology and products, for approximately $72 million in cash. We have not included the pro forma impact of these acquisitions since they are not material to our current or prior period results. During 2017, we recorded additions to goodwill of $78 million and to other intangible assets of $52 million related to these acquisitions. During 2017, other intangible assets increased $5 million, due to the impact of foreign exchange translation.

During 2017, we also wrote-off the gross carrying amount of $132 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

In 2016, we acquired Seahorse Bioscience, a leader in providing instruments and assay kits for measuring cell metabolism and bioenergetics, for $242 million and iLab Solutions LLC ("iLab"), a cloud-based solutions provider for core laboratory management for $26 million. In 2016, we recorded additions to goodwill of $156 million and to intangible assets of $121 million related to these acquisitions. During the year other intangible assets decreased $2 million, due to the impact of foreign exchange translation.

There were no impairments of other intangible assets recorded during 2017. In addition, we recorded impairments of other intangibles related to the cancellation of in-process research and development projects of $4 million and $3 million during 2016 and 2015, respectively.

Amortization expense of intangible assets was $120 million in 2017, $154 million in 2016, and $158 million in 2015.

Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2018	$94
2019	$69
2020	$57
2021	$43
2022	$32
Thereafter	$42

10.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2017 and 2016 (net book value):

	October 31,
	2017	2016
	(in millions)
Long-Term
Cost method investments	$106	$104
Trading securities	32	31
Total	$138	$135

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

All of our investments, excluding trading securities, are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the year ended October 31, 2016, we identified certain events and circumstances that indicated the decline in value of an equity method investment was other-than-temporary. As a result, we wrote down the investment to its fair value of zero, resulting in an impairment charge of approximately $18 million.

Amounts included in other income (expense), net for the appropriate share of loss on equity method investments and other than temporary impairments were as follows:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Equity method investments - share of losses	$—	$(10)	$(9)
Equity method investments - other than temporary impairments	—	(18)	—
Total	$—	$(28)	$(9)

Net unrealized gains on our trading securities portfolio were $4 million in 2017, $1 million in 2016 and $2 million in 2015.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 were as follows:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,659	$1,659	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,695	$1,691	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$38	$—	$38	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016 were as follows:

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,482	$1,482	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$1,522	$1,513	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$39	$—	$39	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2017, 2016 and 2015:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Long-lived assets held and used	$—	$4	$3
Long-lived assets held for sale	$—	$—	$—

For 2017, there were no impairments of long-lived assets held and used. Long-lived assets held and used with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which was included in net income for 2016. Long-lived assets held and used with a carrying amount of $3 million were written down to their fair value of zero, resulting in an impairment charge of $3 million, which was included in net income for 2015. The impairment charge in 2016 and 2015 of $4 million and $3 million, respectively, relates to IPR&D projects that were abandoned and written down to their fair value of zero.

There were no impairments of long-lived assets held for sale in 2017, 2016 and 2015.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2017, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The gain to be amortized at October 31, 2017 was $11 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. The changes in the fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. For the years ended October 31, 2017, 2016 and 2015, ineffectiveness and gains and losses recognized in earnings due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2017 was $2 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2017 was $9 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2017, was $4 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2017.

There were 71 foreign exchange forward contracts open as of October 31, 2017 and designated as cash flow hedges. There were 143 foreign exchange forward contracts open as of October 31, 2017 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2017 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(73)	$85
British Pound	(42)	12
Canadian Dollar	(28)	4
Australian Dollars	4	16
Malaysian Ringgit	—	(3)
Japanese Yen	(55)	5
Danish Krone	—	17
Korean Won	(38)	—
Singapore Dollar	11	—
Swiss Franc	—	34
Other	—	(20)
	$(221)	$150

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2017 and 2016 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2017	October 31, 2016	Balance Sheet Location	October 31, 2017	October 31, 2016
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$5	Other accrued liabilities	$2	$3
	$2	$5		$2	$3
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$4	Other accrued liabilities	$4	$5
Total derivatives	$4	$9		$6	$8

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	2017	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Loss on interest rate swaps recognized in other comprehensive income (loss)	$—	$(9)	$—
Gain (loss) recognized in accumulated other comprehensive income (loss)	$—	$(1)	$11
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$(3)	$18
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net within continuing operations	$5	$1	$(21)

At October 31, 2017 the amount expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is not significant.

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

As of October 31, 2017 and 2016, the fair value of plan assets of the DPSP was $156 million and $157 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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

401(k) Defined Contribution Plan.    Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. Effective April 30, 2016, we began matching contributions to employees up to a maximum of 6 percent of an employee's annual eligible compensation. Effective May 1, 2016 until April 30, 2022, we will provide an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the RP benefits being frozen. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $33 million in 2017, $24 million in 2016 and $14 million in 2015.

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

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the year ended October 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million recorded within cost of sales and operating expenses in the consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income. In December 2017, after the Japanese government’s final review of our initial payment,  we received a $5.2 million refund. We will record a settlement gain related to the refund in fiscal 2018.

Components of Net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2017, 2016 and 2015, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$—	$12	$25	$19	$19	$18	$1	$1	$2
Interest cost on benefit obligation	15	16	14	12	16	23	3	4	4
Expected return on plan assets	(25)	(25)	(27)	(41)	(44)	(42)	(7)	(7)	(8)
Amortization of net actuarial loss	3	3	3	36	27	25	11	10	6
Amortization of prior service benefit	—	(3)	(5)	—	—	—	(9)	(10)	(12)
Total periodic benefit cost (benefit)	$(7)	$3	$10	$26	$18	$24	$(1)	$(2)	$(8)
Curtailments and settlements	$—	$(16)	$—	$(32)	$—	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$(19)	$22	$44	$(128)	$149	$32	$(9)	$3	$16
Amortization of net actuarial loss	(3)	(3)	(3)	(36)	(27)	(25)	(11)	(10)	(6)
Prior service cost (benefit)	—	15	—	—	—	—	9	(7)	—
Amortization of prior service benefit	—	3	5	—	—	—	—	10	12
Gain due to settlement	—	—	—	32	—	—	—	—	—
Foreign currency	—	—	—	2	(3)	10	—	—	—
Total recognized in other comprehensive (income) loss	$(22)	$37	$46	$(130)	$119	$17	$(11)	$(4)	$22
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(29)	$24	$56	$(136)	$137	$41	$(12)	$(6)	$14

Funded Status.    As of October 31, 2017 and 2016, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$341	$347	$774	$778	$88	$91
Actual return on plan assets	66	13	81	25	14	3
Employer contributions	25	—	21	24	—	—
Participants' contributions	—	—	—	1	—	—
Benefits paid	(18)	(19)	(23)	(27)	(7)	(6)
Settlements	—	—	(26)	—	—	—
Currency impact	—	—	28	(27)	—	—
Fair value — end of year	$414	$341	$855	$774	$95	$88
Change in benefit obligation:
Benefit obligation — beginning of year	$434	$415	$1,002	$900	$103	$112
Service cost	—	12	19	19	1	1
Interest cost	15	16	12	16	3	4
Participants' contributions	—	—	—	1	—	—
Plan amendment	—	—	(1)	—	—	(7)
Actuarial (gain) loss	15	41	(43)	130	(3)	(1)
Benefits paid	(19)	(20)	(22)	(27)	(7)	(6)
Curtailments	—	(30)	—	—	—	—
Settlements	—	—	(70)	—	—	—
Currency impact	—	—	38	(37)	—	—
Benefit obligation — end of year	$445	$434	$935	$1,002	$97	$103
Overfunded (underfunded) status of PBO	$(31)	$(93)	$(80)	$(228)	$(2)	$(15)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$86	$1	$—	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(30)	(92)	(166)	(229)	(2)	(15)
Total net asset (liability)	$(31)	$(93)	$(80)	$(228)	$(2)	$(15)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$65	$93	$243	$375	$20	$41
Prior service costs (benefits)	—	—	(1)	—	(28)	(37)
Total	$65	$93	$242	$375	$(8)	$4

The amounts in accumulated other comprehensive income expected to be recognized by Agilent as components of net expense during 2018 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$—	$—	$(8)
Amortization of actuarial net loss (gain)	$1	$29	$8

Investment Policies and Strategies as of October 31, 2017 and 2016. In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately, 5 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 37 to 60 percent to equities, from 37 to 60 percent to fixed income investments, and from zero to 25 percent to real estate investments and from zero to 7 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2017 and 2016 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Other investments include a group trust consisting primarily of private equity partnerships. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient may have limits on their redemption to weekly or monthly and/or may require prior written notice specified by each fund.

Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 11, "Fair Value Measurements".

Cash and Cash Equivalents - Cash and cash equivalents consist of short-term investment funds. The funds also invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Some of our cash and cash equivalents are held in commingled funds. Other cash and cash equivalents are classified as Level 1 investments.

Equity - Some equity securities consisting of common and preferred stock that are not traded on an active market are valued at quoted prices reported by investment dealers based on the underlying terms of the security and comparison to similar securities traded on an active market; these are classified as Level 2 investments. Securities which have quoted prices in active markets are classified as Level 1 investments.

Fixed Income - Some of the fixed income securities are not actively traded and are valued at quoted prices based on the terms of the security and comparison to similar securities traded on an active market; these are classified as Level 2 investments. Securities which have quoted prices in active markets are classified as Level 1 investments.

Other Investments - Other investments also includes partnership investments where, due to their private nature, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships are classified as Level 3.

Agilent has adopted new accounting guidance related to the presentation of certain investments using the NAV practical expedient. The accounting guidance exempts investments using this practical expedient from categorization within the fair value hierarchy. Agilent applied the adoption of this standard retrospectively and removed certain investments from the fair value hierarchy in both periods.

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016.

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$1	$—	$—	$3
Equity	327	88	—	—	239
Fixed Income	76	38	—	—	38
Other Investments	7	—	—	7	—
Total assets measured at fair value	$414	$127	$—	$7	$280
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$—	$—	$—	$4
Equity	248	62	—	—	186
Fixed Income	80	42	—	—	38
Other Investments	9	—	—	9	—
Total assets measured at fair value	$341	$104	$—	$9	$228
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2017 and 2016:

	Years Ended October 31.
	2017	2016
Balance, beginning of year	$9	$9
Realized gains/(losses)	(3)	—
Unrealized gains/(losses)	3	3
Purchases, sales, issuances, and settlements	(2)	(3)
Transfers in (out)	—	—
Balance, end of year	$7	$9

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016.

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$6	$5	$—	$—	$1
Equity	68	18	—	—	50
Fixed Income	17	9	—	—	8
Other Investments	4	—	—	4	—
Total assets measured at fair value	$95	$32	$—	$4	$59
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$3	$2	$—	$—	$1
Equity	59	15	—	—	44
Fixed Income	21	11	—	—	10
Other Investments	5	—	—	5	—
Total assets measured at fair value	$88	$28	$—	$5	$55
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2017 and 2016:

	Years Ended October 31,
	2017	2016
Balance, beginning of year	$5	$6
Realized gains/(losses)	(2)	—
Unrealized gains/(losses)	2	1
Purchases, sales, issuances, and settlements	(1)	(2)
Transfers in (out)	—	—
Balance, end of year	$4	$5

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2017 and 2016:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$8	$—	$8	$—	$—
Equity	539	326	28	—	185
Fixed Income	307	60	229	—	18
Other Investments	1	—	1	—	—
Total assets measured at fair value	$855	$386	$266	$—	$203
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Fair Value Measurement at October 31, 2016 Using
	October 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$26	$18	$8	$—	$—
Equity	422	239	23	—	160
Fixed Income	325	83	222	—	20
Other Investments	1	—	1	—	—
Total assets measured at fair value	$774	$340	$254	$—	$180
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2017 or 2016.

	2017		2016
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$445	$414	$434	$341
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$445	$414	$434	$341

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$563	$397	$970	$741
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	372	458	32	33
Total	$935	$855	$1,002	$774

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$445	$414	$434	$341
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$445	$414	$434	$341

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$539	$397	$737	$542
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	365	458	226	232
Total	$904	$855	$963	$774

Contributions and Estimated Future Benefit Payments.    During fiscal year 2018, we do not expect to contribute to the U.S. defined benefit plans nor to the Post-Retirement Medical Plans and we expect to contribute $22 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2018	$29	$23	$8
2019	$28	$25	$8
2020	$31	$26	$8
2021	$29	$29	$7
2022	$30	$32	$7
2023 - 2027	$145	$176	$34

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2017 and 2016, were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2017	2016	2015
U.S. defined benefit plans:
Discount rate	3.75%	4.20%	4.00%
Average increase in compensation levels	n/a	3.50%	3.50%
Expected long-term return on assets	7.25%	7.50%	8.00%
Non-U.S. defined benefit plans:
Discount rate	0.22-2.66%	0.77-3.76%	1.50-4.00%
Average increase in compensation levels	2.00-4.25%	2.25-4.00%	2.50-3.25%
Expected long-term return on assets	4.00-6.25%	4.25-6.50%	4.00-6.50%
U.S. post-retirement benefits plans:
Discount rate	3.50%	4.00%	4.00%
Expected long-term return on assets	7.25%	7.50%	8.00%
Current medical cost trend rate	6.00%	7.00%	8.00%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2028

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2017	2016
U.S. defined benefit plans:
Discount rate	3.75%	3.75%
Non-U.S. defined benefit plans:
Discount rate	0.67-2.52%	0.40-2.62%
Average increase in compensation levels	2.00-3.25%	2.00-4.25%
U.S. post-retirement benefits plans:
Discount rate	3.50%	3.50%
Current medical cost trend rate	6.00%	6.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2017.

14.   GUARANTEES

Standard Warranty

We accrue for standard warranty costs based on historical trends in warranty charges as a percentage of net product shipments. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. Estimated warranty charges are recorded within cost of products at the time products are sold. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our consolidated balance sheet. Our standard warranty terms typically extend to one years from the date of delivery, depending on the product.

A summary of the standard warranty accrual activity is shown in the table below. The standard warranty accrual balances are held in other accrued and other long-term liabilities.

	October 31,
	2017	2016
	(in millions)
Balance as of October 31, 2016 and 2015	$35	$31
Accruals for warranties including change in estimates	53	53
Settlements made during the period	(54)	(49)
Balance as of October 31, 2017 and 2016	$34	$35

Accruals for warranties due within one year	33	34
Accruals for warranties due after one year	1	1
Balance as of October 31, 2017 and 2016	$34	$35

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2017.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2017.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2017.

15.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under operating leases at October 31, 2017 were $42 million for 2018, $33 million for 2019, $19 million for 2020, $10 million for 2021, $6 million for 2022 and $26 million thereafter. Future minimum lease income under leases at October 31, 2017 was $9 million for 2018, $9 million for 2019, $8 million for 2020, and $10 million thereafter. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $57 million in 2017, $61 million in 2016 and $65 million in 2015.

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

16.   SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of October 31, 2017, the company had borrowings of $110 million outstanding under the facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2017 and 2016.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The 2017 senior notes are repayable within one year as of October 31, 2017 and have been reclassified to short-term debt. The remaining $100 million in senior notes matured and were paid in full on November 1, 2017.

17.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2017			October 31, 2016
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2017 Senior Notes	$—	$—	$—	$100	$1	101
2020 Senior Notes	499	11	510	498	15	513
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	596	—	596	595	—	595
2026 Senior Notes	297	—	297	297	—	297
Total	$1,790	$11	$1,801	$1,888	$16	$1,904

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2017 was $11 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

2026 Senior Notes

On September 15, 2016, the company issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624%% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.050% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes.The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2017 was $9 million.

Other Debt

In 2016, we paid approximately $37 million of our mortgage debt, secured on buildings in Denmark, to a Danish financial institution. The gain recognized upon early payment was not material. No balance exists on this debt as of October 31. 2016.

18.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2015 we repurchased 6 million shares for $267 million. For the year ended October 31, 2016 we repurchased approximately 2.4 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the year ended October 31,

2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017 we repurchased approximately 4.1 million shares for $194 million under this authorization. As of October 31, 2017, we had remaining authorization to repurchase up to $610 million of our common stock under this program.

During fiscal year 2017, we retired 294.2 million treasury shares at an aggregate cost of $10.7 billion, the amount of which represents all of our previously repurchased shares over the past 12 years including repurchases made in fiscal year 2017. The retirement of these treasury shares resulted in a decrease of $6.7 billion to retained earnings and a decrease of $4.0 billion to additional paid-in-capital.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2017, cash dividends of $0.528 per share, or $170 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2016, cash dividends of $0.460 per share, or $150 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2015, cash dividends of $0.400 per share, or $133 million were declared and paid on the company's outstanding common stock.

On November 15, 2017 we declared a quarterly dividend of $0.149 per share of common stock, or approximately $48 million which will be paid on January 24, 2018 to shareholders of record as of the close of business on January 2, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of our accumulated other comprehensive income (loss) as of October 31, 2017 and 2016, net of tax effect:

	October 31,
	2017	2016
	(in millions)
Foreign currency translation, net of tax expense of $(8) and $(5) for 2017 and 2016, respectively	$(156)	(197)
Unrealized losses (including prior service benefit) on defined benefit plans, net of tax benefit of $127 and $176 for 2017 and 2016, respectively	(188)	(305)
Unrealized gains (losses) on derivative instruments, net of tax benefit of $2 and $2 for 2017 and 2016, respectively	(2)	(1)
Total accumulated other comprehensive loss	$(346)	$(503)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2017 and 2016 were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2015	$(189)	$161	$(365)	$2	$(391)

Other comprehensive income (loss) before reclassifications	(5)	6	(171)	(10)	(180)

Amounts reclassified out of accumulated other comprehensive income	—	(29)	43	3	17

Tax benefit	(3)	8	42	4	51

Other comprehensive loss	(8)	(15)	(86)	(3)	(112)

As of October 31, 2016	$(197)	$146	$(451)	$(1)	$(503)

Other comprehensive income (loss) before reclassifications	44	—	116	—	160

Amounts reclassified out of accumulated other comprehensive income	—	(9)	59	(1)	49

Tax (expense) benefit	(3)	3	(52)	—	(52)

Other comprehensive income (loss)	41	(6)	123	(1)	157

As of October 31, 2017	$(156)	$140	$(328)	$(2)	$(346)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2017 and 2016 were as follows (in millions):

Details about accumulated other	Amounts Reclassified		Affected line item in
comprehensive income components	from other comprehensive income		statement of operations
	2017	2016

Unrealized gains and (losses) on derivatives	$1	$(3)	Cost of products
	1	(3)	Total before income tax
	—	—	(Provision)/benefit for income tax
	1	(3)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(59)	(43)	Cost of sales and operating expenses
Prior service benefit	9	29	Cost of sales and operating expenses
	(50)	(14)	Total before income tax
	14	4	(Provision)/benefit for income tax
	(36)	(10)	Total net of income tax

Total reclassifications for the period	$(35)	$(13)

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

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ngredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes our new acquisition “Multiplicom” a leading European diagnostics company with state-of-the-art genetic testing technology and products. Multiplicom’s solutions enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, software as a service, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, real estate, insurance services, information technology services, treasury, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, restructuring and transformational expenses, acquisition and integration costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
Year ended October 31, 2017:
Total net revenue	$2,169	$772	$1,531	$4,472
Income from operations	$487	$149	$338	$974
Depreciation expense	$35	$30	$29	$94
Share-based compensation expense	$30	$10	$21	$61
Year ended October 31, 2016:
Total net revenue	$2,073	$709	$1,420	$4,202
Income from operations	$429	$114	$316	$859
Depreciation expense	$36	$31	$28	$95
Share-based compensation expense	$29	$10	$21	$60
Year ended October 31, 2015:
Total net revenue	$2,046	$662	$1,330	$4,038
Income from operations	$380	$88	$299	$767
Depreciation expense	$27	$37	$34	$98
Share-based compensation expense	$27	$9	$18	$54

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Total reportable segments' income from operations	$974	$859	$767
Business exit and divestiture costs ( primarily our NMR business)	—	(11)	(12)
Asset Impairments	—	(4)	(3)
Transformational initiatives	(12)	(38)	(56)
Amortization of intangible assets related to business combinations	(117)	(152)	(156)
Acquisition and integration costs	(30)	(41)	(13)
Acceleration of share-based compensation expense related to workforce reduction	—	—	(2)
Pension curtailment gain	—	15	—
Pension settlement gain	32	1	—
Impairment of loans	—	(7)	—
Other	(6)	(7)	(3)
Interest Income	22	11	7
Interest Expense	(79)	(72)	(66)
Other income (expense), net	19	(10)	17
Income from continuing operations before taxes, as reported	$803	$544	$480

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2017, 2016 or 2015.

The following table presents assets and capital expenditures attributed to each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
As of October 31, 2017:
Assets	$1,753	$2,119	$1,138	$5,010
Capital expenditures	$39	$111	$26	$176
As of October 31, 2016:
Assets	$1,687	$1,960	$1,082	$4,729
Capital expenditures	$53	$41	$45	$139

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2017	2016
	(in millions)
Total reportable segments' assets	$5,010	$4,729
Cash, cash equivalents	2,678	2,289
Prepaid expenses	92	92
Investments	138	135
Long-term and other receivables	105	92
Other	403	457
Total assets	$8,426	$7,794

The other category primarily includes deferred tax assets which are not allocated to the segments.

The following table represents total revenue by product category:

	Years Ended October 31,
	2017	2016	2015
	(in millions)
Instrumentation	$1,946	$1,871	$1,827
Analytical lab services	991	910	843
Analytical lab consumables	540	510	489
Diagnostics and genomics solutions	772	709	662
Informatics and other	223	202	217
Total	$4,472	$4,202	$4,038

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

	United States	China(1)	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2017	$1,314	$900	$2,258	$4,472
Year ended October 31, 2016	$1,251	$839	$2,112	$4,202
Year ended October 31, 2015	$1,214	$693	$2,131	$4,038

1.	China also includes Hong Kong net revenue. Prior periods have been revised to conform with current year presentation.

	United States	Germany	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2017	$556	$118	$358	$1,032
October 31, 2016	$449	$89	$266	$804

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2017
Net revenue	$1,067	$1,102	$1,114	$1,189
Gross profit	574	592	596	647
Income from operations	206	201	201	233
Net Income	168	164	175	177

Net income per share — Basic	$0.52	$0.51	$0.55	$0.55
Net income per share — Diluted	$0.52	$0.50	$0.54	$0.54

Weighted average shares used in computing net income per share:
Basic	322	321	321	322
Diluted	326	325	326	326

Cash dividends per common share	$0.132	$0.132	$0.132	$0.132

Range of stock prices on NYSE	$42.92-$49.48	$48.47-$55.51	$55.36-$61.84	$58.22-$68.52

2016
Net revenue	$1,028	$1,019	$1,044	$1,111
Gross profit	537	530	542	588
Income from operations	155	131	146	183
Net income	121	91	124	126

Net income per share — Basic	$0.37	$0.28	$0.38	$0.39
Net income per share — Diluted	$0.36	$0.28	$0.38	$0.38

Weighted average shares used in computing net income per share:
Basic	329	326	325	324
Diluted	332	328	328	328

Cash dividends per common share	$0.115	$0.115	$0.115	$0.115

Range of stock prices on NYSE	$36.01-$42.48	$34.15-$42.00	$40.39-$48.18	$43.11-$48.63

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2017, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2017 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of October 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 21, 2018. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Board Structure and Compensation” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2017. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	6,063,545	$34	35,697,020
Equity compensation plans not approved by security holders	—	—	—
Total	6,063,545	$34	35,697,020

(1)
The number of securities remaining available for future issuance in column (c) includes 27,556,310 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares.

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
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2017
Tax valuation allowance	$129	$14	$(5)	$138
2016
Tax valuation allowance	$131	$22	$(24)	$129
2015
Tax valuation allowance	$134	$6	$(9)	$131

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1

3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02

4.4	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01

4.5	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01

4.6	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1

10.5	Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan (Amended and Restated Effective November 14, 2007).*	10-K	12/21/2007	10.23

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.6	Form of Stock Option Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	8-K	11/12/2004	10.3

10.7	Form of Stock Option Award Agreement for grants under the Agilent Technologies, Inc. 1999 Non-Employee Director Stock Plan.*	10-Q	9/5/2008	10.2

10.8	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.10	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

10.11	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.12	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.13	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.14	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.15	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.16	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.17	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*				X

10.18	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.19	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.20	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*				X

10.21	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.22	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.23	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.24	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.25	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Offier)*	10-K	12/22/2014	10.37

10.26	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50

10.27	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.28	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.29	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.30	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.31	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.32	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.33	Credit Agreement, dated September 15, 2014, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	9/17/2014	10.2

10.34	Letter Agreement dated as of June 9, 2015 by and among the Company, BNP Paribas, as Administrative Agent under the Credit Agreement and certain banks	8-K	6/10/2015	10.1

10.35	Amendment No. 1 to Credit Agreement, dated July 14, 2017, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	7/17/2017	10.1

10.36	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*	10-K	12/22/2014	10.62

10.37	Letter of Terms and Conditions Localization Program by and among Jacob Thaysen and the Company *	10-K	12/21/2015	10.70

10.38	Letter of Terms and Conditions Localization Program by and among Patrick Kaltenbach and the Company *	10-K	12/21/2015	10.71

10.39	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

10.40	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*				X

11.1	See Note 6, “Net Income Per Share”, to our Consolidated Financial Statements.				X

12.1	Computation of ratio of earnings to fixed charges.				X

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2017.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.
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

Date: December 21, 2017

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

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director, President and Chief Executive Officer	December 21, 2017
Michael R. McMullen	(Principal Executive Officer)

/s/ DIDIER HIRSCH	Senior Vice President and Chief Financial Officer	December 21, 2017
Didier Hirsch	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 21, 2017
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 21, 2017
Koh Boon Hwee

/s/ HANS E. BISHOP	Director	December 21, 2017
Hans E. Bishop

/s/ PAUL N. CLARK	Director	December 21, 2017
Paul N. Clark

/s/ JAMES G. CULLEN	Director	December 21, 2017
James G. Cullen

/s/ ROBERT J. HERBOLD	Director	December 21, 2017
Robert J. Herbold

/s/ HEIDI KUNZ	Director	December 21, 2017
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 21, 2017
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 21, 2017
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph D	Director	December 21, 2017
George A. Scangos, Ph D.

/s/ TADATAKA YAMADA, M.D.	Director	December 21, 2017
Tadataka Yamada, M.D.