Form 10-Q
period 2018-01-31
AGILENT TECHNOLOGIES INC
filed 2018-03-06
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 28, 2018
COMMON STOCK, $0.01 PAR VALUE	322,476,579

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
Net revenue:
Products	$930	$815
Services and other	281	252
Total net revenue	1,211	1,067
Costs and expenses:
Cost of products	383	347
Cost of services and other	155	146
Total costs	538	493
Research and development	93	79
Selling, general and administrative	341	289
Total costs and expenses	972	861
Income from operations	239	206
Interest income	9	4
Interest expense	(20)	(20)
Other income (expense), net	5	3
Income before taxes	233	193
Provision for income taxes	553	25
Net income (loss)	$(320)	$168

Net income (loss) per share:
Basic	$(0.99)	$0.52
Diluted	$(0.99)	$0.52

Weighted average shares used in computing net income per share:
Basic	323	322
Diluted	323	326

Cash dividends declared per common share	$0.149	$0.132

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017

Net income (loss)	$(320)	$168
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(3) and $1	(7)	1
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0 and $(1)	—	—
Foreign currency translation, net of tax expense (benefit) of $0 and $(1)	79	(3)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2 and $8	6	17
Change in net prior service benefit, net of tax benefit of $(1) and $(1)	(1)	(1)
Other comprehensive income	77	14
Total comprehensive income (loss)	$(243)	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,887	$2,678
Accounts receivable, net	751	724
Inventory	608	575
Other current assets	151	192
Total current assets	4,397	4,169
Property, plant and equipment, net	792	757
Goodwill	2,633	2,607
Other intangible assets, net	341	361
Long-term investments	140	138
Other assets	395	394
Total assets	$8,698	$8,426
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292	$305
Employee compensation and benefits	221	276
Deferred revenue	321	291
Short-term debt	345	210
Other accrued liabilities	182	181
Total current liabilities	1,361	1,263
Long-term debt	1,800	1,801
Retirement and post-retirement benefits	241	234
Other long-term liabilities	770	293
Total liabilities	4,172	3,591
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 323 million shares at January 31, 2018 and 322 million shares at October 31, 2017 issued	3	3
Treasury stock at cost; 37 thousand shares at January 31, 2018 and zero shares at October 31, 2017	(3)	—
Additional paid-in-capital	5,320	5,300
Accumulated deficit	(529)	(126)
Accumulated other comprehensive loss	(269)	(346)
Total stockholders' equity	4,522	4,831
Non-controlling interest	4	4
Total equity	4,526	4,835
Total liabilities and equity	$8,698	$8,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017

Net income (loss)	$(320)	$168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51	55
Share-based compensation	31	20
Deferred taxes	(6)	16
Excess and obsolete inventory related charges	5	7
Other non-cash expense, net	1	2
Changes in assets and liabilities:
Accounts receivable	(5)	(31)
Inventory	(34)	(26)
Accounts payable	(3)	9
Employee compensation and benefits	(62)	(43)
Change in assets and liabilities due to Tax Act	533	—
Other assets and liabilities	24	(61)
Net cash provided by operating activities	215	116

Cash flows from investing activities:
Investments in property, plant and equipment	(60)	(32)
Payment to acquire cost method investments	(1)	—
Proceeds from divestitures	—	1
Acquisitions of businesses and intangible assets, net of cash acquired	(6)	(70)
Net cash used in investing activities	(67)	(101)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	25	18
Payment of taxes related to net share settlement of equity awards	(28)	(12)
Payment of dividends	(48)	(42)
Proceeds from revolving credit facility	274	131
Repayment of debt and revolving credit facility	(139)	(42)
Treasury stock repurchases	(47)	(111)
Net cash provided by (used in) financing activities	37	(58)

Effect of exchange rate movements	24	(5)

Net increase (decrease) in cash and cash equivalents	209	(48)

Cash and cash equivalents at beginning of period	2,678	2,289
Cash and cash equivalents at end of period	$2,887	$2,241

Supplemental cash flow information:
Income tax paid, net	$32	$27
Interest payments	$29	$29
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(12)	$6

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2018 and 2017 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2017 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2018 and 2017, condensed consolidated statement of operations for the three months ended January 31, 2018 and 2017, and condensed consolidated statement of cash flows for the three months ended January 31, 2018 and 2017.

Revision of Services and Other and Product Net Revenues and related Cost of Sales.  In 2018, we revised amounts shown in our condensed consolidated statement of operations to more accurately reflect the character of items delivered to customers.   We identified a stream of service revenues that had been presented as product revenue in the prior year.  We have now revised prior year's presentation to show the revenue within services and other.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three months ended January 31, 2017 service and other revenue increased $3 million and service and other cost of sales increased $2 million with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2018 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of January 31, 2018, the carrying value of our cost method investment in Lasergen, Inc. ("Lasergen"), a VIE, was $80 million with a maximum exposure of $80 million. The investments are included on the long-term investments line of the condensed consolidated balance sheet. Agilent’s initial ownership stake in Lasergen was 48 percent and we have the option to acquire all of the remaining shares of Lasergen until March 2, 2018, for an additional consideration of $105 million. See also Note 16, "Subsequent Events" for additional information on Lasergen.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $25 million and $58 million as of January 31, 2018 and October 31, 2017, respectively. The change in the excess of fair value over carrying value in the three months ended January 31, 2018 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 except for the following:

In February 2018, the Financial Accounting Standards Board ("FASB") issued amendments to reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017 that reduced the U.S. federal corporate income tax rate and made other changes to U.S. federal tax laws. The amendments in this update also require certain disclosures about stranded tax effects. The amendments are effective for us beginning November 1, 2019, and for interim periods within that fiscal year and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption of this guidance is permitted. We are currently evaluating the timing of our adoption and the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

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

Participants in the LTPP are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made in 2016 were based on Operating Margin (“OM”) and the performance grants made in 2017 and 2018 were based on Earnings Per Share ("EPS"). The performance targets for the LTPP-EPS grants for year 2 and year 3 of the performance period will be set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

The final LTPP award may vary from zero to 200 percent of the target award. The maximum award value for awards granted in 2016 and 2017 cannot exceed 300 percent of the grant date target value. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Cost of products and services	$7	$6
Research and development	3	2
Selling, general and administrative	21	13
Total share-based compensation expense	$31	$21

At January 31, 2018 and October 31, 2017, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2018	2017
LTPP:
Volatility of Agilent shares	21%	23%
Volatility of selected peer-company shares	14%-66%	15%-63%
Price-wise correlation with selected peers	32%	36%

Post-vest holding restriction discount for all executive awards	4.8%	5.3%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulations model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.  For the volatility of our 2017 and 2018 LTPP (TSR) grants, we used our own historical stock price volatility.

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

All awards granted in 2016 and thereafter to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model (see table above). The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulations model and an expected dividend yield to compute the discount.

4.     INCOME TAXES

For the three months ended January 31, 2018, the company's income tax expense was $553 million with an effective tax rate of 237.3 percent. Our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below. The income taxes for the three months ended January 31, 2018 also includes the excess tax benefits of $11 million from stock based compensation.

For the three months ended January 31, 2017, the company's income tax expense was $25 million with an effective tax rate of 13.0 percent. The income tax provision for the three months ended January 31, 2017 included net discrete tax benefits of $2 million. The significant component of the net discrete tax benefit for the three months ended January 31, 2017 included a $11 million tax expense related to an employee pension settlement gain and $7 million of tax benefit for the settlement of an audit in Italy.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

2017 U.S. Tax Reform - Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act enacted significant changes affecting our fiscal year 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that had not been previously taxed in the U.S.

The Tax Act also establishes new tax provisions affecting our fiscal year 2019, including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income ("FDII"); (6) repealing domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation.

The Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Due to our fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of 23 percent for our fiscal year ending October 31, 2018 and 21 percent for subsequent fiscal years.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118")which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. As of January 31, 2018, the company has not completed the accounting for all the impacts of the Tax Act. During the quarter, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded a provisional income tax expense of $643 million for its one-time transition U.S. federal tax and a benefit of $163 million for the reversal of related deferred tax liabilities. The resulting $480 million net transition tax, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act. These amounts represent the best estimate of all required calculations based on currently available information and do not include any potential state tax impacts. The one-time transition tax is based in part on cash and illiquid asset amounts present on various comparable measurement dates, some of which are as of our future fiscal year end. As a result, the company’s calculation of the transition tax will change as the measurement dates occur and as federal and state tax authorities provide further guidance.

Reduction of U.S. federal corporate tax rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the three months ended January 31, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

GILTI: The Tax Act subjects a U.S. corporation to tax on its GILTI. The U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in the U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (“deferred method”). Our analysis of the new GILTI rules and how they may impact us is incomplete. Accordingly, we have not made a policy election regarding the treatment of GILTI tax.

Indefinite Reinvestment Assertion: The company incurred U.S. tax on substantially all of the prior accumulated earnings of its foreign subsidiaries as part of the Transition Tax. This increased the company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any U.S. federal tax. However, any repatriation of its foreign earnings could still be subjected to withholding taxes, state taxes or other income taxes that might be incurred. The company’s analysis is incomplete at this time with respect to its investments intentions for its accumulated foreign earnings. During the period prescribed by SAB 118, the company will evaluate, among other factors, the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits in determining its investment assertion on its accumulated foreign earnings.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Our estimates as described above, may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, we anticipate the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Tax Act is completed.

There were no substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first three months of fiscal year 2018. In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

With these jurisdictions and the U.S., it is reasonably possible there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Numerator:
Net income (loss)	$(320)	$168
Denominator:
Basic weighted-average shares	323	322
Potential common shares— stock options and other employee stock plans	—	4
Diluted weighted-average shares	323	326

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

For the three months ended January 31, 2018, the diluted net loss per share is the same as basic net loss per share as the effects of all 6.7 million potential common shares outstanding would be anti-dilutive. For the three months ended January 31, 2017, no potential common shares were excluded from the calculation of diluted earnings per share.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. INVENTORY

	January 31, 2018	October 31, 2017
	(in millions)
Finished goods	$372	$363
Purchased parts and fabricated assemblies	236	212
Inventory	$608	$575

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2018:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2017	$818	$1,285	$504	$2,607
Foreign currency translation impact	8	9	4	21
Goodwill arising from acquisitions	5	—	—	5
Goodwill as of January 31, 2018	$831	$1,294	$508	$2,633

The components of other intangible assets as of January 31, 2018 and October 31, 2017 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2017
Purchased technology	$855	$646	$209
Trademark/Tradename	149	73	76
Customer relationships	151	112	39
Third-party technology and licenses	27	14	13
Total amortizable intangible assets	1,182	845	337
In-Process R&D	24	—	24
Total	$1,206	$845	$361
As of January 31, 2018
Purchased technology	$863	$665	$198
Trademark/Tradename	149	76	73
Customer relationships	153	119	34
Third-party technology and licenses	27	16	11
Total amortizable intangible assets	1,192	876	316
In-Process R&D	25	—	25
Total	$1,217	$876	$341

During the three months ended January 31, 2018, we recorded additions to goodwill of $5 million and additions to other intangible assets of $2 million related to an acquisition. During the three months ended January 31, 2018, other intangible assets, net increased $4 million due to the impact of foreign exchange translation.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three months ended January 31, 2018 and 2017, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amortization expense of intangible assets was $26 million and $32 million for the three months ended January 31, 2018 and 2017, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2018 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2018	$73
2019	$71
2020	$56
2021	$42
2022	$32
2023	$21
Thereafter	$21

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 were as follows:

		Fair Value Measurement at January 31, 2018 Using
	January 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,960	$1,960	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	31	31	—	—
Total assets measured at fair value	$2,000	$1,991	$9	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$16	$—	$16	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$47	$—	$47	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 were as follows:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,659	$1,659	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,695	$1,691	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$38	$—	$38	$—

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

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2018 and 2017, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of January 31, 2018, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at January 31, 2018 was $10 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. For the three months ended January 31, 2018 and 2017 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at January 31, 2018 was $2 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2018 was $8 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2018, was $10 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2018.

There were 77 foreign exchange forward contracts open as of January 31, 2018 and designated as cash flow hedges. There were 153 foreign exchange forward contracts open as of January 31, 2018 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2018 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(80)	$54
British Pound	(47)	11
Canadian Dollar	(36)	9
Australian Dollar	5	16
Malaysian Ringgit	—	(2)
Japanese Yen	(54)	(17)
Danish Krone	—	18
Korean Won	(39)	(2)
Singapore Dollar	14	2
Swiss Franc	—	29
Other	—	(18)
Totals	$(237)	$100

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2018	October 31, 2017	Balance Sheet Location	January 31, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$1	$2	Other accrued liabilities	$10	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$8	$2	Other accrued liabilities	$6	$4
Total derivatives	$9	$4		$16	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(10)	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$—	$1
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$6	$(3)

At January 31, 2018, the estimated amount of existing net loss that is expected to be reclassified from accumulated other comprehensive income (loss) to cost of sales within the next twelve months is $8 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2018 and 2017, our net pension and post retirement benefit costs were comprised of the following:

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended January 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$4	$—	$—
Interest cost on benefit obligation	4	3	3	3	1	1
Expected return on plan assets	(7)	(6)	(11)	(10)	(2)	(2)
Amortization:
Actuarial losses	—	1	7	9	2	3
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(3)	$(2)	$5	$6	$(1)	$—
Settlements gains	$—	$—	$(5)	$(32)	$—	$—

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2018. We contributed $6 million to our non-U.S. defined benefit plans during the three months ended January 31, 2018.

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2017. We contributed $3 million to our non-U.S. defined benefit plans during the three months ended January 31, 2017.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2018 and we expect to contribute $17 million to our non-U.S. defined benefit plans during the remainder of 2018.

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the three months ended January 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million which was recorded within cost of sales and operating expenses in the condensed consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income. In the first quarter of 2018, after the Japanese government’s final review of our initial payment, we received a refund of $5.2 million which was recorded as a settlement gain.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Beginning balance as of November 1,	$34	$35
Accruals for warranties including change in estimate	11	13
Settlements made during the period	(12)	(13)
Ending balance as of January 31,	$33	$35

Accruals for warranties due within one year	$33	$34
Accruals for warranties due after one year	—	1
Ending balance as of January 31,	$33	$35

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

12. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of January 31, 2018, the company had borrowings of $345 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2018.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes matured on November 1, 2017 and were paid in full.

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2018			October 31, 2017
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	499	10	509	499	11	510
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	596	—	596	596	—	596
2026 Senior Notes	297	—	297	297	—	297
Total	$1,790	$10	$1,800	$1,790	$11	$1,801

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2018 and October 31, 2017 are detailed above.

14. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares and the remaining 37,000 shares as of January 31, 2018 were retired in February 2018. During the three months ended January 31, 2017, we repurchased and retired approximately 2.5 million shares for $111 million, under this authorization. As of January 31, 2018, we had remaining authorization to repurchase up to $563 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2018, we paid cash dividends of $0.149 per common share or $48 million on the company's common stock. During the three months ended January 31, 2017, we paid cash dividends of $0.132 per common share or $42 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2018	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2017	$(156)	$140	$(328)	$(2)	$(346)

Other comprehensive income (loss) before reclassifications	79	—	(1)	(10)	68

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	9	—	7

Tax (expense) benefit	—	1	(2)	3	2

Other comprehensive income (loss)	79	(1)	6	(7)	77

As of January 31, 2018	$(77)	$139	$(322)	$(9)	$(269)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2018 and 2017 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2018	2017

Unrealized gain (loss) on derivatives	$—	$1	Cost of products
	—	1	Total before income tax
	—	(1)	(Provision) benefit for income tax
	—	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(9)	(22)
Prior service benefit	2	2
	(7)	(20)	Total before income tax
	1	6	(Provision) benefit for income tax
	(6)	(14)	Total net of income tax

Total reclassifications for the period	$(6)	$(14)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, pension curtailment or settlement gains, restructuring and transformational expenses, acquisition and integration costs, special compliance costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$618	$540
Diagnostics and Genomics	185	164
Agilent CrossLab	408	363
Total net revenue	$1,211	$1,067

Segment Income From Operations:
Life Sciences and Applied Markets	$159	$126
Diagnostics and Genomics	22	23
Agilent CrossLab	88	74
Total segment income from operations	$269	$223

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2018	2017
	(in millions)
Total reportable segments’ income from operations	$269	$223
Transformational initiatives	(4)	(2)
Amortization of intangible assets related to business combinations	(25)	(31)
Acquisition and integration costs	(3)	(14)
Pension settlement gain	5	32
NASD site costs	(2)	—
Special compliance costs	(1)	—
Other	—	(2)
Interest income	9	4
Interest expense	(20)	(20)
Other income (expense), net	5	3
Income before taxes, as reported	$233	$193

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	January 31, 2018	October 31, 2017
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$1,804	$1,753
Diagnostics and Genomics	2,130	2,119
Agilent CrossLab	1,181	1,138
Total segment assets	$5,115	$5,010

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. SUBSEQUENT EVENTS

On February 23, 2018, we exercised our option to acquire all of the remaining shares of Lasergen, Inc. that we do not already own for consideration of $105 million.  The completion of this transaction is contingent on executing the merger agreement and certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, lease and site services income from Keysight, the impact of foreign currency movements on our performance, our hedging programs, indemnification, new product and service introductions, the ability of our products to meet market needs, adoption of our products, changes to our manufacturing processes, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, growth in our businesses, our investments, including in research and development, the potential impact of adopting new accounting pronouncements, our financial results, our operating margin, our sales, our purchase commitments, our capital expenditures, our contributions to our pension and other defined benefit plans, our strategic initiatives, our cost-control activities and other cost saving initiatives, the integration of our acquisitions and other transactions, impairment of goodwill and other intangible assets, our stock repurchase program, our declared dividends, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On February 23, 2018, we exercised our option to acquire all of the remaining shares of Lasergen, Inc. that we do not already own for consideration of $105 million.  The completion of this transaction is contingent on executing the merger agreement and certain closing conditions.

Net revenue of $1,211 million for the three months ended January 31, 2018 increased 14 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2018 had a favorable impact on revenue of approximately 4 percentage points when compared to the same period last year. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current year and prior year periods.

Revenue in the life sciences and applied markets business for the three months ended January 31, 2018, increased 14 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact on revenue of 3 percentage points in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, our performance within the life sciences market showed revenue growth from all our key end markets, led by strong growth in the pharmaceutical and biotechnology market and strong growth in our academia and government market. Within the applied markets, there was strong revenue growth in the chemical and energy markets and the environmental market in the three months ended January 31, 2018, when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2018, increased 13 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact of 4 percentage points on revenue in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, our performance within the diagnostics and clinical market continued to improve when compared to the same period last year, led by strong revenue growth from our pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2018, increased 12 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact of 3 percentage points on revenue in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, revenue grew across nearly all key markets led by strong growth in the food, chemical and energy and pharmaceutical and biotechnology markets primarily driven by our consumables portfolio.

Net loss for the three months ended January 31, 2018 was $320 million compared to net income of $168 million for the corresponding period last year. Net loss for the three months ended January 31, 2018 was significantly impacted by the discrete tax charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) passed on December 22, 2017. See Note 4, "Income Taxes" for more details. In the three months ended January 31, 2018, cash generated from operations was $215 million compared to $116 million in the same period last year.

For the three months ended January 31, 2018 and 2017, cash dividends of $48 million and $42 million, respectively, were paid on the company's outstanding common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased approximately 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares and the remaining 37,000 shares as of January 31, 2018 were retired in February 2018. During the three months ended January 31, 2017, we repurchased and retired approximately 2.5 million shares for $111 million, under this authorization. As of January 31, 2018, we had remaining authorization to repurchase up to $563 million of our common stock under this program.

Looking forward, we continue to focus on the growth of operating margin in our businesses by exploring new ways to simplify our operations, differentiate product solutions and improve our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. We started fiscal year 2018 with good momentum and strong broad-based growth for all of our businesses. While it is difficult to predict future market conditions, we remain optimistic about our growth opportunities in most of our key end markets. The favorable effects of changes in foreign currency exchange rates increased revenue by approximately 4 percentage points in the three months ended January 31, 2018. Costs and expenses, incurred in local currency, were subject to the unfavorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2018, increasing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current year and prior year periods.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. Other than accounting for income taxes as described below, there have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Accounting for Income Taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At January 31, 2018, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act significantly changes the existing U.S. tax law and includes numerous provisions that affect our business. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that should not extend beyond one year from the Tax Act enactment date. We have recognized the provisional tax charge of $480 million due to transition tax liability and $53 million due to the impact of reduction in U.S. tax rates in the period when the tax law was enacted as a component of provision for income taxes from continuing operations. See Note 4, "Income Taxes" for more details. The company will continue to assess the impact of the enacted tax law, expected further guidance from federal and state tax authorities as well as any further guidance for the associated income tax accounting on its business and consolidated financial statements. The company will also continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities. We expect to fully complete our provisional calculation within the reasonable measurement period allowed by SEC staff guidance.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The favorable effects of changes in foreign currency exchange rates has increased revenue by approximately 4 percentage points in the three months ended January 31, 2018. Costs and expenses, incurred in local currency, were subject to the unfavorable effects due to changes in foreign currency exchange rates in the three months ended January 31, 2018, increasing our overall net exposure. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Net revenue:
Products	$930	$815	14%
Services and other	281	252	12%
Total net revenue	$1,211	$1,067	14%

Net revenue of $1,211 million for the three months ended January 31, 2018 increased 14 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2018 had a favorable impact on revenue of approximately 4 percentage points when compared to the same period last year.

Services and other revenue increased 12 percent for the three months ended January 31, 2018 compared to the same period last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and consulting services in the companion diagnostics business. Some of the prominent services include repair and maintenance on multi-vendor instruments, compliance services and installation services. Agilent CrossLab service revenue increased 12 percent with a 4 percentage point favorable currency impact, driven by strong growth in the Asia Pacific region, growth across a broad spectrum of service types, and strong growth in nearly all end markets. Companion diagnostics business revenue increased 10 percent with no material currency impact, driven by the demand from our pharmaceutical partners.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$618	$540	14%
Diagnostics and genomics	185	164	13%
Agilent Crosslab	408	363	12%
Total net revenue	$1,211	$1,067	14%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2018, increased 14 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact on revenue of 3 percentage points in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, our performance within the life sciences market showed revenue growth from all our key end markets, led by strong growth in the pharmaceutical and biotechnology market and strong growth in our academia and government market. Within the applied markets, there was strong revenue growth in the chemical and energy markets and the environmental market in the three months ended January 31, 2018, when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2018, increased 13 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact of 4 percentage points on revenue in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, our performance within the diagnostics and clinical market continued to improve when compared to the same period last year, led by strong revenue growth from our pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2018, increased 12 percent when compared to the same period last year. Foreign currency movements had an overall favorable impact of 3 percentage points on revenue in the three months ended January 31, 2018 when compared to the same period last year. For the three months ended January 31, 2018, revenue grew across nearly all key markets led by strong growth in the food, chemical and energy and pharmaceutical and biotechnology markets primarily driven by our consumables portfolio.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
Total gross margin	55.6%	53.8%	2 ppts
Operating margin	19.7%	19.3%	—

(in millions)
Research and development	$93	$79	17%
Selling, general and administrative	$341	$289	18%

Total gross margin for the three months ended January 31, 2018 increased 2 percentage points when compared to the same period last year. Increases in total gross margin for the three months ended January 31, 2018, reflects higher sales volume, favorable business mix, lower manufacturing materials costs and lower amortization expense of intangible assets partially offset by wage increases and variable pay.

Total operating margin was flat in the three months ended January 31, 2018 when compared to the same period last year. In the three months ended January 31, 2018, total operating margin was impacted by improved gross margin, lower amortization expense and lower acquisition and integration costs offset by increased research and development costs, general administrative costs, wages and variable pay when compared to the same period last year.

Research and development expenses in the three months ended January 31, 2018 increased 17 percent when compared to the same period last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and variable pay when compared to spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 18 percent in the three months ended January 31, 2018 when compared to the same period last year. Selling, general and administrative expenses increased due to increased corporate costs, higher share-based compensation expense, higher selling and administrative costs, unfavorable currency movements, higher wages and variable pay.

At January 31, 2018, our headcount was approximately 13,800 as compared to approximately 12,600 at January 31, 2017.

Other income (expense), net

In the three months ended January 31, 2018 and 2017, other income (expense), net includes $3 million of income in both periods related to the provision of site service costs to, and lease income from Keysight. The costs associated with these services are reported within income from operations.

Income Taxes

For the three months ended January 31, 2018, the company's income tax expense was $553 million with an effective tax rate of 237.3 percent. Our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below. The income taxes for the three months ended January 31, 2018 also includes the excess tax benefits of $11 million from stock based compensation.

For the three months ended January 31, 2017, the company's income tax expense was $25 million with an effective tax rate of 13.0 percent. The income tax provision for the three months ended January 31, 2017 included net discrete tax benefits of $2 million. The significant component of the net discrete tax benefit for the three months ended January 31, 2017 included a $11 million tax expense related to an employee pension settlement gain and $7 million of tax benefit for the settlement of an audit in Italy.

2017 U.S. Tax Reform - Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act enacted significant changes affecting our fiscal year 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that had not been previously taxed in the U.S.

The Tax Act also establishes new tax provisions affecting our fiscal year 2019, including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income ("FDII"); (6) repealing domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation.

The Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Due to our fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of 23 percent for our fiscal year ending October 31, 2018 and 21 percent for subsequent fiscal years.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. As of January 31, 2018, the company has not completed the accounting for all the impacts of the Tax Act. During the quarter, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded a provisional income tax expense of $643 million for its one-time transition U.S. federal tax and a benefit of $163 million for the reversal of related deferred tax liabilities. The resulting $480 million net transition tax expense, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act.These amounts represent the best estimate of all required calculations based on currently available information. The one-time transition tax is based in part on cash and illiquid asset amounts present on various comparable measurement dates, some of which are as of our future fiscal year end. As a result, the company’s calculation of the transition tax will change as the measurement dates occur and as federal and state tax authorities provide further guidance.

Reduction of U.S. federal corporate tax rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the three months ended January 31, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

GILTI: The Tax Act subjects a U.S. corporation to tax on its GILTI. The U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in the U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (“deferred method”). Our analysis of the new GILTI rules and how they may impact us is incomplete. Accordingly, we have not made a policy election regarding the treatment of GILTI tax.

Indefinite Reinvestment Assertion: The company incurred U.S. tax on substantially all of the prior accumulated earnings of its foreign subsidiaries as part of the Transition Tax. This increased the company’s previously taxed earnings and will allow for the repatriation of the majority of its foreign earnings without any U.S. federal tax. However, any repatriation of its foreign earnings could still be subjected to withholding taxes, state taxes or other income taxes that might be incurred. The company’s analysis is incomplete at this time with respect to its investments intentions for its accumulated foreign earnings. During the period prescribed by SAB 118, the company will evaluate, among other factors, the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits in determining its investment assertion on its accumulated foreign earnings.

Our estimates as described above, may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, we anticipate the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Tax Act is completed.

There were no substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first three months of fiscal year 2018. In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

With these jurisdictions and the U.S., it is reasonably possible there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)

Net revenue	$618	$540	14%

Life sciences and applied markets business revenue for the three months ended January 31, 2018 increased 14 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2018 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. Geographically, revenue increased 7 percent in the Americas with no currency impact, increased 27 percent in Europe with a 9 percentage point favorable currency impact and increased 11 percent in Asia Pacific with a 1 percentage point favorable currency impact for the three months ended January 31, 2018 compared to the same period last year. Revenue growth in Europe was mainly driven by strong growth in the academia and government, chemical and energy and food markets. During the three months ended January 31, 2018, LCMS products experienced robust growth, particularly in the academia and government markets. Other product areas that saw strong growth in the quarter were GCMS, GC and Spectroscopy.

For the three months ended January 31, 2018, many of our end markets showed solid growth compared to the same period last year. Chemical and energy markets continued to show strong growth during the quarter. Academia and government markets growth was also strong, particularly in Asia and Europe where our customers saw increased funding to purchase our products. Pharmaceutical markets had nearly double-digit growth for the current quarter. Revenue growth in the food and environmental markets were also strong led by demand in LCMS.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months

Gross margin	61.8%	59.6%	2 ppts
Operating margin	25.8%	23.4%	2 ppts

(in millions)
Research and development	$55	$50	10%
Selling, general and administrative	$168	$146	15%

Gross margins for products and services for the three months ended January 31, 2018, increased 2 percentage points when compared to the same period last year. The increase in gross margins for the three months ended January 31, 2018 was due to lower warranty and logistics costs, as well as improved pricing and lower material costs.

Research and development expenses for the three months ended January 31, 2018, increased 10 percent when compared to the same period last year. The increase in research and development for the three and nine months ended January 31, 2018 was due to higher program funding in the product division as well as wage and variable pay increases and unfavorable currency related effects.

Selling, general and administrative expenses for the three months ended January 31, 2018, increased 15 percent when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended January 31, 2018 was due primarily to increased marketing and sales force investments to drive top line growth as well as wage and variable pay increases, higher share-based compensation expenses, and unfavorable currency related effects.

Operating margin for product and services for the three months ended January 31, 2018 increased 2 percentage points when compared to the same period last year. The increase in operating margin for the three months ended January 31, 2018 was due to revenue growth and improved gross margin.

Income from Operations

Income from operations for the three months ended January 31, 2018, increased $33 million on a corresponding revenue increases of $78 million.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as active pharmaceutical ingredients ("API") in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)

Net revenue	$185	$164	13%

Diagnostics and genomics business revenue for the three months ended January 31, 2018 increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2018 had an overall favorable impact on revenue of 4 percentage points when compared to the same period last year. Geographically, revenue increased 17 percent in the Americas with no currency impact, increased 10 percent in Europe with a 7 percentage point favorable currency impact and increased 11 percent in Asia Pacific with a 2 percentage point favorable currency impact for the three months ended January 31, 2018 compared to the same period last year. Regionally, the performance in Americas was assisted by growth in sales in the genomics business (particularly target enrichment and arrays), continued strength in pathology business and reagent partnership business. Europe results were supported by growth in our genomics and pathology businesses. Asia Pacific, our relatively smaller region, increased mainly due to higher shipment volumes in China and Japan.

The 13 percent revenue growth in the three months ended January 31, 2018 was due to positive growth from almost all businesses and regions. This was led by good revenue performance in the pathology business which saw strength due to strong adoption of Agilent’s Dako OMNIS platform and strength in our PD-L1 assays. Good revenue performance in our next generation sequencing solution portfolio offering within the genomics business, was mainly driven by SureSelect, in our NGS target enrichment portfolio. Companion diagnostics business continued to see steady growth with our pharmaceutical partners. The end markets in diagnostics and clinical research remain strong and growing driven by an aging population and lifestyle.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months

Gross margin	54.4%	54.8%	—
Operating margin	11.7%	14.3%	(3) ppts

(in millions)
Research and development	$23	$20	18%
Selling, general and administrative	$56	$47	20%

Gross margins for products and services for the three months ended January 31, 2018, was flat when compared to the same period last year. Gross margins performance was mainly driven due to higher volume offset by wage and variable pay increases.

Research and development expenses for the three months ended January 31, 2018, increased 18 percent when compared to the same period last year. The increase in research and development expenses for the three months ended January 31, 2018 was due to increase in wages and variable pay, unfavorable currency movements and increased spending around the development of clinical applications and solutions and additional research and development expenses related to the Multiplicom acquisition.

Selling, general and administrative expenses for the three months ended January 31, 2018 increased 20 percent when compared to the same period last year. The increase in selling, general and administrative expenses was due to higher infrastructure expenses, increase in wages and variable pay, higher share-based compensation expenses, unfavorable currency movements and spending increase caused by our acquisition of Multiplicom.

Operating margin for product and services for the three months ended January 31, 2018 decreased 3 percentage points when compared to the same period last year. The decrease in operating margins was due to the additional cost structure of the Multiplicom acquisition, higher research and development expenses and wage increases partially offset by the gains from higher revenue volumes.

Income from Operations

Income from operations for the three months ended January 31, 2018, decreased $1 million on a corresponding revenue increases of $21 million due to acquisition expenses, higher infrastructure expenses and wage and variable pay increases.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months
	(in millions)

Net revenue	$408	$363	12%

Agilent CrossLab business revenue for the three months ended January 31, 2018 increased 12 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2018 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. Geographically, revenue increased 6 percent in the Americas with no currency impact, increased 13 percent in Europe with a 9 percentage point favorable currency impact and increased 19 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended January 31, 2018 compared to the same period last year. The revenue growth in Asia Pacific was bolstered by strong revenue growth in China for a broad range of products and services.

Agilent CrossLab business saw positive revenue growth in all the key end markets in the three months ended January 31, 2018 compared to same period prior year. Key end markets for the Agilent CrossLab business include the pharmaceutical and biotechnology market, the chemical and energy market, and the food market. All three of these end markets produced strong growth in the three months ended January 31, 2018, driven by the success of the consumables portfolio and growth of the remarketed instruments business.

Looking forward, we anticipate that balanced strength in nearly all key end markets will continue to drive the growth in the near term. Geographically, we remain optimistic on the market growth and market penetration opportunities in China and the emerging markets. Other factors for near term revenue growth include upcoming product launches from our consumables pipeline, as well as investment in our laboratory enterprise offerings.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2018	2017	Months

Gross margin	50.6%	48.5%	2 ppts
Operating margin	21.6%	20.3%	1 ppt

(in millions)
Research and development	$14	$12	18%
Selling, general and administrative	$104	$90	15%

Gross margins for products and services for the three months ended January 31, 2018, increased 2 percentage points when compared to the same period last year. Gross margin improvement was primarily driven by the faster growth of the higher margin consumables business and remarketed instrument business relative to the lower margin service business and lower inventory charges.

Research and development expenses for the three months ended January 31, 2018, increased 18 percent when compared to the same period last year. The increase in research and development expenses was primarily due to higher wages and variable pay, as well as higher infrastructure costs.

Selling, general and administrative expenses for the three months ended January 31, 2018, increased 15 percent when compared to the same period last year. The increase in selling, general and administrative expenses was primarily due to higher orders driving higher selling costs, higher wages and variable pay, higher share-based compensation expenses and higher administrative costs.

Operating margin for product and services for the three months ended January 31, 2018 increased 1 percentage point when compared to the same period last year. The improvement was primarily driven by the faster growth of the higher margin consumables business and remarketed instrument business relative to the lower margin service business.

Income from Operations

Income from operations for the three months ended January 31, 2018, increased $14 million on a corresponding revenue increases of $45 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2018 consisted of cash and cash equivalents of $2,887 million as compared to $2,678 million as of October 31, 2017.

As of January 31, 2018, approximately $2,850 million of our cash and cash equivalents is held outside of the U.S. in our foreign subsidiaries. Most of the amounts held outside of the U.S. could be repatriated to the U.S. within a reasonable period of time. As a result of the Tax Act, our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

As a result of the Tax Act, we are required to pay a one-time transition tax of $440 million on deferred foreign income not previously subject to U.S. federal income tax. The transition tax is payable, beginning in fiscal year 2019 over eight years with 8 percent due in each of the first five years, 15 percent in year six, 20 percent in year seven and 25 percent in year eight.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $215 million for the three months ended January 31, 2018 compared to cash inflow of $116 million for the same period in 2017. In the three months ended January 31, 2018, we paid approximately $69 million under our variable and incentive pay programs, as compared to a total of $58 million paid during the same period of 2017. Net cash paid for income taxes was approximately $32 million and $27 million in the three months ended January 31, 2018 and 2017, respectively. For the three months ended January 31, 2018, the net change in tax-related assets and liabilities of $533 million was due to the enactment of the U.S. Tax Cuts and Jobs Act and primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the three months ended January 31, 2018, other assets and liabilities provided cash of $24 million compared to cash used of $61 million for the same period in 2017. Cash provided in the three months ended January 31, 2018 in other assets and liabilities was related to changes in the transaction taxes, deferred revenue and the employee pension settlement gain of $5 million. The usage of cash in the three months ended January 31, 2017 in other assets and liabilities was largely the result of income tax payments, transaction taxes, interest payments on senior notes and the employee pension settlement gain of $32 million.

In the three months ended January 31, 2018, accounts receivable used cash of $5 million compared to cash used of $31 million for the same period in 2017.  Days’ sales outstanding increased due primarily to increased sales to 56 days as of January 31, 2018 from 55 days compared to a year ago. Accounts payable used cash of $3 million for the three months ended January 31, 2018 compared to cash provided of $9 million in the same period in 2017. Cash used for inventory was $34 million for the three months ended January 31, 2018 compared to cash used of $26 million for the same period in 2017. Inventory days on-hand increased to 102 days as of January 31, 2018 compared to 101 days as of the end of the same period last year.

We contributed approximately $6 million and $3 million to our defined benefit plans in the three months ended January 31, 2018 and 2017, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $17 million to our defined benefit plans during the remainder of 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $67 million for the three months ended January 31, 2018 as compared to net cash used in investing activities of $101 million. Investments in property, plant and equipment were $60 million for the three months ended January 31, 2018 compared to $32 million in the same period of 2017. The increase in property, plant and equipment in 2018 was related to the capacity expansion for our nucleic acid solutions facility. We expect that total capital expenditures for the current year will be approximately $200 million. In the three months ended January 31, 2018, we invested $6 million in acquisition of businesses, net of cash acquired, compared to $70 million in the same period last year.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2018 was $37 million compared to cash used of $58 million for the same period of 2017.

Treasury stock repurchases

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased approximately 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares and the remaining 37,000 shares as of January 31, 2018 were retired in February 2018. During the three months ended January 31, 2017, we repurchased and retired approximately 2.5 million shares for $111 million, under this authorization. As of January 31, 2018, we had remaining authorization to repurchase up to $563 million of our common stock under this program.

Dividends

During the three months ended January 31, 2018, we paid cash dividends of $0.149 per common share or $48 million on the company's common stock. During the three months ended January 31, 2017, we paid cash dividends of $0.132 per common share or $42 million on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. During the three months ended January 31, 2018, the company had borrowings of $274 million and repaid $39 million. As of January 31, 2018, the outstanding balance was $345 million under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2018.

 Short-term debt and Long-term debt

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes matured on November 1, 2017 and were paid in full.

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2018 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Other

As of January 31, 2018, our contractual obligations reported under “other purchase commitments” were approximately $47 million, an increase of approximately $7 million in the first three months of fiscal year 2018, primarily due to the new contracts that were executed during the quarter. There were no other substantial changes from our 2017 Annual Report on Form 10-K to our contractual commitments in the first three months of fiscal 2018. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2018 and October 31, 2017 include $611 million and $131 million, respectively, related to long-term income tax liabilities. Of these amounts, $222 million and $131 million related to uncertain tax positions of continuing operations as of January 31, 2018 and October 31, 2017, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 51 percent and 53 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2018 and 2017, respectively. The favorable effects of changes in foreign currency exchange rates, principally as a result of the weakening of the U.S. dollar, has increased revenue by approximately 4 percentage points in the three months ended January 31, 2018. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2018, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at ensuring that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding such required disclosure to the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sale of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have experienced a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional expenses.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The favorable effects of changes in foreign currency exchange rates has increased revenues by approximately 4 percentage points in the three months ended January 31, 2018. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The 2017 United States Tax Cut and Jobs Act (“Tax Act”) significantly changed the taxation of U.S. based multinational corporations. Our compliance with the Tax Act will require the use of estimates in our financial statements and exercise of significant judgment in accounting for its provisions. The implementation of the Tax Act will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

We currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of January 31, 2018, we had $345 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2018, we had cash and cash equivalents of approximately $2.9 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
November 1, 2017 through November 30, 2017	231	$68.46	231	$594
December 1, 2017 through December 31, 2017	225	$67.18	225	$579
January 1, 2018 through January 31, 2018	218	$71.79	218	$563
Total	674	$69.11	674	$563

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of January 31, 2018, all repurchased shares except for approximately 37,000 shares have been retired.

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

Dated:	March 5, 2018	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2018	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)