Form 10-Q
period 2018-04-30
AGILENT TECHNOLOGIES INC
filed 2018-05-31
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 24, 2018
COMMON STOCK, $0.01 PAR VALUE	319,952,126

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net revenue:
Products	$918	$839	$1,848	$1,654
Services and other	288	263	569	515
Total net revenue	1,206	1,102	2,417	2,169
Costs and expenses:
Cost of products	402	364	785	711
Cost of services and other	160	146	315	292
Total costs	562	510	1,100	1,003
Research and development	91	84	184	163
Selling, general and administrative	338	307	679	596
Total costs and expenses	991	901	1,963	1,762
Income from operations	215	201	454	407
Interest income	10	5	19	9
Interest expense	(19)	(20)	(39)	(40)
Other income (expense), net	21	5	26	8
Income before taxes	227	191	460	384
Provision for income taxes	22	27	575	52
Net income (loss)	$205	$164	$(115)	$332

Net income (loss) per share:
Basic	$0.64	$0.51	$(0.36)	$1.03
Diluted	$0.63	$0.50	$(0.36)	$1.02

Weighted average shares used in computing net income (loss) per share:
Basic	322	321	323	322
Diluted	326	325	323	325

Cash dividends declared per common share	$0.149	$0.132	$0.298	$0.264

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Net income (loss)	$205	$164	$(115)	$332
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $0, $(2) and $1	4	(1)	(3)	—
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $2, $0, $2 and $(1)	3	(1)	3	(1)
Foreign currency translation, net of tax expense of $0, $1, $0 and $0	(53)	7	26	4
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $3, $5 and $11	7	9	13	26
Change in net prior service benefit, net of tax benefit of $0, $(1), $(1) and $(2)	(2)	(2)	(3)	(3)
Other comprehensive income (loss)	(41)	12	36	26
Total comprehensive income (loss)	$164	$176	$(79)	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,011	$2,678
Accounts receivable, net	754	724
Inventory	594	575
Other current assets	166	192
Total current assets	4,525	4,169
Property, plant and equipment, net	798	757
Goodwill	2,618	2,607
Other intangible assets, net	314	361
Long-term investments	139	138
Other assets	390	394
Total assets	$8,784	$8,426
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$271	$305
Employee compensation and benefits	271	276
Deferred revenue	333	291
Short-term debt	315	210
Other accrued liabilities	175	181
Total current liabilities	1,365	1,263
Long-term debt	1,800	1,801
Retirement and post-retirement benefits	226	234
Other long-term liabilities	776	293
Total liabilities	4,167	3,591
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 322 million shares at April 30, 2018 and 322 million shares at October 31, 2017 issued	3	3
Additional paid-in-capital	5,332	5,300
Accumulated deficit	(412)	(126)
Accumulated other comprehensive loss	(310)	(346)
Total stockholders' equity	4,613	4,831
Non-controlling interest	4	4
Total equity	4,617	4,835
Total liabilities and equity	$8,784	$8,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2018	2017

Net income (loss)	$(115)	$332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101	109
Share-based compensation	43	35
Deferred taxes	(13)	20
Excess and obsolete inventory related charges	17	15
Other non-cash expense, net	2	2
Changes in assets and liabilities:
Accounts receivable	(21)	(48)
Inventory	(34)	(29)
Accounts payable	(14)	6
Employee compensation and benefits	(7)	7
Change in assets and liabilities due to Tax Act	533	—
Other assets and liabilities	26	(76)
Net cash provided by operating activities	518	373

Cash flows from investing activities:
Investments in property, plant and equipment	(108)	(75)
Payment to acquire cost method investments	(1)	—
Payment in exchange for convertible note	(2)	—
Change in restricted cash and cash equivalents, net	1	—
Proceeds from divestitures	—	1
Acquisitions of businesses and intangible assets, net of cash acquired	(7)	(70)
Net cash used in investing activities	(117)	(144)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	36	26
Payment of taxes related to net share settlement of equity awards	(29)	(13)
Payment of dividends	(96)	(85)
Proceeds from revolving credit facility	356	228
Repayment of debt and revolving credit facility	(251)	(87)
Treasury stock repurchases	(93)	(194)
Net cash used in financing activities	(77)	(125)

Effect of exchange rate movements	9	(4)

Net increase in cash and cash equivalents	333	100

Cash and cash equivalents at beginning of period	2,678	2,289
Cash and cash equivalents at end of period	$3,011	$2,389

Supplemental cash flow information:
Income tax paid, net	$48	$41
Interest payments	$43	$40
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(21)	$8

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2018 and 2017 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2017 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2018 and 2017, condensed consolidated statement of operations for the three and six months ended April 30, 2018 and 2017, and condensed consolidated statement of cash flows for the six months ended April 30, 2018 and 2017.

Revision of Services and Other, Product Net Revenue and related Cost of Sales.  In 2018, we identified a stream of service revenues that had been presented as product revenue in the prior year.  We have now revised prior year's presentation to show the revenue within services and other to conform with the current presentation in fiscal 2018.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three and six months ended April 30, 2017 service and other revenue increased $3 million and $6 million, respectively, and service and other cost of sales increased $2 million and $4 million, respectively, with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2018 there were no VIE’s required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. As of April 30, 2018, the carrying value of our cost method investment in Lasergen, Inc. ("Lasergen"), a VIE, was $80 million with a maximum exposure of $80 million. The investments are included on the long-term investments line of the condensed consolidated balance sheet. Agilent’s initial ownership stake in Lasergen was 48 percent. During the three months ended April 30, 2018, we exercised our option and signed the merger agreement to acquire all of the remaining shares of Lasergen, Inc. that we

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

did not already own for an additional cash consideration of $105 million. The acquisition of Lasergen was completed on May 7, 2018.

Acquisition. On March 7, 2018 we signed an agreement to acquire Advanced Analytical Technologies, Inc ("AATI") in a merger transaction for $250 million in cash, subject to certain purchase price adjustments. AATI, headquartered in Ankeny, Iowa, develops, manufactures and markets capillary electrophoresis based solutions for automated nucleic acid analysis. The financial results of AATI will be included within Agilent's from the date of the close. On May 31, 2018, we completed the acquisition of Advanced Analytical Technologies, Inc ("AATI").

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy is lower than the carrying value by approximately $4 million as of April 30, 2018 and exceeds the carrying value by approximately $58 million as of October 31, 2017. The change in the fair value over carrying value in the six months ended April 30, 2018 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 except for the following:

In May 2014, the Financial Accounting Standards Board ("FASB") issued new revenue recognition guidance, Accounting Standard Codification Topic 606, Revenue from contract with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The objective of the new revenue standard is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance is effective for us at the beginning in November 1, 2018. We expect to adopt this standard on November 1, 2018 through application of the modified retrospective method reflecting the cumulative effect of initially applying the new guidance to revenue recognition in the first quarter of fiscal 2019. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. We expect that in some cases the revenue recognition timing under the new guidance will change from current practice.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and disclosures.

In February 2018, the FASB issued amendments to reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017 that reduced the U.S. federal corporate income tax rate and made other changes to U.S. federal tax laws. The amendments in this update also require certain disclosures about stranded tax effects. The amendments are effective for us beginning November 1, 2019, and for interim periods within that fiscal year and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We expect to adopt this guidance on November 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

In February 2018, FASB issued technical corrections and improvements to amendments published in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The provisions under these corrections and improvements are effective for us beginning November 1, 2018, and for interim periods within that year. Early adoption is not permitted. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In March 2018, FASB issued amendments to SEC Staff Accounting Bulletin (“SAB”) No. 118. These amendments modified certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Act and generally serves to codify the SEC’s guidance released in SAB No. 118. These amendments are effective for us beginning November 1, 2018, and interim periods with that year. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Cost of products and services	$3	$3	$10	$9
Research and development	1	1	4	3
Selling, general and administrative	8	11	29	24
Total share-based compensation expense	$12	$15	$43	$36

At April 30, 2018 and October 31, 2017, there was no share-based compensation capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
LTPP:
Volatility of Agilent shares	21%	23%	21%	23%
Volatility of selected peer-company shares	14%-66%	15%-63%	14%-66%	15%-63%
Price-wise correlation with selected peers	32%	36%	32%	36%

Post-vest holding restriction discount for all executive awards	4.8%	5.3%	4.8%	5.3%

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

4.     INCOME TAXES

For the three and six months ended April 30, 2018, the company's income tax expense was $22 million with an effective tax rate of 9.7 percent and $575 million with an effective tax rate of 125.0 percent, respectively. For the six months ended April 30, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below. The income tax provision for the three and six months ended April 30, 2018 also includes the excess tax benefits from stock based compensation of $7 million and $18 million, respectively.

For the three and six months ended April 30, 2017, the company's income tax expense was $27 million with an effective tax rate of 14.1 percent and $52 million with an effective tax rate of 13.5 percent, respectively. The income tax provision for the three and six months ended April 30, 2017 included net discrete tax benefits of $1 million and $3 million, respectively.  The significant component of the net discrete tax benefit for the three months ended April 30, 2017 included $5 million of tax benefit related to return-to-provision adjustments in foreign jurisdictions. The significant component of the net discrete tax benefit for the six months ended April 30, 2017 included a $11 million tax expense related to an employee pension settlement gain and $7 million of tax benefit for the settlement of an audit in Italy, and $5 million tax benefit related to return-to-provision adjustments in foreign jurisdictions.

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. During the three months ended January 31, 2018, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below. As of April 30, 2018, the company has not completed the accounting for all the impacts of the Tax Act. We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the Tax Act in the three months ended January 31, 2018, and they remain unchanged as of April 30, 2018.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid (Tax Pools) on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded a provisional income tax expense of $643 million for its one-time transition U.S. federal tax and a benefit of $163 million for the reversal of related deferred tax liabilities. The resulting $480 million net transition tax, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act. These amounts represent the best estimate of all required calculations based on currently available information and do not include any potential state tax impacts. The one-time Transition Tax is based in part on cash and illiquid asset amounts present on various comparable measurement dates, some of which are as of our future fiscal year end. As a result, the company’s calculation of the Transition Tax will change as the measurement dates occur and as federal and state tax authorities provide further guidance.

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the six months ended April 30, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

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

There were no substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first six months of fiscal year 2018. In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

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

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Numerator:
Net income (loss)	$205	$164	$(115)	$332
Denominator:
Basic weighted-average shares	322	321	323	322
Potential common shares— stock options and other employee stock plans	4	4	—	3
Diluted weighted-average shares	326	325	323	325

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

For the three months ended April 30, 2018, 96,800 potential common shares were excluded from the calculation of diluted earnings per share. For the six months ended April 30, 2018, the diluted net loss per share is the same as basic net loss per share as the effects of all 6.6 million potential common shares outstanding would be anti-dilutive. For the three and six months ended April 30, 2017, 1,000 and 500 potential common shares were excluded from the calculation of diluted earnings per share.

6. INVENTORY

	April 30, 2018	October 31, 2017
	(in millions)
Finished goods	$367	$363
Purchased parts and fabricated assemblies	227	212
Inventory	$594	$575

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2018:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2017	$818	$1,285	$504	$2,607
Foreign currency translation impact	1	5	—	6
Goodwill arising from acquisitions	5	—	—	5
Goodwill as of April 30, 2018	$824	$1,290	$504	$2,618

The components of other intangible assets as of April 30, 2018 and October 31, 2017 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2017
Purchased technology	$855	$646	$209
Trademark/Tradename	149	73	76
Customer relationships	151	112	39
Third-party technology and licenses	27	14	13
Total amortizable intangible assets	1,182	845	337
In-Process R&D	24	—	24
Total	$1,206	$845	$361
As of April 30, 2018
Purchased technology	$858	$676	$182
Trademark/Tradename	149	80	69
Customer relationships	151	124	27
Third-party technology and licenses	28	17	11
Total amortizable intangible assets	1,186	897	289
In-Process R&D	25	—	25
Total	$1,211	$897	$314

During the six months ended April 30, 2018, we recorded additions to goodwill of $5 million and additions to other intangible assets of $2 million related to an acquisition. We also acquired approximately $1 million of third party technologies and licenses during the six months ended April 30, 2018. During the six months ended April 30, 2018, other intangible assets, net increased $2 million due to the impact of foreign exchange translation.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and six months ended April 30, 2018 and 2017, respectively.

Amortization expense of intangible assets was $26 million and $52 million for the three and six months ended April 30, 2018, respectively. Amortization expense of intangible assets was $32 million and $64 million for the three and six months ended April 30, 2017, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2018 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2018	$47
2019	$71
2020	$56
2021	$42
2022	$31
2023	$21
Thereafter	$21

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018 were as follows:

		Fair Value Measurement at April 30, 2018 Using
	April 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$2,171	$2,171	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$2,207	$2,201	$6	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$38	$—	$38	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 were as follows:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,659	$1,659	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,695	$1,691	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$38	$—	$38	$—

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

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2018 and 2017, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of April 30, 2018, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at April 30, 2018 was $9 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. For the three and six months ended April 30, 2018 and 2017 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at April 30, 2018 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2018 was $8 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2018, was $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2018.

There were 110 foreign exchange forward contracts open as of April 30, 2018 and designated as cash flow hedges. There were 156 foreign exchange forward contracts open as of April 30, 2018 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2018 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(67)	$77
British Pound	(48)	(3)
Canadian Dollar	(41)	3
Australian Dollar	5	15
Malaysian Ringgit	—	(1)
Japanese Yen	(64)	9
Danish Krone	—	26
Korean Won	(42)	—
Singapore Dollar	15	—
Swiss Franc	—	36
Chinese Yuan Renminbi	(45)	—
Polish Zloty	—	(8)
Swedish Krona	—	(10)
Other	—	(7)
Totals	$(287)	$137

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2018	October 31, 2017	Balance Sheet Location	April 30, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$2	Other accrued liabilities	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$2	Other accrued liabilities	$5	$4
Total derivatives	$6	$4		$8	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$5	$(1)	$(5)	$1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(5)	$1	$(5)	$2
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(5)	$—	$1	$(3)

At April 30, 2018, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) to cost of sales within the next twelve months is $2 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2018 and 2017, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$—	$—	$4	$4	$—	$—
Interest cost on benefit obligation	4	5	3	3	1	2
Expected return on plan assets	(7)	(6)	(12)	(10)	(2)	(2)
Amortization:
Actuarial losses	—	1	8	9	2	2
Prior service credits	—	(1)	—	—	(2)	(2)
Total net plan costs	$(3)	$(1)	$3	$6	$(1)	$—
Settlements gains	$—	$—	$—	$—	$—	$—

	Six Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$—	$—	$10	$8	$—	$—
Interest cost on benefit obligation	8	8	6	6	2	3
Expected return on plan assets	(14)	(12)	(23)	(20)	(4)	(4)
Amortization:
Actuarial losses	—	2	15	18	4	5
Prior service credits	—	(1)	—	—	(4)	(4)
Total net plan costs	$(6)	$(3)	$8	$12	$(2)	$—
Settlements gains	$—	$—	$(5)	$(32)	$—	$—

We made no contributions to our U.S. defined benefit plans during the three and six months ended April 30, 2018. We contributed $5 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2018, respectively.

We contributed $25 million to our U.S. defined benefit plans during the three and six months ended April 30, 2017. We contributed $6 million and $9 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2017, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2018 and we expect to contribute $12 million to our non-U.S. defined benefit plans during the remainder of 2018.

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the six months ended April 30, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million which was recorded within cost of sales and operating expenses in the condensed consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income. In the first quarter of fiscal year 2018, after the Japanese government’s final review of our initial payment, we received a refund of $5.2 million which was recorded as a settlement gain.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2018	2017
	(in millions)
Beginning balance as of November 1,	$34	$35
Accruals for warranties including change in estimate	25	24
Settlements made during the period	(26)	(25)
Ending balance as of April 30,	$33	$34

Accruals for warranties due within one year	$33	$33
Accruals for warranties due after one year	—	1
Ending balance as of April 30,	$33	$34

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

12. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of April 30, 2018, the company had borrowings of $315 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three and six months ended April 30, 2018. In May 2018, the outstanding balance under our existing credit facility was paid in full.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2018			October 31, 2017
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	499	9	508	499	11	510
2022 Senior Notes	399	—	399	398	—	398
2023 Senior Notes	596	—	596	596	—	596
2026 Senior Notes	297	—	297	297	—	297
Total	$1,791	$9	$1,800	$1,790	$11	$1,801

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2018 and October 31, 2017 are detailed above.

14. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and six months ended April 30, 2018, we repurchased 674,000 shares for $46 million and 1.3 million shares for $93 million, respectively, under this authorization. During the three and six months ended April 30, 2018, we retired approximately 711,000 treasury shares for $49 million and 1.3 million treasury shares for $93 million, respectively. During the three and six months ended April 30, 2017, we repurchased and retired approximately 1.6 million shares for $83 million and 4.1 million shares for $194 million, respectively, under this authorization. As of April 30, 2018, we had remaining authorization to repurchase up to $517 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2018, we paid cash dividends of $0.149 per common share or $48 million and $0.298 per common share or $96 million on the company's common stock, respectively. During the three and six months ended April 30, 2017, we paid cash dividends of $0.132 per common share or $43 million and $0.264 per common share or $85 million on the company's common stock, respectively.

On May 16, 2018, our board of directors declared a quarterly dividend of $0.149 per share of common stock or approximately $48 million which will be paid on July 25, 2018 to all shareholders of record at close of business on July 3, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2018	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2018	$(77)	$139	$(322)	$(9)	$(269)

Other comprehensive income (loss) before reclassifications	(53)	—	—	5	(48)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	10	5	13

Tax expense	—	—	(3)	(3)	(6)

Other comprehensive income (loss)	(53)	(2)	7	7	(41)

As of April 30, 2018	$(130)	$137	$(315)	$(2)	$(310)

Six Months Ended April 30, 2018

As of October 31, 2017	$(156)	$140	$(328)	$(2)	$(346)

Other comprehensive income (loss) before reclassifications	26	—	(1)	(5)	20

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	19	5	20

Tax (expense) benefit	—	1	(5)	—	(4)

Other comprehensive income (loss)	26	(3)	13	—	36

As of April 30, 2018	$(130)	$137	$(315)	$(2)	$(310)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2018 and 2017 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Unrealized gain (loss) on derivatives	$(5)	$1	$(5)	$2	Cost of products
	(5)	1	(5)	2	Total before income tax
	2	—	2	(1)	(Provision) benefit for income tax
	(3)	1	(3)	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(12)	(19)	(34)
Prior service benefit	2	3	4	5
	(8)	(9)	(15)	(29)	Total before income tax
	3	2	4	8	Benefit for income tax
	(5)	(7)	(11)	(21)	Total net of income tax

Total reclassifications for the period	$(8)	$(6)	$(14)	$(20)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, pension curtailment or settlement gains, restructuring and transformational initiatives expenses, acquisition and integration costs, business exit and divestiture costs, special compliance costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, transformational initiatives, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$561	$523	$1,179	$1,063
Diagnostics and Genomics	219	201	404	365
Agilent CrossLab	426	378	834	741
Total net revenue	$1,206	$1,102	$2,417	$2,169

Segment Income From Operations:
Life Sciences and Applied Markets	$119	$110	$278	$236
Diagnostics and Genomics	44	49	66	72
Agilent CrossLab	98	82	186	156
Total segment income from operations	$261	$241	$530	$464

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in millions)
Total reportable segments’ income from operations	$261	$241	$530	$464
Transformational initiatives	(5)	—	(9)	(2)
Amortization of intangible assets related to business combinations	(25)	(31)	(50)	(62)
Acquisition and integration costs	(4)	(7)	(7)	(21)
Business exit and divestiture costs	(8)	—	(8)	—
Pension settlement gain	—	—	5	32
NASD site costs	(2)	—	(4)	—
Special compliance costs	(1)	—	(2)	—
Other	(1)	(2)	(1)	(4)
Interest income	10	5	19	9
Interest expense	(19)	(20)	(39)	(40)
Other income (expense), net	21	5	26	8
Income before taxes, as reported	$227	$191	$460	$384

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	April 30, 2018	October 31, 2017
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$1,758	$1,753
Diagnostics and Genomics	2,136	2,119
Agilent CrossLab	1,173	1,138
Total segment assets	$5,067	$5,010

16. SUBSEQUENT EVENTS

Credit Facility. In May 2018, the outstanding balance under our existing credit facility was paid in full.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Declaration of Dividends. On May 16, 2018, our board of directors declared a quarterly dividend of $0.149 per share of common stock or approximately $48 million which will be paid on July 25, 2018 to all shareholders of record at close of business on July 3, 2018.

Acquisitions. On May 7, 2018, we completed the acquisition of Lasergen, Inc. (Lasergen), an emerging biotechnology company focused on research and development of innovative technologies for DNA sequencing, for an additional cash consideration of $105 million. On May 14, 2018, we acquired 100 percent of the stock of Genohm SA (“Genohm”), an international lab informatics company, for approximately $40 million in cash.  Genohm, headquartered in Switzerland, provides lab informatics services specific to compliance, traceability, and big lab data management. On May 31, 2018, we completed the acquisition of Advanced Analytical Technologies, Inc ("AATI") for approximately $250 million in cash.

On May 23, 2018, we signed an agreement to acquire certain assets from Young In Scientific Co. Ltd., a leading distributor of analytical and scientific instruments in South Korea, for cash.  The acquisition is subject to local laws and regulations and customary closing conditions. The financial results of the business related to the acquired assets will be included within our financial results from the date of the close, which is expected to be during the fourth quarter of 2018.

On May 25, 2018, we signed an agreement to acquire substantially all of the assets and liabilities of Ultra Scientific Incorporated, a global manufacturer and supplier of analytical standards and certified reference materials, for  cash. The acquisition is subject to local laws and regulations and customary closing conditions. The financial results of the business related to the acquired assets will be included within our financial results from the date of the close, which is expected to be during the third quarter of 2018.

In total, the cash payment for both asset acquisitions will be approximately $60 million.

Segment Reporting Changes. In May 2018, we announced we will re-organize our microfluidics business, which currently is included in our life science and applied markets segment, will be moved to our diagnostics and genomics operating segment. Following this re-organization, Agilent will continue to have three businesses - life sciences and applied markets, diagnostics and genomics and Agilent Crosslab- each of which will comprise a reportable segment. All historical segment numbers will be recast to conform to this new reporting structure in our financial statements, beginning with our Form 10-Q filing for the third quarter of 2018.

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

On May 14, 2018, we acquired 100 percent of the stock of Genohm SA (“Genohm”), an international lab informatics company, for approximately $40 million in cash.  Genohm, headquartered in Switzerland, provides lab informatics services specific to compliance, traceability, and big lab data management.

In May 2018, we repatriated $1.5 billion of the $2.98 billion of cash held outside the U.S. Also in May 2018, we repaid the outstanding balance under our existing credit facility.

During the three months ended April 30, 2018, we exercised our option and signed the merger agreement to acquire all of the remaining shares of Lasergen, Inc. that we did not already own for an additional cash consideration of $105 million. The acquisition of Lasergen was completed on May 7, 2018.

On March 7, 2018, we signed an agreement to acquire 100 percent of the stock of Advanced Analytical Technologies, Inc ("AATI") in a merger transaction for $250 million in cash, subject to certain purchase price adjustments. AATI, headquartered in Ankeny, Iowa, develops, manufactures and markets capillary electrophoresis based solutions for automated nucleic acid analysis. The financial results of AATI will be included within our financial results from the date of the close. On May 31, 2018, we completed the acquisition of AATI.

On May 23, 2018, we signed an agreement to acquire certain assets from Young In Scientific Co. Ltd., a leading distributor of analytical and scientific instruments in South Korea, for  cash.  The acquisition is subject to local laws and regulations and customary closing conditions. The financial results of the business related to the acquired assets will be included within our financial results from the date of the close, which is expected to be during the fourth quarter of 2018. On May 25, 2018, we signed an agreement to acquire substantially all of the assets and liabilities of Ultra Scientific Incorporated, a global manufacturer and supplier of analytical standards and certified reference materials, for  cash. The acquisition is subject to local laws and regulations and customary closing conditions. The financial results of the business related to the acquired assets will be included within our financial results from the date of the close, which is expected to be during the third quarter of 2018. In total, the cash payment for both asset acquisitions will be approximately $60 million.

Net revenue of $1,206 million for the three months ended April 30, 2018 increased 9 percent when compared to the same period last year. Net revenue of $2,417 million for the six months ended April 30, 2018 increased 11 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2018 had a favorable impact on revenue of approximately 4 percentage points in both periods when compared to the same period last year. Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2018, increased 7 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 4 percentage points in both periods when compared to the same periods last year. Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2018, increased 9 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 5 percentage points in both periods when compared to the same periods last year. Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2018, increased 13 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 6 percentage points and 4 percentage points, respectively, when compared to the same periods last year. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current year and prior year periods.

Net income for the three months ended April 30, 2018 was $205 million compared to net income of $164 million for the corresponding period last year. Net loss for the six months ended April 30, 2018 was $115 million compared to net income of $332 million for the corresponding period last year. The net loss for the six months ended April 30, 2018 was primarily from the discrete tax charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) passed on December 22, 2017. See Note 4, "Income Taxes" for more details. In the six months ended April 30, 2018, cash generated from operations was $518 million compared to $373 million in the same period last year.

For the six months ended April 30, 2018 and 2017, cash dividends of $96 million and $85 million, respectively, were paid on the company's outstanding common stock. On May 16, 2018, our board of directors declared a quarterly dividend of $0.149 per share of common stock or approximately $48 million which will be paid on July 25, 2018 to all shareholders of record at close of business on July 3, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and six months ended April 30, 2018, we repurchased 674,000 shares for $46 million and 1.3 million shares for $93 million, respectively, under this authorization. During the three and six months ended April 30, 2018, we retired approximately 711,000 treasury shares for $49 million and 1.3 million treasury shares for $93 million, respectively. During the three and six months ended April 30, 2017, we repurchased and retired approximately 1.6 million shares for $83 million and 4.1 million shares for $194 million, respectively, under this authorization. As of April 30, 2018, we had remaining authorization to repurchase up to $517 million of our common stock under this program.

Looking forward, we continue to focus on the growth of operating margin in our businesses by simplifying our operations, differentiating product solutions and improving our customers' experience. In addition, we remain focused on returning a significant proportion of our cash flow to shareholders through our dividend and share repurchase programs. With our focus on making our company more agile and responsive to our market environment and our growing product solutions portfolio, we remain optimistic about our growth opportunities in most of our key end markets and geographies. We expect continued strength from our pharmaceutical market and solid growth from our chemical and energy market. Geographically, we anticipate strong revenue growth from our European and American businesses but expect growth in China to be modest due to the reorganization of several government agencies. The favorable effects of changes in foreign currency exchange rates increased revenue by approximately 4 percentage points in the six months ended April 30, 2018. Costs and expenses, incurred in local currency, were subject to the unfavorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2018, increasing our overall net exposure. The impact of foreign currency exchange rates movements can be positive or negative in any period and is calculated by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current year and prior year periods.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At April 30, 2018, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The favorable effects of changes in foreign currency exchange rates has increased revenue by approximately 4 percentage points in the six months ended April 30, 2018. Costs and expenses, incurred in local currency, were subject to the unfavorable effects due to changes in foreign currency exchange rates in the six months ended April 30, 2018, increasing our overall net exposure. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)
Net revenue:
Products	$918	$839	$1,848	$1,654	9%	12%
Services and other	288	263	569	515	10%	11%
Total net revenue	$1,206	$1,102	$2,417	$2,169	9%	11%

Net revenue of $1,206 million for the three months ended April 30, 2018 increased 9 percent when compared to the same period last year. Revenue in the three months ended April 30, 2018 was negatively impacted by the Lunar New Year due to fewer selling days and lower shipment volume as some customers requested earlier delivery resulting in revenue being recognized in the first quarter instead of the second quarter of fiscal 2018. Net revenue of $2,417 million for the six months ended April 30, 2018 increased 11 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2018 had a favorable impact on revenue of approximately 4 percentage points in both periods when compared to the same period last year.

Services and other revenue increased 10 percent and 11 percent for the three and six months ended April 30, 2018, respectively, when compared to the same periods last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and services in the diagnostics and genomics business including consulting services related to the companion diagnostics and nucleic acid businesses. Some of the prominent services include repair and maintenance on multi-vendor instruments, compliance services and installation services. For the three months ended April 30, 2018, Agilent CrossLab business service revenue increased 12 percent, with a 6 percentage point favorable currency impact when compared to the same period last year.  Agilent CrossLab business service revenue increased 12 percent, with a 5 percentage point favorable currency impact, for the six months ended April 30, 2018 when compared to the same period last year.  A broad spectrum of service order types and nearly all end markets contributed to the growth for both the three and six months ended April 30, 2018.  For the three and six months ended April 30, 2018, the diagnostics and genomics services increase was driven by higher services revenue in pathology and genomics businesses due to higher instrument base compared to last year.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$561	$523	$1,179	$1,063	7%	11%
Diagnostics and genomics	219	201	404	365	9%	11%
Agilent Crosslab	426	378	834	741	13%	12%
Total net revenue	$1,206	$1,102	$2,417	$2,169	9%	11%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2018, increased 7 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 4 percentage points in both periods when compared to the same periods last year. For the three and six months ended April 30, 2018, our performance within the life sciences market showed continued solid revenue growth from our pharmaceutical and biotechnology market and strong revenue growth in our life science research market. Within the applied markets, there was strong revenue growth in the chemical and energy markets and modest growth in our environmental and forensics market in the three and six months ended April 30, 2018, when compared to the same period last year. Revenue growth was partially offset by the decline in the food market in the three months ended April 30, 2018; however, revenue related to the food market contributed to the revenue growth in the six months ended April 30, 2018.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2018, increased 9 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 5 percentage points in both periods when compared to the same periods last year. For the three months ended April 30, 2018, revenue growth was strong in our pharmaceutical markets and diagnostics and clinical markets led by our reagent partnership and genomics businesses offset by softness in other areas of our business when compared to the same period last year. For the six months ended April 30, 2018, revenue growth was strong in our pharmaceutical markets and diagnostics and clinical markets led by our reagent partnership, genomics businesses and our pathology and companion diagnostics businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2018, increased 13 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 6 percentage points and 4 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2018, revenue grew across nearly all key markets led by strong growth in the pharmaceutical and biotechnology markets and life science research markets primarily driven by our consumables portfolio.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Total gross margin	53.4%	53.7%	54.5%	53.8%	—	1 ppt
Operating margin	17.8%	18.2%	18.8%	18.8%	—	—

(in millions)
Research and development	$91	$84	$184	$163	8%	13%
Selling, general and administrative	$338	$307	$679	$596	10%	14%

Total gross margin for the three and six months ended April 30, 2018 was flat and increased 1 percentage point, respectively, when compared to the same periods last year. Gross margins for the three months ended April 30, 2018 reflects higher sales volume, lower amortization expense offset by increased wages and variable pay, higher inventory charges and unfavorable currency movements. The increase in gross margins for the six months ended April 30, 2018 reflects higher sales volume, favorable business mix, lower manufacturing material costs and lower amortization expense of intangible assets partially offset by increased wages, variable pay and inventory charges.

Total operating margin for the three and six months ended April 30, 2018 was relatively flat in both periods when compared to the same periods last year. The increase in operating margins for the three and six months ended April 30, 2018 was impacted by lower acquisition and integration costs and lower amortization expense offset by increased wages and variable pay, research and development costs, general administrative costs and unfavorable currency movements.

Research and development expenses in the three and six months ended April 30, 2018 increased 8 percent and 13 percent, respectively, when compared to the same periods last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and variable pay and unfavorable currency movements when compared to spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 10 percent and 14 percent in the three and six months ended April 30, 2018, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2018 was due to higher wages and variable pay, higher selling costs and transformational initiative costs partially offset by lower share-based compensation expense. The increase in selling, general and administrative expenses for the six months ended April 30, 2018 was due to higher wages and variable pay, increased corporate costs, higher share-based compensation expense, higher selling and administrative costs and unfavorable currency movements.

At April 30, 2018, our headcount was approximately 14,000 as compared to approximately 12,900 at April 30, 2017.

Other income (expense), net

In the three and six months ended April 30, 2018, other income (expense), net, includes approximately $15 million of income related to a special one-time settlement with a third-party. In the three and six months ended April 30, 2018 and 2017, other income (expense), net, also includes $3 million and $6 million of income in both periods related to the provision of site service costs to, and lease income from Keysight. The costs associated with these services are reported within income from operations.

Income Taxes

For the three and six months ended April 30, 2018, the company's income tax expense was $22 million with an effective tax rate of 9.7 percent and $575 million with an effective tax rate of 125.0 percent, respectively. For the six months ended April 30, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below. The income tax provision for the three and six months ended April 30, 2018 also includes the excess tax benefits from stock based compensation of $(7) million and $(18) million, respectively.

For the three and six months ended April 30, 2017, the company's income tax expense was $27 million with an effective tax rate of 14.1 percent and $52 million with an effective tax rate of 13.5 percent, respectively. The income tax provision for the three and six months ended April 30, 2017 included net discrete tax benefits of $1 million and $3 million, respectively.  The significant component of the net discrete tax benefit for the three months ended April 30, 2017 included $5 million of tax benefit related to return-to-provision adjustments in foreign jurisdictions.The significant component of the net discrete tax benefit for the six months ended April 30, 2017 included a $11 million tax expense related to an employee pension settlement gain and $7 million of tax benefit for the settlement of an audit in Italy, and $5 million tax benefit related to return-to-provision adjustments in foreign jurisdictions.

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. During the three months ended January 31, 2018, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below. As of April 30, 2018, the company has not completed the accounting for all the impacts of the Tax Act. We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the Tax Act in the three months ended January 31, 2018, and they remain unchanged as of April 30, 2018.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid (Tax Pools) on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded a provisional income tax expense of $643 million for its one-time transition U.S. federal tax and a benefit of $163 million for the reversal of related deferred tax liabilities. The resulting $480 million net transition tax, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act. These amounts represent the best estimate of all required calculations based on currently available information and do not include any potential state tax impacts. The one-time Transition Tax is based in part on cash and illiquid asset amounts present on various comparable measurement dates, some of which are as of our future fiscal year end. As a result, the company’s calculation of the Transition Tax will change as the measurement dates occur and as federal and state tax authorities provide further guidance.

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the six months ended April 30, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

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

There were no substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first six months of fiscal year 2018. In the U.S., tax years remain open back to the year 2014 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

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

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; laboratory software for sample tracking, information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$561	$523	$1,179	$1,063	7%	11%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2018 increased 7 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 4 percentage points in both periods when compared to the same periods last year. Geographically, revenue increased 10 percent in the Americas with no currency impact, increased 22 percent in Europe with a 12 percentage point favorable currency impact and was flat in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended April 30, 2018 compared to the same period last year. Revenue increased 9 percent in the Americas with a 1 percentage point favorable currency impact, increased 25 percent in Europe with a 10 percentage point favorable currency impact and increased 5 percent in Asia Pacific with a 2 percentage point favorable currency impact for the six months ended April 30, 2018 compared to the same period last year. During the three months ended April 30, 2018, liquid chromatography mass spectrometry and spectroscopy had solid growth helped by strong product offerings. During the six months ended April 30, 2018, the primary drivers of growth were gas chromatography, liquid chromatography mass spectrometry spectroscopy and gas chromatography mass spectrometry.

For the three months ended April 30, 2018, end market performance was led by growth in chemical and energy markets. Pharmaceutical markets continued to demonstrate solid growth as did life science research. The food market declined primarily due to delays in revenue related to the reorganization of several governmental agencies in China. For the six months ended April 30, 2018, chemical and energy and pharmaceutical markets led the growth fueled by new product offerings in liquid chromatography mass spectrometry and spectroscopy.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months

Gross margin	59.5%	59.9%	60.7%	59.8%	—	1 ppt
Operating margin	21.2%	21.1%	23.6%	22.3%	—	1 ppt

(in millions)
Research and development	$55	$52	$110	$102	6%	8%
Selling, general and administrative	$160	$151	$328	$297	6%	10%

Gross margin for products and services for the three and six months ended April 30, 2018, was flat and increased 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three months ended April 30, 2018 was impacted by unfavorable currency movements offset by efficiencies from higher volume. The increase in gross margin for the six months ended April 30, 2018 was due to increased volume, lower manufacturing material and logistics costs, partially offset by unfavorable impact of currency movements.

Research and development expenses for the three and six months ended April 30, 2018, increased 6 percent and 8 percent, respectively, when compared to the same periods last year. The increase in research and development for the three and six months ended April 30, 2018 was due to higher program funding in product development as well as wage and variable pay increases and unfavorable currency related effects.

Selling, general and administrative expenses for the three and six months ended April 30, 2018, increased 6 percent and 10 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2018 was due to increased marketing and sales force investments as well as wage and variable pay increases and unfavorable currency related effects. The increase in selling, general and administrative expenses for the six months ended April 30, 2018 was due to increased marketing and sales force investments as well as wage and variable pay increases, higher share-based compensation expense and unfavorable currency related effects.

Operating margin for product and services for the three and six months ended April 30, 2018 was flat and increased 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended April 30, 2018 was impacted by unfavorable impact of currency on material purchases and operating expenses. The increase in operating margin for the six months ended April 30, 2018 was due to revenue growth and improved gross margin.

Income from Operations

Income from operations for the three and six months ended April 30, 2018, increased $9 million and $42 million, respectively, on a corresponding revenue increases of $38 million and $116 million, respectively.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics and reagent partnership businesses.

Our diagnostics and genomics business is comprised of five areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Next, our pathology solutions business is focused on product offerings to cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. We also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$219	$201	$404	$365	9%	11%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2018 increased 9 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 5 percentage points in both periods when compared to the same periods last year. Geographically, revenue increased 3 percent in the Americas with no currency impact, increased 26 percent in Europe with a 13 percentage point favorable currency impact and decreased 9 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended April 30, 2018 compared to the same period last year. Revenue increased 9 percent in the Americas with no currency impact, increased 18 percent in Europe with a 10 percentage point favorable currency impact and decreased 2 percent in Asia Pacific with a 2 percentage point favorable currency impact for the six months ended April 30, 2018 compared to the same period last year. During the three months ended April 30, 2018, Europe led revenue growth assisted by continued momentum in our genomics business and growth in sales in our pathology business. The results in Americas were supported by strength in our genomics business. Asia Pacific, our relatively smaller region, declined due to lower shipment volumes in Japan and Korea driven by our pathology business partially offset by strength in genomics in China. During the six months ended April 30, 2018, Americas and Europe saw growth in our genomics and pathology businesses in target enrichment portfolio and OMNIS platforms, respectively. Asia Pacific declined because of weakness in the pathology business and in the genomics market in Japan.

For the three months ended April 30, 2018, our performance was led by revenue growth in our next generation solution portfolio offering within the genomics business, mainly driven by Sure Select NGS target enrichment, our reagent partnership business and pathology business due to strong adoption of Agilent's Dako OMNIS platform and strength in our PD-L1 assays. The end markets in diagnostics and clinical research remain strong with continued growth driven by an aging population and lifestyle. For the six months ended April 30, 2018, our improved performance was due to strength in our target enrichment portfolio in the genomics business and pathology instruments and reagents business, and revenue growth in our reagent partnership business.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months

Gross margin	54.9%	57.6%	54.7%	56.4%	(3) ppts	(2) ppts
Operating margin	20.2%	24.2%	16.3%	19.7%	(4) ppts	(3) ppts

(in millions)
Research and development	$23	$19	$46	$39	19%	19%
Selling, general and administrative	$53	$48	$109	$95	11%	15%

Gross margin for products and services for the three and six months ended April 30, 2018, decreased 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. The decrease in gross margin for the three months ended April 30, 2018 was primarily due to a cancellation payment received from a customer in our nucleic acid business last year that we benefited from. The decrease was also due to increased wages and variable pay and higher inventory charges in our pathology business. The decrease in gross margin for the six months ended April 30, 2018 was mainly driven by the cancellation payment received last year and mentioned above, higher trading expense and inventory charges in pathology and wage increases and variable pay.

Research and development expenses for the three and six months ended April 30, 2018, increased 19 percent in both periods when compared to the same periods last year, however remained flat as a percentage of revenue. The increase in research and development for the three and six months ended April 30, 2018 was due to increase in wages and variable pay, unfavorable currency movements and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses for the three and six months ended April 30, 2018 increased 11 percent and 15 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2018 was due to higher infrastructure expenses, increase in wages and variable pay, and unfavorable currency movements. The increase in selling, general and administrative expenses for the six months ended April 30, 2018 was due to higher infrastructure expenses, increase in wages and variable pay, unfavorable currency movements and spending increase caused by our acquisition of Multiplicom.

Operating margin for product and services for the three and six months ended April 30, 2018 decreased 4 percentage points and 3 percentage points, respectively, when compared to the same period lasts year. The decrease in operating margin for the three months ended April 30, 2018 was due to the cancellation payment received from a customer that we benefited from in our nucleic acid business last year, inventory charges in pathology, higher research and development expenses and wage increases and variable pay partially offset by the gains from higher revenue. The decrease in operating margin for the six months ended April 30, 2018 was due to the addition of the cost structure of the Multiplicom acquisition expenses, the cancellation payment received from a customer in our nucleic acid business last year, inventory charges in pathology, higher research and development expenses and wage increases and variable pay partially offset by the gains from higher revenue.

Income from Operations

Income from operations for the three and six months ended April 30, 2018, decreased $5 million and $6 million, respectively, on a corresponding revenue increases of $18 million and $39 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$426	$378	$834	$741	13%	12%

Agilent CrossLab business revenue for the three and six months ended April 30, 2018 increased 13 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2018 had an overall favorable impact on revenue of 6 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 7 percent in the Americas with no currency impact, increased 18 percent in Europe with a 12 percentage point favorable currency impact and increased 14 percent in Asia Pacific with a 6 percentage point favorable currency impact for the three months ended April 30, 2018 compared to the same period last year. Revenue increased 7 percent in the Americas with a 1 percentage point favorable currency impact, increased 16 percent in Europe with a 11 percentage point favorable currency impact and increased 16 percent in Asia Pacific with a 4 percentage point favorable currency impact for the six months ended April 30, 2018 compared to the same period last year. During the three months ended April 30, 2018, LC columns, compliance services, maintenance services and specialty chemistries had some of the highest revenue growth percentages and revenue growth dollar impact within the Agilent CrossLab business. During the six months ended April 30, 2018, compliance services, specialty chemistries, maintenance services and nearly every other product family in the consumables and services portfolio contributed to the growth.

For the three months ended April 30, 2018, revenue growth for both services and consumables was strongest from a growth percentage perspective in the pharmaceutical and biotechnology market, as well as the life science research market. For the six months ended April 30, 2018, the services business saw its strongest growth in the pharmaceutical market, while the consumables business saw its strongest growth in the life science research, food and pharmaceutical markets.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2018	2017	2018	2017	Months	Months

Gross margin	50.2%	49.7%	50.4%	49.1%	1 ppt	1 ppt
Operating margin	23.1%	21.6%	22.3%	21.0%	2 ppts	1 ppt

(in millions)
Research and development	$14	$12	$28	$24	11%	15%
Selling, general and administrative	$102	$94	$206	$184	8%	12%

Gross margin for products and services for the three and six months ended April 30, 2018, increased 1 percentage point in both periods when compared to the same periods last year. The increase in gross margin for the three months ended April 30, 2018 was primarily driven by faster growth of the higher margin consumables business relative to the lower margin service business, as well as logistics cost savings, but those margin improvements were partially offset by losses on currency hedge contracts. The increase in gross margin for the six months ended April 30, 2018 was primarily driven by faster growth of the higher margin consumables business relative to the lower margin service business, as well as logistics cost savings.

Research and development expenses for the three and six months ended April 30, 2018, increased 11 percent and 15 percent, respectively, when compared to the same periods last year, with a 3 percentage point unfavorable currency impact in both comparison periods. The increase in research and development for the three and six months ended April 30, 2018 was primarily due to increased headcount primarily in software development, iLab development and curriculum development.

Selling, general and administrative expenses for the three and six months ended April 30, 2018, increased 8 percent and 12 percent, respectively, when compared to the same periods last year, with a 4 percentage point unfavorable currency impact in both comparison periods. The increase in selling, general and administrative expenses for the three months ended April 30, 2018 was due to higher wages and selling costs, which were partially offset by lower share-based compensation expense. The increase in selling, general and administrative expenses for the six months ended April 30, 2018 was due to higher wages, sales force investments, share-based compensation expense and administrative costs.

Operating margin for product and services for the three and six months ended April 30, 2018 increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. The increase in operating margin for the three and six months ended April 30, 2018 was primarily driven by faster growth of the higher margin consumables business relative to the lower margin service business.

Income from Operations

Income from operations for the three and six months ended April 30, 2018, increased $16 million and $30 million, respectively, on corresponding revenue increases of $48 million and $93 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2018 consisted of cash and cash equivalents of $3,011 million as compared to $2,678 million as of October 31, 2017.

As of April 30, 2018, approximately $2,980 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. In May 2018, we repatriated $1.5 billion of the cash held outside the U.S. The cash remaining outside the U.S. can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $518 million for the six months ended April 30, 2018 compared to cash inflow of $373 million for the same period in 2017. In the six months ended April 30, 2018, we paid approximately $69 million under our variable and incentive pay programs, as compared to a total of $58 million paid during the same period of 2017. Net cash paid for income taxes was approximately $48 million and $41 million in the six months ended April 30, 2018 and 2017, respectively. For the six months ended April 30, 2018, the net change in tax-related assets and liabilities of $533 million was due to the enactment of the U.S. Tax Cuts and Jobs Act and primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the six months ended April 30, 2018, other assets and liabilities provided cash of $26 million compared to cash used of $76 million for the same period in 2017. Cash provided in the six months ended April 30, 2018 in other assets and liabilities was related to changes in the transaction taxes and deferred revenue. The usage of cash in the six months ended April 30, 2017 in other assets and liabilities was largely the result of income tax payments, transaction taxes, interest payments on senior notes and the employee pension settlement gain of $32 million.

In the six months ended April 30, 2018, accounts receivable used cash of $21 million compared to cash used of $48 million for the same period in 2017.  Days’ sales outstanding increased due primarily to increased sales to 56 days as of April 30, 2018 from 55 days compared to a year ago. Accounts payable used cash of $14 million for the six months ended April 30, 2018 compared to cash provided of $6 million in the same period in 2017. Cash used for inventory was $34 million for the six months ended April 30, 2018 compared to cash used of $29 million for the same period in 2017. Inventory days on-hand decreased to 95 days as of April 30, 2018 compared to 97 days as of the end of the same period last year.

We contributed approximately $11 million and $34 million to our defined benefit plans in the six months ended April 30, 2018 and 2017, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $12 million to our defined benefit plans during the remainder of 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $117 million for the six months ended April 30, 2018 as compared to net cash used in investing activities of $144 million. Investments in property, plant and equipment were $108 million for the six months ended April 30, 2018 compared to $75 million in the same period of 2017. The increase in property, plant and equipment in 2018 was related to the capacity expansion for our nucleic acid solutions facility. We expect that total capital expenditures for the current year will be approximately $200 million. In the six months ended April 30, 2018, we invested $7 million in acquisition of businesses, net of cash acquired, compared to $70 million related to the acquisition of Multiplicom in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2018 was $77 million compared to cash used of $125 million for the same period of 2017.

Treasury stock repurchases

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the six months ended April 30, 2018, we repurchased and retired approximately 1.3 million shares for $93 million under this authorization. During the six months ended April 30, 2017, we repurchased and retired approximately 4.1 million shares for $194 million, under this authorization. As of April 30, 2018, we had remaining authorization to repurchase up to $517 million of our common stock under this program.

Dividends

During the six months ended April 30, 2018, we paid cash dividends of $0.298 per common share or $96 million on the company's common stock. During the six months ended April 30, 2017, we paid cash dividends of $0.264 per common share or $85 million on the company's common stock.

On May 16, 2018, our board of directors declared a quarterly dividend of $0.149 per share of common stock or approximately $48 million which will be paid on July 25, 2018 to all shareholders of record at close of business on July 3, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. During the six months ended April 30, 2018, the company had borrowings of $356 million and repaid $151 million. As of April 30, 2018, the outstanding balance was $315 million under the credit facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2018. In May 2018, the outstanding balance under our existing credit facility was paid in full.

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

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2018 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Other

As of April 30, 2018, our contractual obligations reported under “other purchase commitments” were approximately $47 million, an increase of approximately $7 million in the first six months of fiscal year 2018. There were no other substantial changes from our 2017 Annual Report on Form 10-K to our contractual commitments in the first six months of fiscal 2018. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2018 and October 31, 2017 include $233 million and $131 million, respectively, related to uncertain tax positions of continuing operations. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent of our revenue was generated in U.S. dollars during both the six months ended April 30, 2018 and 2017, respectively. The favorable effects of changes in foreign currency exchange rates, principally as a result of the weakening of the U.S. dollar, has increased revenue by approximately 4 percentage points in the six months ended April 30, 2018. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of the current year period to both the current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2018, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The favorable effects of changes in foreign currency exchange rates has increased revenues by approximately 4 percentage points in the six months ended April 30, 2018. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•	changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. The EU's General Data Protection Regulation (GDPR), which became effective in May 2018, applies to all of our activities related to products and services that we offer to EU customers and workers. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4 percent of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

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

Certain properties we have previously owned or leased are undergoing remediation for subsurface contaminations. Although we are indemnified for any liability relating to the required remediation, we may be subject to liability if these indemnification obligations are not fulfilled. Further, other properties we have previously owned or leased or facilities we have operated in the past, may be contaminated based on our operations. In some cases, we have agreed to indemnify the current owners of certain properties for any liabilities related to such contamination, including companies that we used to be affiliated with such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Varian Medical Systems, Inc. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if such environmental contamination is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed the costs and potential liabilities for environmental matters. Any significant costs or liabilities could have an adverse effect on results of operations.

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

We currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of April 30, 2018, we had $315 million outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2018, we had cash and cash equivalents of approximately $3.0 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
February 1, 2018 through February 28, 2018	218,110	$69.93	218,110	$548
March 1, 2018 through March 31, 2018	249,885	$68.92	249,885	$531
April 1, 2018 through April 30, 2018	206,005	$66.71	206,005	$517
Total	674,000	$68.57	674,000	$517

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of April 30, 2018, all repurchased shares have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees*

10.2	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards*

11.1	See Note 5, “Net Income Per Share”, to our Condensed Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 31, 2018	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 31, 2018	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)