Form 10-Q
period 2018-07-31
AGILENT TECHNOLOGIES INC
filed 2018-08-30
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 24, 2018
COMMON STOCK, $0.01 PAR VALUE	318,769,547

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net revenue:
Products	$907	$838	$2,755	$2,492
Services and other	296	276	865	791
Total net revenue	1,203	1,114	3,620	3,283
Costs and expenses:
Cost of products	379	366	1,164	1,077
Cost of services and other	163	152	478	444
Total costs	542	518	1,642	1,521
Research and development	97	87	281	250
Selling, general and administrative	339	308	1,018	904
Total costs and expenses	978	913	2,941	2,675
Income from operations	225	201	679	608
Interest income	9	6	28	15
Interest expense	(18)	(19)	(57)	(59)
Other income (expense), net	26	5	52	13
Income before taxes	242	193	702	577
Provision for income taxes	6	18	581	70
Net income	$236	$175	$121	$507

Net income per share:
Basic	$0.74	$0.55	$0.38	$1.57
Diluted	$0.73	$0.54	$0.37	$1.56

Weighted average shares used in computing net income per share:
Basic	320	321	322	322
Diluted	324	326	326	325

Cash dividends declared per common share	$0.149	$0.132	$0.447	$0.396

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017

Net income	$236	$175	$121	$507
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $2, $(1), $0 and $0	6	(3)	3	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $0, $2 and $(1)	1	(1)	4	(2)
Foreign currency translation, net of tax expense of $0, $6, $0 and $6	(39)	57	(13)	61
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $4, $8 and $15	8	8	21	34
Change in net prior service benefit, net of tax benefit of $(1), $(1), $(2) and $(3)	(1)	(1)	(4)	(4)
Other comprehensive income (loss)	(25)	60	11	86
Total comprehensive income	$211	$235	$132	$593

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,131	$2,678
Accounts receivable, net	733	724
Inventory	623	575
Other current assets	180	192
Total current assets	3,667	4,169
Property, plant and equipment, net	801	757
Goodwill	2,933	2,607
Other intangible assets, net	515	361
Long-term investments	70	138
Other assets	363	394
Total assets	$8,349	$8,426
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$273	$305
Employee compensation and benefits	251	276
Deferred revenue	328	291
Short-term debt	—	210
Other accrued liabilities	162	181
Total current liabilities	1,014	1,263
Long-term debt	1,799	1,801
Retirement and post-retirement benefits	218	234
Other long-term liabilities	750	293
Total liabilities	3,781	3,591
Commitments and contingencies (Note 11)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 319 million shares at July 31, 2018 and 322 million shares at October 31, 2017 issued	3	3
Additional paid-in-capital	5,312	5,300
Accumulated deficit	(416)	(126)
Accumulated other comprehensive loss	(335)	(346)
Total stockholders' equity	4,564	4,831
Non-controlling interest	4	4
Total equity	4,568	4,835
Total liabilities and equity	$8,349	$8,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017

Net income	$121	$507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	154	160
Share-based compensation	56	48
Deferred taxes	(21)	83
Excess and obsolete inventory related charges	22	19
Gain on step acquisition	(20)	—
Other non-cash expense, net	7	5
Changes in assets and liabilities:
Accounts receivable	(9)	(29)
Inventory	(66)	(46)
Accounts payable	(9)	11
Employee compensation and benefits	(24)	(11)
Change in assets and liabilities due to Tax Act	533	—
Other assets and liabilities	(29)	(146)
Net cash provided by operating activities	715	601

Cash flows from investing activities:
Investments in property, plant and equipment	(141)	(118)
Payment to acquire cost method investments	(11)	—
Payment in exchange for convertible note	(2)	(1)
Change in restricted cash and cash equivalents, net	1	—
Proceeds from divestitures	—	1
Acquisitions of businesses and intangible assets, net of cash acquired	(437)	(127)
Net cash used in investing activities	(590)	(245)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	53	58
Payment of taxes related to net share settlement of equity awards	(29)	(13)
Payment of dividends	(144)	(127)
Proceeds from revolving credit facility	483	343
Repayment of debt and revolving credit facility	(693)	(163)
Treasury stock repurchases	(336)	(194)
Net cash used in financing activities	(666)	(96)

Effect of exchange rate movements	(6)	14

Net increase (decrease) in cash and cash equivalents	(547)	274

Cash and cash equivalents at beginning of period	2,678	2,289
Cash and cash equivalents at end of period	$2,131	$2,563

Supplemental cash flow information:
Income tax paid, net	$86	$56
Interest payments	$68	$69
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(24)	$17

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2018 and 2017 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2017 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2018 and October 31, 2017, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2018 and 2017, condensed consolidated statement of operations for the three and nine months ended July 31, 2018 and 2017, and condensed consolidated statement of cash flows for the nine months ended July 31, 2018 and 2017.

Revision of Services and Other, Product Net Revenue and related Cost of Sales.  In 2018, we identified a stream of service revenues that had been presented as product revenue in the prior year.  We have revised prior year's presentation to show the revenue within services and other to conform with the current presentation in fiscal 2018.   The cost of sales associated with these newly identified service revenues has also been revised to align with the new presentation. For the three and nine months ended July 31, 2017 service and other revenue increased $4 million and $10 million, respectively, and service and other cost of sales increased $2 million and $6 million, respectively, with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our condensed consolidated statement of operations.

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

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We account for these investments under either the equity or cost method, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure. During the three months ended July 31, 2018, we exercised our option and acquired all of the remaining shares of Lasergen, Inc. that we did not already own for an additional cash consideration of approximately $107 million. The fair value remeasurement of our previous investment immediately before the acquisition resulted in a net gain of $20 million and was recorded in other income.  Lasergen was previously considered a VIE. As of July 31, 2018, we have no VIE's.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy is lower than the carrying value by approximately $11 million as of July 31, 2018 and exceeds the carrying value by approximately $58 million as of October 31, 2017. The change in the fair value over carrying value in the nine months ended July 31, 2018 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 8, "Fair Value Measurements" for additional information on the fair value of financial instruments.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 except for the following:

In May 2014, the Financial Accounting Standards Board ("FASB") issued new revenue recognition guidance, Accounting Standard Codification Topic 606, Revenue from contract with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The objective of the new revenue standard is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance is effective for us at the beginning of our fiscal year 2019. We expect to adopt this standard on November 1, 2018 through the application of the modified retrospective method reflecting the cumulative effect of initially applying the new guidance to revenue recognition in the first quarter of fiscal 2019. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. We expect that in some cases the revenue recognition timing under the new guidance will change from current practice.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. In July 2018, the FASB clarified two requirements in the new leases standard. The FASB decided to provide another transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the FASB decided to provide lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. The new guidance is effective for us beginning November 1, 2019, and for interim periods within that year. Early adoption is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

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

In February 2018, the FASB issued technical corrections and improvements to amendments published in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The provisions under these corrections and improvements are effective for us beginning November 1, 2018, and for interim periods within that year. Early adoption is not permitted. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In March 2018, the FASB issued amendments to SEC Staff Accounting Bulletin (“SAB”) No. 118. These amendments modified certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Act and generally serves to codify the SEC’s guidance released in SAB No. 118. These amendments are effective for us beginning November 1, 2018, and interim periods with that year. We are currently finalizing the impact the adoption of this guidance will have on our consolidated financial statements and disclosures.

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

Participants in the LTPP are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made in 2016 were based on Operating Margin (“OM”) and the performance grants made in 2017 and 2018 were based on Earnings Per Share ("EPS"). The performance targets for the LTPP-EPS grants for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Cost of products and services	$3	$3	$13	$12
Research and development	1	1	5	4
Selling, general and administrative	9	8	38	32
Total share-based compensation expense	$13	$12	$56	$48

At July 31, 2018 and October 31, 2017, there was no share-based compensation capitalized within inventory.

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

The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the closing market price at purchase date and uses the purchase date to establish the fair market value.

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

4.     INCOME TAXES

For the three and nine months ended July 31, 2018, the company's income tax expense was $6 million with an effective tax rate of 2.5 percent and $581 million with an effective tax rate of 82.8 percent, respectively. For the nine months ended July 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below. The U.S. statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $23 million for the three and nine months ended July 31, 2018. The income tax provision for the nine months ended July 31, 2018 also includes the excess tax benefits from stock based compensation of $17 million.

For the three and nine months ended July 31, 2017, the company's income tax expense was $18 million with an effective tax rate of 9.3 percent and $70 million with an effective tax rate of 12.1 percent, respectively. The income tax provision for the three and nine months ended July 31, 2017 included net discrete tax benefits of $60 million and $63 million, respectively.  The significant component of the net discrete tax benefit for the three and nine months ended July 31, 2017 included a $51 million tax benefit due to the settlement of an audit in Germany for fiscal years 2005 to 2008. The U.S. statute of limitation for audit of tax returns for the fiscal years 2012 and 2013 expired in July 2017. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $40 million for the three and nine months ended July 31, 2017. This discrete tax benefit was offset by a deferred tax liability for related unremitted foreign earnings that were not considered indefinitely invested outside the U.S.

2017 U.S. Tax Reform - Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was enacted into law. The Tax Act enacted significant changes affecting our fiscal year 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that had not been previously taxed in the U.S.

The Tax Act also establishes new tax provisions affecting our fiscal year 2019, including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income ("FDII"); (6) repealing domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation.

The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Due to our fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of 23 percent for our fiscal year ending October 31, 2018 and 21 percent for subsequent fiscal years.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. During the three months ended January 31, 2018, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below. As of July 31, 2018, the company has not completed the accounting for all the impacts of the Tax Act. We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the Tax Act in the three months ended January 31, 2018, and they remain unchanged as of July 31, 2018.

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

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the nine months ended July 31, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

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

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. The U.S. statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018. In other major jurisdictions

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

where the company conducts business, the tax years generally remain open back to the year 2001. There were no other substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first nine months of fiscal year 2018.

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

5. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Numerator:
Net income	$236	$175	$121	$507
Denominator:
Basic weighted-average shares	320	321	322	322
Potential common shares— stock options and other employee stock plans	4	5	4	3
Diluted weighted-average shares	324	326	326	325

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

For the three and nine months ended July 31, 2018, and 2017, the impact of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share was not material.

6. INVENTORY

	July 31, 2018	October 31, 2017
	(in millions)
Finished goods	$381	$363
Purchased parts and fabricated assemblies	242	212
Inventory	$623	$575

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2018:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2017	$773	$1,330	$504	$2,607
Foreign currency translation impact	(2)	—	(1)	(3)
Goodwill arising from acquisitions	30	281	18	329
Goodwill as of July 31, 2018	$801	$1,611	$521	$2,933

In May 2018, we re-organized our operating segments and moved our microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. As a result, we reassigned approximately $45 million of goodwill from our life sciences and applied markets segment to our diagnostics and genomics segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2017, have been recast to conform to this new presentation.

The components of other intangible assets as of July 31, 2018 and October 31, 2017 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2017
Purchased technology	$855	$646	$209
Trademark/Tradename	149	73	76
Customer relationships	151	112	39
Third-party technology and licenses	27	14	13
Total amortizable intangible assets	1,182	845	337
In-Process R&D	24	—	24
Total	$1,206	$845	$361
As of July 31, 2018
Purchased technology	$976	$691	$285
Trademark/Tradename	151	85	66
Customer relationships	172	129	43
Third-party technology and licenses	28	18	10
Total amortizable intangible assets	1,327	923	404
In-Process R&D	111	—	111
Total	$1,438	$923	$515

On May 7, 2018, we acquired all of the remaining shares of Lasergen, Inc. (Lasergen), an emerging biotechnology company focused on research and development of innovative technologies for DNA sequencing, for an additional cash consideration of approximately $107 million. The fair value remeasurement of our previous investment immediately before the acquisition resulted in a net gain of $20 million and was recorded in other income. The financial results of Lasergen have been included within our financial results from the date of the close. The valuation of the tangible and intangible assets of this acquisition is preliminary and will be finalized in the fourth quarter.

On May 14, 2018, we acquired 100 percent of the stock of Genohm SA (“Genohm”), an international lab informatics company, for approximately $41 million in cash.  Genohm provides lab informatics services specific to compliance, traceability, and big lab data management. The financial results of Genohm have been included within our financial results from the date of the close.

On May 31, 2018 we acquired 100 percent of the stock of Advanced Analytical Technologies, Inc. ("AATI") for approximately $269 million in cash. AATI develops, manufactures and markets capillary electrophoresis-based solutions for

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

automated nucleic acid analysis. The financial results of AATI have been included within our financial results from the date of the close.

On July 16, 2018, we acquired substantially all of the assets and liabilities of Ultra Scientific Incorporated (“Ultra”), a global manufacturer and supplier of analytical standards and certified reference materials, for $32 million in cash. In addition, there is a contingent payment of $3 million which is dependent on future service and would not be included as part of the purchase price, but rather post-acquisition compensation expense. The financial results of the business related to the acquired assets and liabilities has been included within our financial results from the date of the close. Due to the timing of the close, the valuation of the tangible and intangible assets of this acquisition is preliminary and will be finalized in the fourth quarter.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

During the nine months ended July 31, 2018, we recorded additions to goodwill of $329 million and additions to other intangible assets of $233 million related to five acquisitions. There was no foreign exchange translation impact on other intangible assets, net during the nine months ended July 31, 2018. We also acquired approximately $1 million of third party technologies and licenses during the nine months ended July 31, 2018. During the nine months ended July 31, 2018, we also transferred $7 million from in-process R&D to purchased technology on completion of an R&D project related to an acquisition.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and nine months ended July 31, 2018 and 2017, respectively.

Amortization expense of intangible assets was $28 million and $80 million for the three and nine months ended July 31, 2018, respectively. Amortization expense of intangible assets was $28 million and $92 million for the three and nine months ended July 31, 2017, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2018 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2018	$29
2019	$94
2020	$79
2021	$66
2022	$53
2023	$39
Thereafter	$44

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Level 3- applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2018 were as follows:

		Fair Value Measurement at July 31, 2018 Using
	July 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,216	$1,216	$—	$—
Derivative instruments (foreign exchange contracts)	11	—	11	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,259	$1,248	$11	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$34	$—	$34	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 were as follows:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,659	$1,659	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,695	$1,691	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$38	$—	$38	$—

Our money market funds and trading securities investments are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2018 and 2017.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2018 and 2017, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

9. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short-term investments. As of July 31, 2018, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at July 31, 2018 was $8 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. For the three and nine months ended July 31, 2018 and 2017 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

be amortized related to the treasury lock agreements at July 31, 2018 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2018 was $8 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2018, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2018.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 124 foreign exchange forward contracts open as of July 31, 2018 and designated as cash flow hedges. There were 173 foreign exchange forward contracts open as of July 31, 2018 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2018 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(57)	$120
British Pound	(55)	5
Canadian Dollar	(41)	14
Australian Dollar	6	14
Malaysian Ringgit	—	(3)
Japanese Yen	(93)	40
Danish Krone	—	16
Korean Won	(40)	(21)
Singapore Dollar	17	(4)
Swiss Franc	—	(6)
Chinese Yuan Renminbi	(50)	15
Polish Zloty	—	(4)
Swedish Krona	—	(9)
Other	—	(14)
Totals	$(313)	$163

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2018 and October 31, 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2018	October 31, 2017	Balance Sheet Location	July 31, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$10	$2	Other accrued liabilities	$1	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$1	$2	Other accrued liabilities	$1	$4
Total derivatives	$11	$4		$2	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$8	$(4)	$3	$(3)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(1)	$1	$(6)	$3
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(2)	$10	$(2)	$7

At July 31, 2018, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $11 million.

10. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2018 and 2017, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$5	$—	$—
Interest cost on benefit obligation	4	4	3	3	1	1
Expected return on plan assets	(7)	(7)	(11)	(10)	(2)	(1)
Amortization:
Actuarial losses	1	—	7	9	2	3
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(2)	$(3)	$5	$7	$(1)	$1
Settlements gains	$—	$—	$—	$—	$—	$—

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Service cost—benefits earned during the period	$—	$—	$16	$13	$—	$—
Interest cost on benefit obligation	12	12	9	9	3	4
Expected return on plan assets	(21)	(19)	(34)	(30)	(6)	(5)
Amortization:
Actuarial losses	1	2	22	27	6	8
Prior service credits	—	(1)	—	—	(6)	(6)
Total net plan costs	$(8)	$(6)	$13	$19	$(3)	$1
Settlements gains	$—	$—	$(5)	$(32)	$—	$—

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2018. We contributed $5 million and $16 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2018, respectively.

We contributed zero and $25 million to our U.S. defined benefit plans during the three and nine months ended July 31, 2017. We contributed $6 million and $15 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2017, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2018 and we expect to contribute $8 million to our non-U.S. defined benefit plans during the remainder of 2018.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2018	2017
	(in millions)
Beginning balance as of November 1,	$34	$35
Accruals for warranties including change in estimate	38	38
Settlements made during the period	(39)	(41)
Ending balance as of July 31,	$33	$32

Accruals for warranties due within one year	$33	$31
Accruals for warranties due after one year	—	1
Ending balance as of July 31,	$33	$32

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

12. SHORT-TERM DEBT

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of July 31, 2018, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three and nine months ended July 31, 2018.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The remaining $100 million in senior notes matured on November 1, 2017 and were paid in full.

13. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2018			October 31, 2017
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	500	8	508	499	11	510
2022 Senior Notes	398	—	398	398	—	398
2023 Senior Notes	596	—	596	596	—	596
2026 Senior Notes	297	—	297	297	—	297
Total	$1,791	$8	$1,799	$1,790	$11	$1,801

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2018 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2018 and October 31, 2017 are detailed above.

14. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and nine months ended July 31, 2018, we repurchased and retired approximately 3.8 million shares for $243 million and 5.1 million shares for $336 million, respectively, under this authorization. During the three and nine months ended July 31, 2017, we repurchased and retired zero shares and 4.1 million shares for $194 million, respectively, under this authorization. As of July 31, 2018, we had remaining authorization to repurchase up to $274 million of our common stock under this program.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2018, we paid cash dividends of $0.149 per common share or $48 million and $0.447 per common share or $144 million on the company's common stock, respectively. During the three and nine months ended July 31, 2017, we paid cash dividends of $0.132 per common share or $42 million and $0.396 per common share or $127 million on the company's common stock, respectively. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2018	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2018	$(130)	$137	$(315)	$(2)	$(310)

Other comprehensive income (loss) before reclassifications	(39)	—	1	8	(30)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	10	1	9

Tax (expense) benefit	—	1	(3)	(2)	(4)

Other comprehensive income (loss)	(39)	(1)	8	7	(25)

As of July 31, 2018	$(169)	$136	$(307)	$5	$(335)

Nine Months Ended July 31, 2018

As of October 31, 2017	$(156)	$140	$(328)	$(2)	$(346)

Other comprehensive income (loss) before reclassifications	(13)	—	—	3	(10)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(6)	29	6	29

Tax (expense) benefit	—	2	(8)	(2)	(8)

Other comprehensive income (loss)	(13)	(4)	21	7	11

As of July 31, 2018	$(169)	$136	$(307)	$5	$(335)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2018 and 2017 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017

Unrealized gain (loss) on derivatives	$(1)	$1	$(6)	$3	Cost of products
	(1)	1	(6)	3	Total before income tax
	—	—	2	(1)	(Provision) benefit for income tax
	(1)	1	(4)	2	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(12)	(29)	(46)
Prior service benefit	2	2	6	7
	(8)	(10)	(23)	(39)	Total before income tax
	2	3	6	12	Benefit for income tax
	(6)	(7)	(17)	(27)	Total net of income tax

Total reclassifications for the period	$(7)	$(6)	$(21)	$(25)

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
In May 2018, we re-organized our operating segments and moved our microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent Crosslab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples.  Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques utilized in clinical and life science research applications.

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, software as a service, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding restructuring and asset impairment charges, transformational initiatives, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$540	$510	$1,673	$1,531
Diagnostics and Genomics	237	218	687	625
Agilent CrossLab	426	386	1,260	1,127
Total net revenue	$1,203	$1,114	$3,620	$3,283

Segment Income From Operations:
Life Sciences and Applied Markets	$123	$109	$392	$337
Diagnostics and Genomics	44	37	119	117
Agilent CrossLab	102	90	288	246
Total segment income from operations	$269	$236	$799	$700

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in millions)
Total reportable segments’ income from operations	$269	$236	$799	$700
Transformational initiatives	(5)	(3)	(14)	(5)
Amortization of intangible assets related to business combinations	(26)	(27)	(76)	(89)
Acquisition and integration costs	(7)	(4)	(14)	(25)
Business exit and divestiture costs	(1)	—	(9)	—
Pension settlement gain	—	—	5	32
NASD site costs	(2)	—	(6)	—
Special compliance costs	(1)	—	(3)	—
Other	(2)	(1)	(3)	(5)
Interest income	9	6	28	15
Interest expense	(18)	(19)	(57)	(59)
Other income (expense), net	26	5	52	13
Income before taxes, as reported	$242	$193	$702	$577

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	July 31, 2018	October 31, 2017
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$1,725	$1,681
Diagnostics and Genomics	2,677	2,191
Agilent CrossLab	1,191	1,138
Total segment assets	$5,593	$5,010

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. SUBSEQUENT EVENTS

Acquisitions. On August 1, 2018, we acquired 100 percent of the stock of privately-held ProZyme, Inc. ("ProZyme"), a leading provider of glycan analysis reagents, kits and standards, for cash. The financial results of ProZyme will be included within our financial results from the date of the close.

On August 17, 2018, we acquired certain assets from Young In Scientific Co. Ltd., a leading distributor of analytical and scientific instruments in South Korea, for cash.  The financial results of the business related to the acquired assets will be included within our financial results from the date of the close.

In total, the cash payment for both these acquisitions was approximately $80 million. Due to the timing of the completion of the acquisitions, our valuations for the tangible and intangible assets are not yet complete.

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

On May 7, 2018, we acquired all of the remaining shares of Lasergen, Inc. (Lasergen), an emerging biotechnology company focused on research and development of innovative technologies for DNA sequencing, for an additional cash consideration of approximately $107 million. The financial results of Lasergen have been included within our financial results from the date of the close.

On May 14, 2018, we acquired 100 percent of the stock of Genohm SA (“Genohm”), an international lab informatics company, for approximately $41 million in cash.  Genohm provides lab informatics services specific to compliance, traceability, and big lab data management. The financial results of Genohm have been included within our financial results from the date of the close.

On May 31, 2018 we acquired 100 percent of the stock of Advanced Analytical Technologies, Inc ("AATI") for approximately $269 million in cash. AATI develops, manufactures and markets capillary electrophoresis-based solutions for automated nucleic acid analysis. The financial results of AATI have been included within our financial results from the date of the close.

On July 16, 2018, we acquired substantially all of the assets and liabilities of Ultra Scientific Incorporated (“Ultra”), a global manufacturer and supplier of analytical standards and certified reference materials, for $32 million in cash. The financial results of the business related to the acquired assets and liabilities has been included within our financial results from the date of the close.

On August 1, 2018, we acquired 100 percent of the stock of privately-held ProZyme, Inc. ("ProZyme"), a leading provider of glycan analysis reagents, kits and standards, for cash. The financial results of ProZyme will be included within our financial results from the date of the close. On August 17, 2018, we acquired certain assets from Young In Scientific Co. Ltd., a leading distributor of analytical and scientific instruments in South Korea, for cash.  The financial results of the business related to the acquired assets will be included within our financial results from the date of the close. In total, the cash payment for both these acquisitions was approximately $80 million.

Net revenue of $1,203 million and $3,620 million for the three and nine months ended July 31, 2018 increased 8 percent and 10 percent when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had a favorable impact on revenue of approximately 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2018, increased 6 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2018, increased 9 percent and 10 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2018, increased 10 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year.

Net income for the three months ended July 31, 2018 was $236 million compared to net income of $175 million for the corresponding period last year. Net income for the nine months ended July 31, 2018 was $121 million compared to net income of $507 million for the corresponding period last year. The net income for the nine months ended July 31, 2018 was impacted by a discrete tax charge of $533 million related to the enactment of the Tax Act passed on December 22, 2017. See Note 4, "Income Taxes" for more details. In the nine months ended July 31, 2018, cash generated from operations was $715 million compared to $601 million in the same period last year.

For the nine months ended July 31, 2018 and 2017, cash dividends of $144 million and $127 million, respectively, were paid on the company's outstanding common stock.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the three and nine months ended July 31, 2018, we repurchased and retired approximately 3.8 million shares for $243 million and 5.1 million shares for $336 million, respectively, under this authorization. During the three and nine months ended July 31, 2017, we repurchased and retired zero shares and 4.1 million shares for $194 million, respectively, under this authorization. As of July 31, 2018, we had remaining authorization to repurchase up to $274 million of our common stock under this program.

Looking forward, we continue to focus on differentiating product solutions, improving our customers' experience and growing our operating margin. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect increases in duties due to the U.S. tariff that was effective in July 2018 to negatively impact our results but we have taken actions that substantially offset the impact of these increases.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At July 31, 2018, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly changes the existing U.S. tax law and includes numerous provisions that affect our business. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that should not extend beyond one year from the Tax Act enactment date. We have recognized the provisional tax charge of $480 million due to transition tax liability and $53 million due to the impact of reduction in U.S. tax rates in the period when the tax law was enacted as a component of provision for income taxes from continuing operations. See Note 4, "Income Taxes" for more details. The company will continue to assess the impact of the enacted tax law, expected further guidance from federal and state tax authorities as well as any further guidance for the associated income tax accounting on its business and consolidated financial statements. The company will also continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities. We expect to fully complete our provisional calculation within the reasonable measurement period allowed by SEC staff guidance.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The favorable effects of changes in foreign currency exchange rates has increased revenue by approximately 3 percentage points in the nine months ended July 31, 2018. When movements in foreign currency exchange rates have a positive impact on revenue it will also have a negative impact on our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)
Net revenue:
Products	$907	$838	$2,755	$2,492	8%	11%
Services and other	296	276	865	791	7%	9%
Total net revenue	$1,203	$1,114	$3,620	$3,283	8%	10%

Net revenue of $1,203 million for the three months ended July 31, 2018 increased 8 percent when compared to the same period last year. Net revenue of $3,620 million for the nine months ended July 31, 2018 increased 10 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2018 had a favorable impact on revenue of approximately 2 percentage points and 3 percentage points, respectively, when compared to the same period last year.

Services and other revenue increased 7 percent and 9 percent for the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and services in the diagnostics and genomics business including consulting services related to the companion diagnostics and nucleic acid businesses. Some of the prominent services include repair and maintenance on multi-vendor instruments, compliance services and installation services.

For the three months ended July 31, 2018, Agilent CrossLab business service revenue increased 7 percent, with a 1 percentage point favorable currency impact when compared to the same period last year.  Agilent CrossLab business service revenue increased 10 percent, with a 4 percentage point favorable currency impact, for the nine months ended July 31, 2018 when compared to the same period last year.  Preventive maintenance and compliance services led the growth in nearly all end markets for the three months ended July 31, 2018. Preventive maintenance, compliance services and multi-vendor services led the growth in nearly all end markets for the nine months ended July 31, 2018. For the three and nine months ended July 31, 2018, the diagnostics and genomics services increase was driven by higher services revenue in our genomics, due to higher instrument base, and our companion diagnostics business compared to last year.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$540	$510	$1,673	$1,531	6%	9%
Diagnostics and genomics	237	218	687	625	9%	10%
Agilent Crosslab	426	386	1,260	1,127	10%	12%
Total net revenue	$1,203	$1,114	$3,620	$3,283	8%	10%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2018, increased 6 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2018, our performance within the life sciences market showed continued solid revenue growth from our pharmaceutical market and strong revenue growth in our life science research market. Within the applied markets, there was strong revenue growth in the chemical and energy markets and modest growth in the environmental and forensics market in the three and nine months ended July 31, 2018, when compared to the same period last year. Revenue growth was partially offset by the decline in the food market in the three months ended July 31, 2018; however, revenue growth related to the food market was flat in the nine months ended July 31, 2018.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2018, increased 9 percent and 10 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. For the three months ended July 31, 2018, revenue growth was strong in our pharmaceutical markets and diagnostics and clinical markets led by our reagent partnership and genomics businesses partially offset by decreases in revenue from our nucleic acid solutions business when compared to the same period last year. For the nine months ended July 31, 2018, revenue growth was strong in our pharmaceutical market and diagnostics and clinical markets led by our reagent partnership and genomics businesses with our target enrichment portfolio.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2018, increased 10 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2018, revenue grew across nearly all key end markets led by strong growth in the pharmaceutical market, chemical and energy markets and life science research market for both our services and our consumables businesses. Revenue growth in our consumables business was higher than the growth of our services business.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
Total gross margin	55.0%	53.5%	54.6%	53.7%	2 ppts.	1 ppt
Operating margin	18.7%	18.0%	18.8%	18.5%	1 ppt	—

(in millions)
Research and development	$97	$87	$281	$250	11%	12%
Selling, general and administrative	$339	$308	$1,018	$904	10%	13%

Total gross margin for the three and nine months ended July 31, 2018 increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margins for the three months ended July 31, 2018 reflects higher sales volume, and favorable business mix offset by increased wages and variable pay and unfavorable currency movements. The increase in gross margins for the nine months ended July 31, 2018 reflects higher sales volume, favorable business mix, lower manufacturing material costs and lower amortization expense of intangible assets partially offset by increased wages and variable pay and unfavorable currency movements.

Total operating margin for the three and nine months ended July 31, 2018 increased 1 percentage point and was flat, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2018 was impacted by higher gross margins, lower acquisition and integration costs and lower amortization expense offset by increased wages and variable pay, higher transformational initiative costs, additional expenses related to our recent acquisitions and unfavorable currency movements.

Research and development expenses in the three and nine months ended July 31, 2018 increased 11 percent and 12 percent, respectively, when compared to the same periods last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and variable pay, unfavorable currency movements and additional expenses related to acquired businesses when compared to spending in the same period last year. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities in order to align our business with available markets and position ourselves to capture market share.

Selling, general and administrative expenses increased 10 percent and 13 percent in the three and nine months ended July 31, 2018, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2018 was due to higher wages and variable pay, higher commissions, higher acquisition and integration costs and unfavorable currency movements.The increase in selling, general and administrative expenses for the nine months ended July 31, 2018 was due to higher wages and variable pay, higher commissions, increased corporate costs, higher share-based compensation expense, higher transformational initiative costs and unfavorable currency movements.

At July 31, 2018, our headcount was approximately 14,500 as compared to approximately 13,300 at July 31, 2017.

Other income (expense), net

In the three and nine months ended July 31, 2018 and 2017, other income (expense), net, includes the net gain of $20 million related to the step-up of our initial investment in Lasergen. Other income (expense), net in the three and nine months ended July 31, 2018 and 2017 also includes $3 million and $9 million, respectively, of income in both periods related to the provision of site service costs to, and lease income from Keysight. The costs associated with these services are reported within income from operations. In the nine months ended July 31, 2018, other income (expense), net, also includes approximately $15 million of income related to a special one-time settlement with a third-party.

Income Taxes

For the three and nine months ended July 31, 2018, the company's income tax expense was $6 million with an effective tax rate of 2.5 percent and $581 million with an effective tax rate of 82.8 percent, respectively. For the nine months ended July 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $533 million related to the enactment of the Tax Act as discussed below. The U.S. statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $23 million for the three and nine months ended July 31, 2018. The income tax provision for the nine months ended July 31, 2018 also includes the excess tax benefits from stock based compensation of $17 million.

For the three and nine months ended July 31, 2017, the company's income tax expense was $18 million with an effective tax rate of 9.3 percent and $70 million with an effective tax rate of 12.1 percent, respectively. The income tax provision for the three and nine months ended July 31, 2017 included net discrete tax benefits of $60 million and $63 million, respectively.  The significant component of the net discrete tax benefit for the three and nine months ended July 31, 2017 included a $51 million tax benefit due to the settlement of an audit in Germany for fiscal years 2005 to 2008. The U.S. statute of limitation for audit of tax returns for the fiscal years 2012 and 2013 expired in July 2017. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $40 million for the three and nine months ended July 31, 2017. This discrete tax benefit was offset by a deferred tax liability for related unremitted foreign earnings that were not considered indefinitely invested outside the U.S.

2017 U.S. Tax Reform - Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was enacted into law. The Tax Act enacted significant changes affecting our fiscal year 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that had not been previously taxed in the U.S.

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

The Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Due to our fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of 23 percent for our fiscal year ending October 31, 2018 and 21 percent for subsequent fiscal years.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allows companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. During the three months ended January 31, 2018, the company recognized a provisional amount of $533 million which includes (1) an estimated provision of $480 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an estimated provision of $53 million associated with the impact of decreased U.S. corporate tax rate as described below. As of July 31, 2018, the company has not completed the accounting for all the impacts of the Tax Act. We were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the Tax Act in the three months ended January 31, 2018, and they remain unchanged as of July 31, 2018.

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

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The provisional amount recorded in the nine months ended July 31, 2018 for the remeasurement due to tax rate change is $53 million. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. These estimates may be affected by activities in the remaining quarters and other analysis related to the Tax Act, including, but not limited to, the impact of state conformity to the tax law change.

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

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. The U.S. statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. There were no other substantial changes from our 2017 Annual Report on Form 10-K to the status of the open tax years in the first nine months of fiscal year 2018.

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

Segment Overview

In May 2018, we re-organized our operating segments and moved the microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent Crosslab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$540	$510	$1,673	$1,531	6%	9%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2018 increased 6 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 11 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 3 percentage point favorable currency impact and increased 7 percent in Asia Pacific with a 1 percentage point favorable currency impact for the three months ended July 31, 2018 compared to the same period last year. Revenue increased 10 percent in the Americas with a 1 percentage point favorable currency impact, increased 16 percent in Europe with a 8 percentage point favorable currency impact and increased 6 percent in Asia Pacific with a 2 percentage point favorable currency impact for the nine months ended July 31, 2018 compared to the same period last year. During the three months ended July 31, 2018, spectroscopy, liquid chromatography mass spectrometry, and cell analysis had solid growth helped by strong product offerings. During the nine months ended July 31, 2018, the primary drivers of growth were liquid chromatography mass spectrometry, spectroscopy, gas chromatography and gas chromatography mass spectrometry.

For the three months ended July 31, 2018, end market performance was led by growth in chemical and energy markets. Pharmaceutical markets continued to demonstrate solid growth as did life science research. The food market declined primarily due to delays in revenue related to the reorganization of several governmental agencies in China. For the nine months ended July 31, 2018, chemical and energy and pharmaceutical markets led the growth fueled by new product offerings in liquid chromatography mass spectrometry and spectroscopy.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months

Gross margin	61.3%	59.9%	61.1%	59.9%	1 ppt	1 ppt
Operating margin	22.9%	21.4%	23.5%	22.0%	2 ppts	2 ppts

(in millions)
Research and development	$54	$50	$161	$149	8%	8%
Selling, general and administrative	$154	$147	$468	$432	5%	8%

Gross margin for products and services for the three and nine months ended July 31, 2018, increased 1 percentage point in both periods when compared to the same periods last year. The increase in gross margin for the three months ended July 31, 2018 was due to efficiencies from higher volume and lower warranty costs offset slightly by unfavorable currency impact. The increase in gross margin for the nine months ended July 31, 2018 was due to increased volume and lower manufacturing material costs offset slightly by unfavorable currency impact.

Research and development expenses for the three and nine months ended July 31, 2018, increased 8 percent in both periods when compared to the same periods last year. The increase in research and development for the three and nine months ended July 31, 2018 was due to higher program funding in product development as well as wage and variable pay increases and unfavorable currency related effects.

Selling, general and administrative expenses for the three and nine months ended July 31, 2018, increased 5 percent and 8 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2018 was due to increased marketing and sales force investments as well as wage and variable pay increases and unfavorable currency related effects. The increase in selling, general and administrative expenses for the nine months ended July 31, 2018 was due to increased marketing and sales force investments as well as wage and variable pay increases, higher share-based compensation expense and unfavorable currency related effects.

Operating margin for product and services for the three and nine months ended July 31, 2018 increased 2 percentage points in both periods when compared to the same periods last year. The increase in operating margin for the three and nine months ended July 31, 2018 was a product of revenue growth and improved gross margin offset slightly by unfavorable currency impact.

Income from Operations

Income from operations for the three and nine months ended July 31, 2018, increased $14 million and $55 million, respectively, on corresponding revenue increases of $30 million and $142 million, respectively.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry (“IHC”), in situ hybridization (“ISH”), hematoxylin and eosin (“H&E”) staining and special staining. Fourth. we also collaborate with a number of major pharmaceutical companies to develop new potential pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples.  Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques utilized in clinical and life science research applications.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$237	$218	$687	$625	9%	10%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2018 increased 9 percent and 10 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 9 percent in the Americas with no currency impact, increased 6 percent in Europe with a 4 percentage point favorable currency impact and increased 14 percent in Asia Pacific with a 1 percentage point favorable currency impact for the three months ended July 31, 2018 compared to the same period last year. Revenue increased 9 percent in the Americas with no currency impact, increased 14 percent in Europe with a 8 percentage point favorable currency impact and increased 3 percent in Asia Pacific with a 2 percentage point favorable currency impact for the nine months ended July 31, 2018 compared to the same period last year. During the three months ended July 31, 2018, regionally, Asia Pacific, particularly China and Americas, led revenue growth in our genomics business with the Sure Select NGS target enrichment portfolio and strength in Japan from our reagent partnership business. Europe was flat due to lower shipment volumes in the genomics business. During the nine months ended July 31, 2018, Americas and Europe saw growth in our genomics and pathology businesses in target enrichment portfolio and OMNIS platform, respectively. Asia Pacific grew slower due to lower volumes in the pathology business in both China and Japan.

For the three months ended July 31, 2018, our performance was led by revenue growth in our next generation solution portfolio offering within the genomics business, mainly driven by Sure Select NGS target enrichment. We continued to see momentum in our reagent partnership business and strong demand from our bioanalyzer consumables portfolio. The end markets in diagnostics and clinical research remain strong with continued growth driven by an aging population and lifestyle. For the nine months ended July 31, 2018, our improved performance was due to strength in our target enrichment portfolio in the genomics business and good revenue growth in our reagent partnership business.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as our OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We are investing in building further capacity in our nucleic acid business to address the future demand for the oligos. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. For example, we completed the acquisitions of Lasergen and AATI during the three months ended July 31, 2018.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months

Gross margin	57.0%	52.9%	55.5%	55.1%	4 ppts	—
Operating margin	18.5%	17.1%	17.3%	18.8%	1 ppt	(2) ppts

(in millions)
Research and development	$30	$24	$79	$66	24%	20%
Selling, general and administrative	$61	$54	$184	$161	13%	14%

Gross margin for products and services for the three and nine months ended July 31, 2018, increased 4 percentage points and was flat, respectively, when compared to the same periods last year. The increase in gross margin for the three months ended July 31, 2018 was due to gains from increased volume and efficiency gains achieved in supply chain partially offset by increased wages and variable pay. Gross margin for the nine months ended July 31, 2018 was flat as gains from higher volumes were offset by higher logistics expenses and inventory charges in our pathology business, a cancellation payment received from a customer in our nucleic acid business last year that we benefited from and increased wage and variable pay.

Research and development expenses for the three and nine months ended July 31, 2018, increased 24 percent and 20 percent, respectively when compared to the same periods last year. The increase in research and development for the three months ended July 31, 2018 was due to additional expenses related to our recent acquisitions of Lasergen and AATI, increase in wages and variable pay, and unfavorable currency movements. The increase in research and development for the nine months ended July 31, 2018 was due to additional expenses related to the acquisitions of Lasergen and AATI, increase in wages and variable pay, unfavorable currency movements and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses for the three and nine months ended July 31, 2018 increased 13 percent and 14 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2018 was due to higher infrastructure expenses, increases in wages and variable pay, additional expenses related to our recent acquisitions of Lasergen and AATI and unfavorable currency movements. The increase in selling, general and administrative expenses for the nine months ended July 31, 2018 was due to higher infrastructure expenses, increases in wages and variable pay, unfavorable currency movements and a spending increase caused by our acquisitions of Lasergen and AATI.

Operating margin for product and services for the three and nine months ended July 31, 2018 increased 1 percentage point and decreased 2 percentage points, respectively, when compared to the same period lasts year. The increase in operating margin for the three months ended July 31, 2018 was due to gains from higher revenues and efficiency gains achieved in supply chain partially offset by higher expenses related to our recent acquisitions, and increases in wage and variable pay. The decrease in operating margin for the nine months ended July 31, 2018 was due to higher logistics expenses and inventory charges in our pathology business, the cancellation payment received from a customer that we benefited from in our nucleic acid business last year, higher research and development expenses related to our recent acquisitions and wage increases and variable pay partially offset by gains from higher revenues.

Income from Operations

Income from operations for the three and nine months ended July 31, 2018, increased $7 million and $2 million, respectively, on a corresponding revenue increases of $19 million and $62 million, respectively.

Agilent CrossLab

The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries and supplies to services and software helping to connect the entire lab. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies. Services include startup, operational, training and compliance support, software as a service, as well as asset management and consultative services that help increase customer productivity. Custom service and consumable bundles are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months
	(in millions)

Net revenue	$426	$386	$1,260	$1,127	10%	12%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2018 increased 10 percent and 12 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2018 had an overall favorable impact on revenue of 2 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 8 percent in the Americas with no currency impact, increased 9 percent in Europe with a 3 percentage point favorable currency impact and increased 14 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended July 31, 2018 compared to the same period last year. Revenue increased 7 percent in the Americas with no currency impact, increased 13 percent in Europe with a 8 percentage point favorable currency impact and increased 15 percent in Asia Pacific with a 3 percentage point favorable currency impact for the nine months ended July 31, 2018 compared to the same period last year. During the three months ended July 31, 2018, preventive maintenance, compliance services, GC columns and remarketed instruments had the highest revenue growth impact within the Agilent CrossLab business. During the nine months ended July 31, 2018, compliance services, multi-vendor services, preventive maintenance, as well as LC and GC columns had the highest revenue growth impact within the Agilent CrossLab business.

For both the three and nine months ended July 31, 2018, all the major end market segments contributed to the strong revenue growth. No particular end market stood out in both the service business and the consumable business.

Looking forward, we anticipate that balanced strength in nearly all key end markets will continue to drive the revenue growth in the near term. Geographically, we remain optimistic on the market growth and market penetration opportunities in China and emerging markets. Other factors for near term revenue growth include our recently completed acquisitions of Ultra Scientific and Prozyme, as well as investment in our laboratory enterprise offerings and in our continuing expansion of our e-commerce sales channel.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2018	2017	2018	2017	Months	Months

Gross margin	50.6%	49.9%	50.5%	49.4%	1 ppt	1 ppt
Operating margin	23.8%	23.4%	22.8%	21.8%	—	1 ppt

(in millions)
Research and development	$13	$12	$41	$36	12%	14%
Selling, general and administrative	$101	$91	$307	$275	11%	12%

Gross margin for products and services for the three and nine months ended July 31, 2018, increased 1 percentage point in both periods when compared to the same periods last year primarily due to lower logistic costs and faster growth of the higher margin consumables business relative to the lower margin service business.

Research and development expenses for the three and nine months ended July 31, 2018, increased 12 percent and 14 percent, respectively, when compared to the same periods last year. The increase in research and development for the three and nine months ended July 31, 2018 was primarily due to higher wages across the various research and development organizations, and due to increased headcount in the areas of software development, iLab development and curriculum development.

Selling, general and administrative expenses for the three and nine months ended July 31, 2018, increased 11 percent and 12 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three and nine months ended July 31, 2018 was primarily due to higher wages, increased corporate infrastructure costs, increased sales force investments, and a higher bad debt provision triggered by one specific customer.

Operating margin for product and services for the three and nine months ended July 31, 2018 was flat and increased 1 percentage point, respectively, when compared to the same periods last year. The increase in operating margin for the three and nine months ended July 31, 2018 was primarily due to lower logistic costs and faster growth of the higher margin consumables business relative to the lower margin service business.

Income from Operations

Income from operations for the three and nine months ended July 31, 2018, increased $12 million and $42 million, respectively, on corresponding revenue increases of $40 million and $133 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2018 consisted of cash and cash equivalents of $2,131 million as compared to $2,678 million as of October 31, 2017.

As of July 31, 2018, $1,561 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries. In May 2018, we repatriated $1.5 billion of the cash held outside the U.S. The cash remaining outside the U.S. can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $715 million for the nine months ended July 31, 2018 compared to cash inflow of $601 million for the same period in 2017. In the nine months ended July 31, 2018, we paid approximately $103 million under our variable and incentive pay programs, as compared to a total of $91 million paid during the same period of 2017. Net cash paid for income taxes was approximately $86 million and $56 million in the nine months ended July 31, 2018 and 2017, respectively. For the nine months ended July 31, 2018, the net change in tax-related assets and liabilities of $533 million was due to the enactment of the Tax Act and primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the nine months ended July 31, 2018, other assets and liabilities used cash of $29 million compared to cash used of $146 million for the same period in 2017. Cash used in the nine months ended July 31, 2018 in other assets and liabilities was related to changes in income tax payments, deferred revenue and interest payments on senior notes. The usage of cash in the nine months ended July 31, 2017 in other assets and liabilities was largely the result of income tax payments, income tax settlements, transaction taxes, interest payments on senior notes and the employee pension settlement gain of $32 million.

In the nine months ended July 31, 2018, accounts receivable used cash of $9 million compared to cash used of $29 million for the same period in 2017.  Days’ sales outstanding as of July 31, 2018 and 2017 was 55 days in both periods. Accounts payable used cash of $9 million for the nine months ended July 31, 2018 compared to cash provided of $11 million in the same period in 2017. Cash used for inventory was $66 million for the nine months ended July 31, 2018 compared to cash used of $46 million for the same period in 2017. Inventory days on-hand increased to 103 days as of July 31, 2018 compared to 98 days as of the end of the same period last year. Inventory increased due to recent acquisitions and expected builds in inventory for future orders as well as supply chain actions to mitigate increased tariffs.

We contributed approximately $16 million and $40 million to our defined benefit plans in the nine months ended July 31, 2018 and 2017, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $8 million to our defined benefit plans during the remainder of 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $590 million for the nine months ended July 31, 2018 as compared to net cash used in investing activities of $245 million. Investments in property, plant and equipment were $141 million for the nine months ended July 31, 2018 compared to $118 million in the same period of 2017. The increase in property, plant and equipment in 2018 was related to the capacity expansion for our nucleic acid solutions facility. In the nine months ended July 31, 2018, we invested $437 million in acquisitions of five businesses, net of cash acquired, compared to $127 million in acquisitions of two businesses in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2018 was $666 million compared to cash used of $96 million for the same period of 2017.

Treasury stock repurchases

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the nine months ended July 31, 2018, we repurchased and retired approximately 5.1 million shares for $336 million under this authorization. During the nine months ended July 31, 2017, we repurchased and retired approximately 4.1 million shares for $194 million, under this authorization. As of July 31, 2018, we had remaining authorization to repurchase up to $274 million of our common stock under this program.

Dividends

During the nine months ended July 31, 2018, we paid cash dividends of $0.447 per common share or $144 million on the company's common stock. During the nine months ended July 31, 2017, we paid cash dividends of $0.396 per common share or $127 million on the company's common stock.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. During the nine months ended July 31, 2018, the company had borrowings of $483 million and repaid $593 million. As of July 31, 2018, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2018.

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

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2018 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Other

As of July 31, 2018, our contractual obligations reported under “other purchase commitments” were approximately $66 million, an increase of approximately $26 million in the first nine months of fiscal year 2018, primarily due to the new contracts that were executed during the period. Approximately $19 million of the new contracts relate to commitments that will reduce evenly over the next 15 years. There were no other substantial changes from our 2017 Annual Report on Form 10-K to our contractual commitments in the first nine months of fiscal 2018. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2018 and October 31, 2017 include $595 million and $131 million, respectively, related to long-term income tax liabilities. Of these amounts, $207 million and $131 million related to uncertain tax positions of continuing operations as of July 31, 2018 and October 31, 2017, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent and 51 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2018 and 2017, respectively. The favorable effects of changes in foreign currency exchange rates, principally as a result of the strengthening of the U.S. dollar, has increased revenue by approximately 3 percentage points in the nine months ended July 31, 2018. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2018, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2018, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The favorable effects of changes in foreign currency exchange rates has increased revenues by approximately 3 percentage points in the nine months ended July 31, 2018. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•
changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties trade embargoes and sanctions and other trade barriers;

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical uncertainty or turmoil, including terrorism and war.

We sell our products into many countries and we also source many components and materials for our products from various countries. Tariffs recently announced and implemented could have negative impact on our business, results of operations and financial condition. Further, additional tariffs which have been proposed or threatened and the potential escalation of a trade war and retaliatory measures could have a material adverse effect on our business, results of operations and financial condition.

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

Our customers and we are subject to various governmental regulations. Compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

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

Some of our products are subject to particularly complex regulations such as regulations of toxic substances, and failure to comply with such regulations could harm our business.

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

We currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of July 31, 2018, we had no borrowings outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, other future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2018, we had cash and cash equivalents of approximately $2.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

We could incur significant liabilities if the distribution of Keysight common stock to our shareholders is determined to be a taxable transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2018.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2018 through May 31, 2018	3,339,973	$64.77	3,339,973	$301
June 1, 2018 through June 30, 2018	226,664	$63.85	226,664	$286
July 1, 2018 through July 31, 2018	195,727	$63.50	195,727	$274
Total	3,762,364	$64.65	3,762,364	$274

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of July 31, 2018, all repurchased shares have been retired.

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

Dated:	August 30, 2018	By:	/s/ Didier Hirsch
Didier Hirsch
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2018	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)