Form 10-K
period 2018-10-31
AGILENT TECHNOLOGIES INC
filed 2018-12-20
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Non-accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2018, was approximately $16.0 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 10, 2018, there were 318,533,054 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 20, 2019, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2018 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, new product and service introductions and future products and services, adoption of our products, the ability of our products to meet market and customer needs, improving our customers’ experience, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure and research and development, our ability to identify and enable synergies across our businesses, our focus on balanced capital allocation, competition, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. Tax Cuts and Jobs Act of 2017 and U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, repatriation of our earnings from foreign jurisdictions, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, the potential impact of adopting new accounting pronouncements, indemnification, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration of our acquisitions and other transactions, write down of investments values or loans and convertible notes, our stock repurchase program, our declared dividends, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

In 2018, we re-organized our operating segments and moved the microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization and for the year ended October 31, 2018, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business. All historical financial segment information for the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Our diagnostics and genomics business is comprised of six areas of activity providing solutions that include reagents, instruments, software and consumables which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. The Agilent CrossLab business spans the entire lab with its extensive consumables and services portfolio, which is designed to improve customer outcomes. In addition, we conduct centralized order fulfillment and supply chain operations for our businesses through the order fulfillment and supply chain organization (“OFS”). OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. Each of our businesses, together with OFS and Agilent Technologies Research Laboratories, is supported by our global infrastructure organization, which provides shared services in the areas of finance, information technology, legal, certain procurement services, workplace services and human resources.

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives and electronic commerce. As of October 31, 2018, we employed approximately 14,800 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts and Texas in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

Life Sciences and Applied Markets Business
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; flow cytometer; real-time cell analyzer; laboratory software for sample tracking, information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

We employed approximately 4,500 people as of October 31, 2018 in our life sciences and applied markets business.

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

The Environmental & Forensics Market.    Our instruments, software and workflow solutions are used by the environmental market for applications such as laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. Drug testing and forensics laboratories use our instruments, software and workflow solutions for applications such as analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Some of our instruments are used in mobile laboratories as well. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

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

Life Sciences and Applied Markets Products and Applications
Our products fall into eight main areas of work: liquid chromatography, gas chromatography, mass spectrometry, spectroscopy, software and informatics, lab automation and robotics, vacuum technology and cell analysis.

Our key products and applications include the following technologies:
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

Cell Analysis

Our cell analysis tools are used to study cell signaling pathways, general cell function and behavior through metabolic profile analysis, real-time cellular impedance measurements, and traditional cytometry techniques. Characterizing cellular behavior and function is an increasingly critical step in understanding normal behavior versus diseased states, advancements of those diseases, and response to therapies, providing researchers with a more targeted approach for drug discovery and ultimately more effective therapeutics.  Cell analysis customers are typically academic institutions and pharma and bio-pharma companies.

Life Sciences and Applied Markets Customers
We had approximately 24,000 customers for our life sciences and applied markets business in fiscal 2018. No single customer represented a material amount of the net revenue of the life sciences and applied markets business. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
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
Life Sciences and Applied Markets Sales, Marketing and Support
The life sciences and applied markets channels focus on the therapeutics and human disease research customer base (pharma, biotech, CRO, CMO and generics), clinical customer base (high complexity clinical testing labs) and on emerging life sciences opportunities in life science research institutes. We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical and clinical accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumable products through distributors, electronic commerce and direct sales.
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

We employed approximately 2,500 people as of October 31, 2018 in our diagnostics and genomics business.

Diagnostics and Genomics Market

Within the diagnostics and genomics business, we focus primarily on the diagnostics and clinical market. A significant part of our clinical diagnostic customers are in pathology labs throughout the world. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market is skewed towards mature economies, with most of the market in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health.

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

Diagnostics and Genomics Products

Our products fall into eight main areas of work: pathology products, specific proteins and flow reagents, companion diagnostics, target enrichment, cytogenetic research solutions and microarrays, PCR and qPCR instrumentation and molecular biology reagents, nucleic acid solutions and automated electrophoresis and microfluidics.

Pathology

This area consists of routine clinical solutions for tissue based cancer diagnostics with solutions that comprise antibodies, reagents, instruments and software targeting both primary and advanced cancer diagnostics. Our CoverStainer and Artisan based product families target primary cancer diagnostics through hematoxylin and eosin staining as well as special stains for additional insights and detection of potentially carcinogenic tissue. In the fourth quarter of 2013, we launched our combined IHC/ISH platform, Dako Omnis. The Dako Omnis and Autostainer based IHC solution and Instant Quality Fluorescence In Situ Hybridization ("IQFISH") technologies provide advanced tumor typing through investigation of protein and gene expression. These products also include companion diagnostic tests that are used to help identify patients most likely to benefit from a specific targeted therapy.
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

PCR and qPCR Instrumentation and Molecular Biology Reagents

Polymerase chain ceaction (“PCR”) is a standard laboratory method used to amplify the amount of genetic material of a given sample to enable further interrogation.  Quantitative PCR (“qPCR”) or real time PCR is also a standard method used in genomic research facilities to measure the amount of a specific nucleic acid sequence within a sample.  There are several applications for qPCR, among the most common are identifying the expression level of a specific gene, or calculating the amount of a specific pathogen present in a sample. Agilent offers a complete portfolio of PCR & qPCR instruments, as well as specialty enzymes for amplifying difficult sample types. In addition to PCR and qPCR enzymes, Agilent offers a wide range of molecular biology reagents including tools for cloning and mutagenesis applications.

Nucleic Acid Solutions

Our Nucleic Acid Solutions division ("NASD") is a contract manufacturing and development services business with equipment and expertise focused on mid to large scale production of synthesized oligonucleotide APIs under pharmaceutical GMP conditions for an emerging class of drugs that utilize oligonucleotide molecules for disease therapy.  These drugs have advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and RNA mixtures. These advancements in the technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. NASD offers industry leading experience to efficiently advance our customer’s oligo drug candidates from clinical trials to commercial launch with a common goal of patient health and safety.

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

Diagnostics and Genomics Customers

We had approximately 11,000 customers for our diagnostics and genomics business in fiscal 2018. No single customer represented a material amount of the net revenue of the diagnostics and genomics business.

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
Diagnostics and Genomics Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. We have manufacturing facilities in California, Colorado and Texas in the U.S. Outside of the U.S., we have manufacturing facilities in Denmark and Malaysia. Our FDA registered sites include California, Colorado, Texas and Denmark. We utilize just-in-time manufacturing and so typically do not maintain a high level of inventory.

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

Our Agilent CrossLab business employed approximately 5,100 people as of October 31, 2018.

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

Agilent CrossLab Products and Applications

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

Remarketed Instruments

We refurbish and resell certified pre-owned instruments to value-oriented customers who demand Agilent quality and performance at a budget conscious price.

Agilent CrossLab Customers

We had approximately 51,000 Agilent CrossLab customers in fiscal 2018 and no single customer represented a material amount of the net revenue of the Agilent CrossLab business. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.

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
Agilent CrossLab Manufacturing

Our primary manufacturing sites for the consumables business are in California and Delaware in the U.S., and in the Netherlands and the United Kingdom outside of the U.S. Our direct service delivery organization is regionally based operating in 30 countries.

Agilent CrossLab Competition

Our principal competitors in the services and consumable products arena include many of our competitors from the instrument business, such as: Danaher Corporation, PerkinElmer, Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Waters Corporation, as well as numerous niche consumables and service providers. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

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

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, order administration and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of the end of October 2018, our global infrastructure organization employed approximately 2,700 people worldwide.

Agilent Order Fulfillment Organizations

Our order fulfillment and supply chain organization (“OFS”) focuses on order fulfillment and supply chain operations in our businesses. OFS provides resources for manufacturing, engineering and strategic sourcing to our respective businesses. In general, OFS employees are dedicated to specific businesses and the associated costs are directly allocated to those businesses.

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental and Acquisition and Disposal of Material Assets include information common to each of our businesses.

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

Acquisition and Disposal of Material Assets

In 2018, we acquired seven businesses, for a combined purchase price of approximately $536 million. The largest of which was Advanced Analytical Technologies, Inc. ("AATI") for approximately $268 million in cash. These acquisitions were not material individually or in aggregate.

Executive Officers of the Registrant
The names of our current executive officers and their ages, titles and biographies appear below:

Henrik Ancher-Jensen, 53, has served as Senior Vice President, Agilent and President, Order Fulfillment since September 2013.  From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Mark Doak, 63, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group (formerly a group within the Life Sciences & Applied Markets Group) since September 2014.    From August 2008 to September 2014, Mr. Doak served as our Vice President and General Manager of the Services and Support Division.  Prior to that, he held several senior management positions across functions in marketing, quality and services.

Rodney Gonsalves, 53, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015.  From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the Company, most recently for the Life Sciences and Applied Markets Group. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett- Packard Co.

Dominique P. Grau 59, has served as our Senior Vice President, Human Resources since August 2014. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.

Robert W. McMahon 50, has served as our Senior Vice President since August 2018 and Chief Financial Officer since September 2018. He previously served as the Chief Financial Officer of Hologic, Inc., a medical technology company from May 2014 to August 2018.  Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson most recently as Worldwide Vice President of Finance and Business Development for Ortho Clinical Diagnostics a division of Johnson & Johnson's Medical Device and Diagnostics Group.

Michael R. McMullen, 57, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014 he served as Senior Vice President, Agilent and President, Chemical Analysis Group. Prior to that, he served in various capacities for Agilent, including as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group and Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to that, Mr. McMullen served as our Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. Since September 2018, Mr. McMullen has served as a member of the Board of Directors of Coherent, Inc.

Samraat S. Raha, 46, has served as our Senior Vice President, Agilent and President, Diagnostics and Genomics Group since April 2018.  From May 2017 to April 2018, Mr. Raha served as our Senior Vice President, Strategy and Corporate Development.  From June 2013 to January 2017 he served as Vice President, Global Marketing for Illumina, Inc. and from 2008 to 2012 he served as Vice President and General Manager, Genomic Assays / NextGen qPCR for Life Technologies, Inc.

Michael Tang, 44, has served as our Senior Vice President, General Counsel and Secretary since January 2016. From May 2015 to January 2016 he served as Vice President, Assistant General Counsel and Secretary and from November 2013 to April 2015 he served as Vice President, Assistant General Counsel and Assistant Secretary. From March 2012 to October 2013 he served as Business Development Manager in Agilent’s Corporate Development group. Prior to that, Mr. Tang served in various capacities in Agilent's legal department. Before joining Agilent, Mr. Tang worked at Wilson Sonsini Goodrich & Rosati, a California law firm and Fenwick & West LLP, a California, law firm.

Jacob Thaysen, 43, has served as Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group, since April 2018. From November 2014 to April 2018 he served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he served in various capacities at Dako A/S, a Danish diagnostics company, including as Corporate Vice President of R&D, Vice President, System Development, R&D, Vice President, Strategic Marketing and Vice President, Global Sales Operations. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a high-tech start-up company.

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

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities, available resources, mergers and consolidations, institutional and governmental budgetary policies and spending priorities, and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, consolidation, spending priorities, general economic conditions and institutional and governmental budgetary policies. The timing and amount of revenue from customers that rely on government funding or research may vary significantly due to factors that can be difficult to forecast, including changes in spending authorizations and budgetary priorities for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The favorable effects of changes in foreign currency exchange rates has increased revenues by approximately 2 percentage points in the year ended October 31, 2018. When movements in foreign currency exchange rates have a positive impact on revenue it will also have a negative impact on our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Even if we are able to successfully integrate acquired businesses within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve our operating margin targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of such transactions.

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

Certain properties we have previously owned or leased are undergoing remediation for subsurface contamination~~s~~.  Although we are indemnified for liability relating to the required remediation at some of those properties, we may be subject to liability if these indemnification obligations are not fulfilled.  In other cases, we have agreed to indemnify the current owners of certain properties for liabilities related to contamination, including companies with which we have previously been affiliated such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Varian Medical Systems, Inc.  Further, other properties we have previously owned or leased at which we have operated in the past, or for which we have otherwise contractually assumed, or provided indemnities for, certain actual or contingent environmental liabilities may or do require remediation. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if environmental contamination at material levels is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed other costs and potential or contingent liabilities for environmental matters.  Any significant costs or liabilities could have an adverse effect on results of operations.

Our current and historical manufacturing processes and operations involve, or have involved, the use of certain substances regulated under various foreign, federal, state and local environment protection and health and safety laws and regulations. As a result, we may become subject to liabilities for environmental contamination and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection and health and safety at our sites inside and outside the United States, we may not be aware of all conditions that could subject us to liability. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanction, including fines, penalties or suspensions. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

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

We may need to spend significant resources monitoring and enforcing our intellectual property rights and we may not be aware of or able to detect or prove infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which may allow them to compete with us using that intellectual property.

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

The 2017 United States Tax Cut and Jobs Act (“Tax Act”) significantly changed the taxation of U.S. based multinational corporations. Our compliance with the Tax Act requires the use of estimates in our financial statements and exercise of significant judgment in accounting for its provisions. The implementation of the Tax Act requires interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

We currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion.  As of October 31, 2018, we had no borrowings outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters, and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected, or to the extent we have elected to self-insure, we may be at a greater risk that our operations will be harmed by a catastrophic loss.

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

As of October 31, 2018, we had cash and cash equivalents of approximately $2,247 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2018, we owned or leased a total of approximately 6.3 million square feet of space worldwide. Of that, we owned approximately 4.4 million square feet and leased the remaining 1.9 million square feet. Our sales and support facilities occupied a total of approximately 0.7 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.6 million square feet. All of our businesses share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences & Applied Markets Business. Our life sciences and applied markets business has manufacturing and R&D facilities in Australia, China, Germany, Italy, Malaysia, Singapore, United Kingdom and the United States.

Diagnostics and Genomics Business. Our diagnostics and genomics business has manufacturing and R&D facilities in Belgium, Denmark, Malaysia and the United States.

Agilent CrossLab Business. Our Agilent CrossLab business has manufacturing and R&D facilities in Australia, China, Germany, Japan, Netherlands, Singapore, United Kingdom and the United States.

Item 3. Legal Proceedings
We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are probable and reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. As of December 1, 2018, there were 22,187 common stockholders of record.

The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be held March 20, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2013 and the reinvestment of all dividends. The cumulative returns on our common stock have also been adjusted to reflect the spin-off of our electronic measurement business into an independent publicly traded company called Keysight Technologies, Inc. on November 1, 2014.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017	10/31/2018
Agilent Technologies	100	109.93	104.32	121.65	191.77	184.30
S&P 500	100	117.27	123.37	128.93	159.40	171.11
Peer Group	100	125.48	134.19	130.32	160.31	174.07

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date; of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2018. The total number of shares of common stock purchased by the Company during the fiscal year ended October 31, 2018 is 6,435,974 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

Aug. 1, 2018 through Aug. 31, 2018	241,748	66.07	241,748	$258
Sep. 1, 2018 through Sep. 30, 2018	202,400	69.04	202,400	$244
Oct. 1, 2018 through Oct. 31, 2018	881,462	$63.93	881,462	$188
Total	1,325,610	$65.10	1,325,610

(1)
On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorizes the purchase of up to $1.14 billion of our common stock through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. As of October 31, 2018, all repurchased shares have been retired. The remaining authorization of $188 million expired on November 1, 2018.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data
SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$4,914	$4,472	$4,202	$4,038	$4,048
Income from continuing operations before taxes	$946	$803	$544	$480	$229
Income from continuing operations	$316	$684	$462	$438	$232
Income (loss) from discontinued operations, net of taxes	$—	$—	$—	$(37)	$317
Net income	$316	$684	$462	$401	$549
Net income per share — basic:
Income from continuing operations	$0.98	$2.12	$1.42	$1.32	$0.70
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.12)	0.95
Net income per share - basic	$0.98	$2.12	$1.42	$1.20	$1.65
Net income per share — diluted:
Income from continuing operations	$0.97	$2.10	$1.40	$1.31	$0.69
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.11)	0.93
Net income per share - diluted	$0.97	$2.10	$1.40	$1.20	$1.62
Weighted average shares used in computing basic net income per share	321	322	326	333	333
Weighted average shares used in computing diluted net income per share	325	326	329	335	338
Cash dividends declared per common share	$0.596	$0.528	0.460	$0.400	$0.528

	October 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Balance Sheet Data:					(1)
Cash and cash equivalents	$2,247	$2,678	$2,289	$2,003	$2,218
Working capital	$2,677	$2,906	$2,690	$2,710	$3,817
Total assets	$8,541	$8,426	$7,794	$7,479	$10,815
Long-term debt	$1,799	$1,801	$1,904	$1,655	$1,663
Stockholders' equity	$4,567	$4,831	$4,243	$4,167	$5,301

(1) The above consolidated balance sheet includes Keysight which is presented as a discontinued operation until October 31, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, seasonality and growth in, and drivers of, the markets we sell into, our strategic direction, new product and service introductions and future products and services, adoption of our products, the ability of our products to meet market and customer needs, improving our customers’ experience, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure and research and development, our ability to identify and enable synergies across our businesses, our focus on balanced capital allocation, competition, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. Tax Cuts and Jobs Act of 2017 and U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate and tax valuation allowance, earnings from our foreign subsidiaries, repatriation of our earnings from foreign jurisdictions, the impact of local government regulations on our ability to pay vendors or conduct operations, our liquidity position, our ability to generate cash from operations, the potential impact of adopting new accounting pronouncements,indemnification, the use of contract manufacturers, out sourcing and third-party package delivery services, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration of our acquisitions and other transactions, write down of investment values or loans and convertible notes, our stock repurchase program, our declared dividends, and the existence of economic instability, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

In 2018, we acquired seven businesses for a combined purchase price of approximately $536 million. The largest of which was Advanced Analytical Technologies, Inc. ("AATI") for approximately $268 million in cash. On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences Inc. ("ACEA"), a developer of cell analysis tools, for $250 million in cash. The financial results of ACEA will be included within our financial results from the date of the close. In 2017, we acquired two businesses for a combined purchase price of approximately $125 million in cash.

Agilent's net revenue of $4,914 million in 2018 increased 10 percent when compared to 2017. Foreign currency movements for 2018 had an overall favorable impact on revenue of approximately 2 percentage points compared to 2017. Acquisitions in 2018 had an overall favorable impact of 1 percentage point when compared to 2017. Revenue in the life sciences and applied markets business increased 9 percent in 2018 when compared to 2017. Foreign currency movements had an favorable impact on revenue of 2 percentage points in 2018 when compared to 2017. Revenue in the diagnostics and genomics business increased 10 percent in 2018 when compared to 2017. Foreign currency movements had an favorable impact on revenue of 3 percentage points in 2018 when compared to 2017. Revenue in the Agilent CrossLab business increased 11 percent in 2018 when compared to 2017. Foreign currency movements had an favorable impact on revenue of 2 percentage points in 2018 when compared to 2017.

Agilent's net revenue of $4,472 million increased 6 percent in 2017 when compared to 2016. Foreign currency movements for 2017 had an overall unfavorable impact on revenue of approximately 1 percentage point compared to 2016. Revenue in the life sciences and applied markets business increased 4 percent in 2017 when compared to 2016. Foreign currency movements had an overall unfavorable impact on revenue of less than 1 percentage point in 2017 when compared to 2016. Revenue in the diagnostics and genomics business increased 9 percent in 2017 when compared to 2016. Foreign currency movements had no overall impact on revenue in 2017 when compared to 2016. Revenue in the Agilent CrossLab business increased 8 percent in 2017 when compared to 2016. Foreign currency movements had an overall unfavorable impact on revenue of less than 1 percentage point in 2017 when compared to 2016.

Net income was $316 million in 2018 compared to net income of $684 million and $462 million in 2017 and 2016, respectively. Net income for the year ended October 31, 2018 was impacted by a discrete tax charge of $552 million related to the enactment of the Tax Act passed on December 22, 2017. See Note 4, "Income Taxes" for more details. As of October 31, 2018 and 2017, we had cash and cash equivalents balances of $2,247 million and $2,678 million, respectively.

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2016 we repurchased 2 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the year ended October 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017, we repurchased approximately 4.1 million shares for $194 million under this authorization. During the year ended October 31, 2018 we repurchased and retired approximately 6.4 million shares for $422 million under this authorization. As of October 31, 2018, we had remaining authorization to repurchase up to $188 million of our common stock under this program which expired on November 1, 2018.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

During the year ended October 31, 2018, cash dividends of $0.596 per share, or $191 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2017, cash dividends of $0.528 per share, or $170 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2016, cash dividends of $0.460 per share, or $150 million were declared and paid on the company's outstanding common stock.

On November 14, 2018 we declared a quarterly dividend of $0.164 per share of common stock, or approximately $52 million which will be paid on January 23, 2019 to shareholders of record as of the close of business on December 31, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, we continue to focus on differentiating product solutions, improving our customers' experience and growing our operating margin. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect foreign currency to negatively impact revenue in 2019 but we also anticipate the contribution from our recent acquisitions to partially offset the currency impact.

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

Share-Based Compensation.    We account for share-based awards in accordance with the authoritative guidance. Under the authoritative guidance, share-based compensation expense is primarily based on estimated grant date fair value and is recognized on a straight-line basis. The fair value of share-based awards for employee stock option awards was estimated using the Black-Scholes option pricing model. Stock options were granted in years prior to fiscal year 2016. Shares granted under the Long-Term Performance Program based on Total Shareholders Return ("LTPP-TSR") were valued using the Monte Carlo simulation model. The estimated fair value of restricted stock unit awards, LTPP based on Operating Margin (“LTPP-OM”) and LTPP based on Earnings per share (“LTPP-EPS”) is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (OM) and LTPP (EPS) reflects the cost of awards that are probable to vest at the end of the performance period. In the case of LTPP-OM, the performance targets for all the three years of performance period is set at the time of grant. The performance targets for LTPP-EPS grants for year 2 and year 3 of the performance period will be set in the first quarter of year 2 and year 3, respectively. The probable shares to vest are estimated based on the forecasted OM and EPS at the time of the grant and updated every quarter with latest forecast and actual information. The Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date. All awards granted after 2015 to our senior management employees have a one year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model.

Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. For LTPP (TSR) grants in 2016, we used the 3-year average historical stock price volatility of a group of our peer companies. We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For the 2017 and 2018 LTPP (TSR) grants and calculation of the post-vest discount using the Finnerty model, we used our own post-separation historical stock price volatility. See Note 3, "Share-based Compensation," to the consolidated financial statements for more information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2018 and 2017, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2018, discount rates for the U.S. plans increased compared to the previous year. For 2018 and 2017, the discount rate for non-U.S. plans was generally based on published rates for high quality corporate bonds and in 2018, slightly increased compared to the previous year. If we changed our discount rate by 1 percent, the impact would be less than $1 million in U.S. pension expense and $16 million on non-U.S. pension expense. Lower discount rates increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates decrease present values of the pension benefit obligation and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $4 million on U.S. pension expense and $9 million on non-U.S. pension expense. For 2018, actual return on assets was below expectations which, along with contributions during the year, increased next year’s pension cost as well as resulting in a decrease of the funded status at year end. The net periodic pension and post-retirement benefit costs recorded were a $3 million benefit in 2018, $15 million benefit in 2017 and $3 million expense in 2016. The years ended October 31, 2018, 2017 and 2016, included a gain on curtailment and settlements of $5 million, $32 million and $16 million, respectively.

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

In fiscal year 2018, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2018. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2018, 2017 and 2016.

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

We continually monitor events and changes in circumstances that could indicate carrying amounts of finite-lived intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of finite-lived intangible assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During 2018, we recorded an impairment charge of $21 million related to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable.

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2018. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. During the years ended October 31, 2018 and 2017, there were no impairments of indefinite-lived intangible assets. Based on triggering events in the year ended October 31, 2016, we recorded an impairment of $4 million due to the cancellation of certain IPR&D projects.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At October 31, 2018, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly changes the existing U.S. tax law and includes numerous provisions that affect our business. ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allowed companies to record provisional amounts during a measurement period that should not extend beyond one year from the Tax Act enactment date. We have recognized the tax charge of $499 million due to transition tax liability and $53 million due to the impact of reduction in U.S. tax rates in the period when the tax law was enacted as a component of provision for income taxes from continuing operations. We have completed the accounting for all the impacts of the Tax Act except for the policy election for the treatment of the tax on global intangible low-tax income (“GILTI”) inclusions. See Note 4, "Income Taxes" for more details. These computations are based on the regulations and guidance already provided by federal and state tax authorities. The company will continue to assess the impact of the further guidance from federal and state tax authorities on its business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

Adoption of New Pronouncements

See Note 2, "New Accounting Pronouncements," to the consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The favorable effects of changes in foreign currency exchange rates has increased revenue by approximately 2 percentage point for the year ended October 31, 2018. When movements in foreign currency exchange rates have a positive impact on revenue it will also have a negative impact on our costs and expenses. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 1 percentage point for the year ended October 31, 2017. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact on our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2018 over 2017 % Change	2017 over 2016 % Change
	2018	2017	2016
	(in millions)
Net revenue:
Products	$3,746	$3,397	$3,213	10%	6%
Services and other	$1,168	$1,075	$989	9%	9%
Total net revenue	$4,914	$4,472	$4,202	10%	6%

	Years Ended October 31,			2018 over 2017 ppts Change	2017 over 2016 ppts Change
	2018	2017	2016
% of total net revenue:
Products	76%	76%	76%	—	—
Services and other	24%	24%	24%	—	—
Total	100%	100%	100%

Agilent's net revenue of $4,914 million in October 31, 2018 increased 10 percent when compared to 2017. Foreign currency movements for 2018 had an favorable impact of approximately 2 percentage points compared to 2017. Agilent's net revenue of $4,472 million increased 6 percent in 2017 when compared to 2016. Foreign currency movements for 2017 had an unfavorable impact of approximately 1 percentage point compared to 2016.

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

Services and other revenue increased 9 percent in 2018 as compared to 2017. Services and other revenue increased in all major service categories within our Agilent CrossLab business. Services in the diagnostics and genomics business is increasing due to growth in our genomics and pathology businesses.

Services and other revenue increased 9 percent in 2017 as compared to 2016. The service and other revenue growth is impacted by a portion of the revenue being driven by the current and previously installed product base. Service and other revenue increased due to strong companion diagnostics revenue and increases across nearly all service types.

Net Revenue By Segment

	Years Ended October 31,			2018 over 2017 % Change	2017 over 2016 % Change
	2018	2017	2016
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$2,270	$2,081	$1,992	9%	4%
Diagnostics and genomics	$943	$860	$790	10%	9%
Agilent CrossLab	$1,701	$1,531	$1,420	11%	8%
Total net revenue	$4,914	$4,472	$4,202	10%	6%

Revenue in the life sciences and applied markets business increased 9 percent in 2018 when compared to 2017. Foreign currency movements had an overall favorable impact on revenue of 2 percentage point in 2018 when compared to 2017. Our performance within the life science and applied markets business was led by strong growth throughout the year in the pharmaceutical market. Chemical and energy markets and the environmental and forensics markets continued to show strong growth when compared to last year. Revenue in the life sciences and applied markets business increased 4 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the life sciences markets was led by solid growth in the biotechnology and pharmaceutical markets. Within the applied markets, there was strong growth in the chemical and energy, food and environmental markets.

Revenue in the diagnostics and genomics business increased 10 percent in 2018 when compared to 2017. Foreign currency movements had an overall favorable impact on revenue of 3 percentage point in 2018 when compared to 2017. Our performance within the diagnostics and genomics business was led by strong growth in our genomics, companion diagnostics and biomolecular analysis businesses. Revenue in the diagnostics and genomics business increased 9 percent in 2017 when compared to 2016. Foreign currency movements had no overall currency impact on revenue growth in 2017 when compared to 2016. For the year ended October 31, 2017, our performance within the clinical and diagnostics market continued to improve with strong revenue growth from our companion diagnostics and pathology businesses.

Revenue in the Agilent CrossLab business increased 11 percent in 2018 when compared to 2017. Foreign currency movements had an overall favorable impact on revenue of 2 percentage point in 2018 when compared to 2017. Our performance in the Agilent CrossLab business saw continued growth in all key end markets with strong growth in the pharmaceutical and food markets. Revenue generated by Agilent CrossLab increased 8 percent in 2017 when compared to 2016. Foreign currency movements had an unfavorable impact of less than 1 percentage point in 2017 when compared to 2016. Revenue grew across all key end markets led by strong growth in the biotechnology and pharmaceutical, chemical and energy and food markets.

Costs and Expenses

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
Gross margin on products	57.6%	57.0%	54.7%	1 ppt	2 ppts
Gross margin on services and other	45.3%	44.1%	44.6%	1 ppt	—
Total gross margin	54.7%	53.9%	52.3%	1 ppt	2 ppts
Operating margin	18.9%	18.8%	14.6%	—	4 ppts

(in millions)
Research and development	$385	$339	$329	14%	3%
Selling, general and administrative	$1,374	$1,229	$1,253	12%	(2)%

Total gross margin for the year ended October 31, 2018 increased 1 percentage point when compared to last year. Increases in total gross margins for the year ended October 31, 2018 reflects higher sales volume, favorable business mix, lower manufacturing material costs and lower amortization expense of intangible assets partially offset by increased wages and variable pay, an impairment of certain intangible assets and unfavorable currency movements. Total gross margin for the year ended October 31, 2017 increased 2 percentage points when compared to last year. Increases in total gross margins for the year ended October 31, 2017 reflects higher sales volume, results from margin improvement initiatives, lower amortization expense of intangible assets and the impact of an employee pension settlement gain partially offset by higher wages and variable pay.

Total operating margin was flat for the year ended October 31, 2018, when compared to last year. Operating margins was impacted by higher gross margins, lower acquisition and integration costs and lower amortization expense offset by increased wages and variable pay, an impairment of certain intangible assets, higher transformational initiative costs and the additional research and development and selling, general and administrative expenses related to our recent acquisitions. Total operating margin increased 4 percentage points for the year ended October 31, 2017, when compared to 2016. Operating margins increased due to improvements in gross margins, the impact of lower amortization expense of intangible assets, lower transformation initiatives costs, lower acquisition and integration costs and the impact of an employee pension settlement gain when compared to 2016.

Gross inventory charges were $26 million in 2018, $24 million in 2017 and $20 million in 2016. Sales of previously written down inventory were $8 million in 2018, $9 million in 2017 and $9 million in 2016.

 Research and development expenses increased 14 percent for the year ended October 31, 2018 when compared with last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and variable pay, unfavorable currency movements and additional expenses related to acquired businesses when compared to spending in 2017. Research and development expenses increased 3 percent for the year ended October 31, 2017 when compared with 2016. Research and development expenditures increased due to increased spending on new products related to all of our businesses, additional expenses related to increased headcount from acquisitions, and higher wages and variable pay.

Selling, general and administrative expenses increased 12 percent in 2018 compared to 2017. Selling, general and administrative expenses increase was due to higher wages and variable pay, higher commissions, increased corporate costs, higher share-based compensation expense, higher transformational initiative costs, an impairment of certain intangible assets and unfavorable currency movements. Selling, general and administrative expenses decreased 2 percent in 2017 compared to 2016. Selling, general and administrative expenses decreased due to lower amortization expense from intangible assets, lower transformational initiatives, lower acquisition and integration costs, the impact of an employee pension settlement gain and reduced costs due to business improvement initiatives partially offset by higher wages and variable pay and additional selling, general and administrative expenses associated with our acquisitions in 2017.

Interest expense for the years ended October 31, 2018, 2017 and 2016 was $75 million, $79 million and $72 million, respectively, and relates to the interest charged on our senior notes and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2018, our headcount was approximately 14,800 compared to 13,500 in 2017.

Other income (expense), net

For the year ended October 31, 2018, other income (expense), net includes the net gain of $20 million related to the step-up of our initial investment in Lasergen, $15 million of income related to a special one-time settlement with a third-party and income of $12 million related to the provision of site service costs to, and lease income from, Keysight Technologies, Inc. ("Keysight").

For the year ended October 31, 2017, other income (expense), net includes $12 million of income related to the provision of site service costs to and lease income from Keysight.

For the year ended October 31, 2016, other income (expense), net includes $12 million of income related to the provision of certain IT and site service costs to and lease income from Keysight and an $18 million expense related to the impairment of an investment. The costs associated with Keysight services are reported within income from operations in 2018, 2017 and 2016.

Income Taxes

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Provision for income taxes	$630	$119	$82

For 2018, the company's income tax expense was $630 million with an effective tax rate of 66.6 percent. For the year ended October 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $552 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below.

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

For 2016, the company’s income tax expense was $82 million with an effective tax rate of 15.1 percent. The income tax provision for the year ended October 31, 2016 included net discrete tax expense of $17 million primarily due to tax expense related to the establishment of a valuation allowance on an equity method investment impairment that would generate a capital loss when realized.

The company has negotiated tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027 see Note 19, "Subsequent Events" for more information. Other tax holidays are due for renewal between 2019 and 2020. As a result of the incentives, the impact of the tax holidays decreased income taxes by $87 million, $93 million, and $86 million in 2018, 2017, and 2016, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.27, $0.29, and $0.26 in 2018, 2017 and 2016, respectively.

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. For the year ended October 31, 2018, the company recognized income tax expense related to the Tax Act of $552 million which includes (1) an expense of $499 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an expense of $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate tax rate as described below. As of October 31, 2018, the company has completed the accounting for all the impacts of the Tax Act except for the policy election for the treatment of the tax on GILTI inclusions.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid (Tax Pools) on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded an income tax expense of $651 million for its one-time transition U.S. federal tax and a benefit of $152 million for the reversal of related deferred tax liabilities. The resulting $499 million net transition tax, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act. We have completed our accounting for charges related to the Transition Tax.

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The amount recorded for the year ended October31, 2018 for the remeasurement due to tax rate change is $53 million. We have completed our accounting for the measurement of deferred taxes.

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

Indefinite Reinvestment Assertion: Prior to the enactment of the Tax Act, the company had indefinite investment assertion on a significant portion of its undistributed earnings from foreign subsidiaries. As a result of the enactment of the Tax Act, we have reevaluated our historic assertion and no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. The company repatriated $1,921 million of foreign earnings in fiscal year 2018. The company has recorded a deferred tax liability of $11 million for foreign withholding taxes on repatriation of remaining undistributed earnings.

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes to the status of these open tax years during 2018. The U.S. statute of limitation for audit of tax returns for the fiscal years 2014 expired in July 2018. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $23 million.

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

Segment Overview

In 2018, we re-organized our operating segments and moved the microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; Raman spectroscopy, cell analysis plate based assays, flow cytometer; real-time cell analyzer, laboratory software for sample tracking, information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Net Revenue

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
	(in millions)
Net revenue	$2,270	$2,081	$1,992	9%	4%

Life science and applied markets business revenue in 2018 increased 9 percent compared to 2017. Foreign currency movements for 2018 had an overall favorable currency impact of 2 percentage points on revenue growth when compared to the same period last year. Geographically, revenue increased 8 percent in the Americas with no currency impact, increased 12 percent in Europe with a 5 percentage point favorable currency impact and increased 8 percent in Asia Pacific with a 1 percentage point favorable currency impact. From a product standpoint liquid chromatography mass spectrometry, spectroscopy and cell analysis systems led with double digit growth. Gas chromatography mass spectrometry and gas chromatography also posted strong results helped by growth in the chemical and energy markets.

End market performance in 2018 was led by pharmaceutical markets which were strong throughout the year. Chemical and energy markets kept the momentum from 2017 and delivered strong growth. Academic and government and environmental markets also delivered strong growth. Food market contracted mainly driven by consolidations of governmental agencies in China.

Life science and applied markets business revenue in 2017 increased 4 percent compared to 2016. From a product standpoint, gas chromatography mass spectrometry, software and informatics systems, and cell analysis systems led with double digit growth during the year. Gas chromatography returned to strong growth on the strength of rebounding chemical and energy markets. Liquid chromatography grew single digits compared to 2016 as the pharmaceutical markets moderated.

End market performance in 2017 showed a shift in growth trends from those of 2016. Chemical and energy markets rebounded sharply from the depressed levels of 2016 and delivered strong growth. The growth from pharmaceutical markets, which led the way in 2016, was modest reflecting difficult year on year comparisons. Food and environmental markets demonstrated continued growth during the year. Academic and government and diagnostic and clinical market sales saw improvement as the year progressed.

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

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2018 versus 2017, and 2017 versus 2016.

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
Total gross margin	61.3%	60.2%	58.8%	1 ppt	1 ppt
Operating margin	24.1%	22.5%	20.7%	2 ppts	2 ppts

(in millions)
Research and development	$219	$201	$191	9%	5%
Selling, general and administrative	$625	$585	$569	7%	3%
Income from operations	$547	$468	$412	17%	14%

Gross margin increased 1 percentage point in 2018 compared to 2017. The increase was due to increased volume and lower manufacturing material costs. Gross margin increased 1 percentage point in 2017 compared to 2016. The increase was due to a combination of moderate price increases, margin improvement initiatives, and reduced logistics costs.

Research and development expenses increased 9 percent in 2018 when compared to 2017. The increase in research and development was due to higher program funding in product development as well as wage and variable pay increases and unfavorable currency related effects. Research and development expenses increased 5 percent in 2017 when compared to 2016. Research and development expenses increased due to higher project investments across our businesses as well as higher wages and variable pay.

Selling, general and administrative expenses increased 7 percent in 2018 compared to 2017. Selling, general and administrative expenses increased due to increased marketing and sales force investments as well as wage and variable pay increases, higher share-based compensation expense and unfavorable currency related effects. Selling, general and administrative expenses increased 3 percent in 2017 compared to 2016. Selling, general and administrative expenses increased due to higher funding in marketing programs to promote newly released products as well as higher wages and variable pay.

Operating margin increased 2 percentage points in 2018 compared to 2017. The increase in operating margin was a product of revenue growth and improved gross margin offset slightly by unfavorable currency impact. Operating margin increased 2 percentage points in 2017 compared to 2016. Operating margin increased due to revenue growth paired with improvements from gross margin initiatives and moderate price increases.

Income from Operations

Income from operations in 2018 increased by $79 million or 17 percent when compared to 2017 on a revenue increase of $189 million. The increase was due to higher revenues and lower cost of sales on incremental revenues. Income from operations in 2017 increased by $56 million or 14 percent when compared to 2016 on a revenue increase of $89 million. The increase was due to higher revenues and lower cost of sales on incremental revenues.

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

Net Revenue

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
	(in millions)
Net revenue	$943	$860	$790	10%	9%

Diagnostics and genomics business revenue in 2018 increased 10 percent compared to 2017. Foreign currency movements for 2018 had an overall favorable impact on revenue growth of 3 percentage points when compared to the same period last year and acquisitions had an overall favorable impact on revenue growth of 2 percentage points when compared to the same period last year. Geographically, revenue increased 11 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 11 percent in Europe with a 6 percentage point favorable currency impact and increased 2 percent in Asia Pacific with a 1 percentage point favorable currency impact. The growth in the Americas was supported by continued strength in our genomics business, strong growth in the companion diagnostic business and our biomolecular analysis business. Europe results represented growth in our genomics and the biomolecular analysis business. The performance in Americas and Europe were led by growth in sales in genomics (particularly target enrichment and arrays). Asia Pacific, our relatively smaller region, increased due to higher shipment volumes in China.

The 10 percent revenue growth in 2018 was due to positive growth from all businesses and strength in Americas, Europe and China regions. This was led by revenue growth in our arrays and next generation sequencing solution portfolio offering within the genomics business mainly driven by SureSelect NGS target enrichment products, continued ramp in revenue growth in our reagent partnership business due to demand for our reagents and strength in our biomolecular analysis business consumables portfolio. The end markets in diagnostics and clinical research remain strong and growing driven by an aging population and lifestyle.

Diagnostics and genomics business revenue in 2017 increased 9 percent compared to 2016. The growth in the Americas was assisted by continued demand in our nucleic acid solutions division, growth in sales in our pathology business and continuing strong growth in the companion diagnostic business. Pathology growth was a result of strength in all regions led by our companion diagnostics ("CDx") assays and molecular pathology products. Europe results were assisted by growth in our genomics, pathology, and the companion diagnostic business. Growth in Asia Pacific reflected strength mainly in China and Japan.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as our OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We are investing in building further capacity in our nucleic acid business to address the future demand for the oligos. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets. For example, we completed the acquisitions of Lasergen and Advanced Analytical Technologies, Inc. ("AATI") during 2018.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business's margins, expenses and income from operations for 2018 versus 2017, and 2017 versus 2016.

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
Total gross margin	56.5%	55.2%	54.5%	1 ppt	1 ppt
Operating margin	18.9%	19.5%	16.6%	(1) ppt	3 ppts

(in millions)
Research and development	$109	$89	$87	22%	2%
Selling, general and administrative	$246	$218	$212	13%	3%
Income from operations	$178	$168	$131	6%	28%

Gross margin increased 1 percentage point in 2018 when compared to 2017 as gains from higher volumes were partially offset by increased wage and variable pay. Gross margin increased 1 percentage point in 2017 when compared to 2016, mainly driven out of higher volumes.

Research and development expenses increased 22 percent in 2018 when compared to 2017. The increase was mainly due to additional expenses related to the acquisition of Lasergen, increase in wages and variable pay and unfavorable currency movements. Research and development expenses increased 2 percent in 2017 when compared to 2016. The spending increase was related to an acquisition and higher wages and variable pay.

Selling, general and administrative expenses increased 13 percent in 2018 when compared to 2017. Selling, general and administrative expenses increase was due to the additional expenses related to the acquisitions of Lasergen and AATI, increases in wages and variable pay and unfavorable currency movements. Selling, general and administrative expenses increased 3 percent in 2017 when compared to 2016. Selling, general and administrative expenses increase was related to additional operating expenses associated with an acquisition and higher wages and variable pay partially offset by reduced expenses due to business improvement initiatives.

Operating margin decreased 1 percentage point in 2018 when compared to 2017. The decline in operating margin was due additional expenses related to the acquisitions of Lasergen and AATI. Operating margin increased 3 percentage points in 2017 when compared to 2016. The margin improvement was driven by higher revenue volumes partially offset by adding the cost structure of an acquisition and higher wages and variable pay.

Income from Operations

Income from operations in 2018 increased by $10 million or 6 percent when compared to 2017 on a revenue increase of $83 million. The increase was due to higher volumes partially offset by higher expenses related to the acquisitions. Income from operations in 2017 increased by $37 million or 28 percent when compared to 2016 on a revenue increase of $70 million. The increase was due to higher volumes and controlled expenses.

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

Net Revenue

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
	(in millions)
Total net revenue	$1,701	$1,531	$1,420	11%	8%

Agilent CrossLab business revenue in 2018 increased 11 percent when compared to 2017. Foreign currency movements for 2018 had an overall favorable impact of 2 percentage points when compared to 2017. Revenue growth in 2018 was driven by the entire portfolio, including all consumables, all major service categories and remarketed instruments. Geographically, revenue increased 7 percent in the Americas with no currency impact, increased 12 percent in Europe with a 6 percentage point favorable currency impact and increased 15 percent in Asia Pacific with a 2 percentage point favorable currency impact.

Agilent CrossLab business saw a broad based and sustained revenue growth in most key end markets throughout 2018, especially from the pharmaceutical and food markets. Agilent CrossLab business revenue in 2017 increased 8 percent when compared to 2016. Revenue growth in 2017 was led by increases in most service categories and in the remarketed instruments business.

Agilent CrossLab business saw positive revenue growth in all the key end markets in 2017, except in the forensics market. In 2017, revenue growth, from a percentage perspective, was led by the food market. The pharmaceutical and biotechnology market in 2017 saw slower growth than in 2016, but was still the primary growth driver from a volume perspective. The chemical and energy market provided the same level of solid revenue growth in 2017 as it did in 2016.

Looking forward, we anticipate that the balanced strength in nearly all key end markets will continue to drive the revenue growth in the near term. The Agilent CrossLab portfolio of products and services are well positioned to succeed in both accelerating and decelerating market conditions in any of our key end markets. Geographically, we remain optimistic on the market growth and market penetration opportunities in China and emerging markets. Other factors for near term revenue growth include our recently completed acquisitions of Ultra Scientific and ProZyme, as well as investment in our laboratory enterprise offerings and in our continuing expansion of our e-commerce sales channel.

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business's margins, expenses and income from operations for 2018 versus 2017 and 2017 versus 2016.

	Years Ended October 31,			2018 over 2017 Change	2017 over 2016 Change
	2018	2017	2016
Total gross margin	50.7%	49.5%	49.4%	1 ppt	—
Operating margin	23.3%	22.1%	22.3%	1 ppt	—

(in millions)
Research and development	$55	$49	$46	12%	7%
Selling, general and administrative	$410	$370	$339	11%	9%
Income from operations	$397	$338	$316	17%	7%

Gross margin for products and services increased 1 percentage points in 2018 when compared to 2017. Gross margin increase came primarily from higher sales volume. Gross margin was flat in 2017 when compared to 2016, due to the higher sales volume offset by higher wages and variable pay.

Research and development expenses increased 12 percent in 2018 when compared to 2017. Research and development increase was primarily due to higher wages across the various research organizations, and due to increased headcount in the areas of software development, iLab development and customer training curriculum development. Research and development expenses increased 7 percent in 2017 when compared to 2016, due to increased investment related to an acquisition, as well as higher wages and variable pay.

Selling, general and administrative expenses increased 11 percent in 2018 when compared to 2017. Selling, general and administrative expenses increased due to higher wages, higher variable pay, increased corporate infrastructure costs, and increased sales force investments. Selling, general and administrative expenses increased 9 percent in 2017 when compared to 2016, due to higher orders driving higher selling costs, as well as higher wages and variable pay and the additional operating expenses from an acquisition.

Operating margin increased 1 percentage point in 2018 when compared to 2017. The increase in operating margin was primarily due to higher sales volume. Operating margin was flat in 2017 when compared to 2016, due to higher sales volume helping to offset growth in the number of service workforce, higher wages and variable pay and higher field selling costs.

Income from Operations

Income from operations in 2018 increased by $59 million or 17 percent when compared to 2017 on a revenue increase of $170 million. Income from operations in 2017 increased by $22 million or 7 percent when compared to 2016 on a revenue increase of $111 million.

Financial Condition

Liquidity and Capital Resources

Our financial position as of October 31, 2018 consisted of cash and cash equivalents of $2,247 million as compared to $2,678 million as of October 31, 2017.

As of October 31, 2018, approximately $1,361 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. In 2018, we repatriated $1,921 million of the cash held outside the U.S. The cash remaining outside the U.S. can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

As a result of the Tax Act, we are required to pay a one-time transition tax of $426 million on deferred foreign income not previously subject to U.S. federal income tax. The transition tax is payable, beginning in fiscal year 2019 over eight years with 8 percent due in each of the first five years, 15 percent in year six, 20 percent in year seven and 25 percent in year eight.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,087 million in 2018 as compared to $889 million provided in 2017 and $793 million provided in 2016. We paid approximately $103 million under our variable and incentive pay programs, as compared to a total of $91 million paid during the same period of 2017. Net cash paid for income taxes was approximately $102 million in 2018, as compared to $63 million in 2017 and $67 million in 2016. For the year ended October 31, 2018, the net change in tax-related assets and liabilities of $552 million was due to the enactment of the U.S. Tax Act and primarily consisted of an estimated provision of $499 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate income tax rate. For the years ended October 31, 2018, 2017 and 2016, other assets and liabilities used cash of $4 million, used cash of $98 million and provided cash of $10 million, respectively. The increase in cash usage for the year ended October 31, 2017 in other assets and liabilities is primarily due to pension contributions and taxes.

In 2018, the change in accounts receivable used cash of $65 million, $81 million in 2017, and $33 million in 2016. Days' sales outstanding as of October 31, were 54 days in 2018, 55 days in 2017 and 51 days in 2016. The change in accounts payable provided cash of $40 million in 2018, provided cash of $2 million in 2017 and used cash of $15 million in 2016. Cash used in inventory was $83 million in 2018, in $61 million in 2017 and $7 million in 2016. Inventory days on-hand increased to 98 days in 2018 compared to 95 days in 2017 and increased compared to 92 days in 2016.

We contributed zero, $25 million and zero to our U.S. defined benefit plans in 2018, 2017 and 2016, respectively. We contributed $21 million, $21 million and $24 million to our non-U.S. defined benefit plans in 2018, 2017 and 2016, respectively. We contributed less than $1 million in 2018, 2017 and 2016 to our U.S. post-retirement benefit plans. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Total contributions in 2018 were $21 million or 54 percent less than 2017. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2019. We expect to contribute $23 million to our non-U.S. defined benefit plans during 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2018 was $704 million and in 2017 was $305 million as compared to net cash used of $238 million in 2016.

Investments in property, plant and equipment were $177 million in 2018, $176 million in 2017 and $139 million in 2016. In 2018 we invested $516 million in acquisitions of businesses and intangible assets, net of cash acquired for the acquisition of seven businesses compared to the acquisition of two businesses for $128 million in 2017 and the acquisition of two businesses for $261 million in 2016. In 2018 there were approximately $11 million purchases of cost method investments compared to $1 million outlay in 2017 and $80 million in 2016. Change in restricted cash and cash equivalents was $1 million inflow in 2018, $1 million outflow in 2017 and $245 million inflow in 2016, respectively (changes in 2016 related to our Seahorse Biosciences acquisition).

Net Cash Used in Financing Activities

Net cash used in financing activities in 2018 was $797 million compared to $202 million in 2017 and $268 million in 2016, respectively.

Treasury Stock Repurchases

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2016 we repurchased 2 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the year ended October 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017, we repurchased approximately 4.1 million shares for $194 million under this authorization. During the year ended October 31, 2018 we repurchased and retired approximately 6.4 million shares for $422 million under this authorization. As of October 31, 2018, we had remaining authorization to repurchase up to $188 million of our common stock under this program which expired on November 1, 2018.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

Dividends

For the years ended October 31, 2018, 2017 and 2016 cash dividends of $191 million, $170 million and $150 million were paid on the company's outstanding common stock, respectively. On November 14, 2018 we declared a quarterly dividend of $0.164 per share of common stock, or approximately $52 million which will be paid on January 23, 2019 to shareholders of record as of the close of business on December 31, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facility

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of October 31, 2018, the company had no borrowings outstanding under the facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2018 and 2017.

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2018 was $7 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2018 was $1 million.

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes.The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2018 was $7 million.

Off Balance Sheet Arrangements and Other

We have contractual commitments for non-cancelable operating leases. See Note 14, "Commitments and Contingencies", to our consolidated financial statements for further information on our non-cancelable operating leases.

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

The following table summarizes our total contractual obligations at October 31, 2018 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$42	$58	$23	$57
Commitments to contract manufacturers and suppliers	412	2	—	—
Other purchase commitments	80	—	—	—
Retirement plans	23	—	—	—
Transitional pension contributions to our U.S. 401(k) plan	$7	$15	$3	$—
Total	$564	$75	$26	$57

Operating Leases.    Commitments under operating leases relate primarily to leasehold property, see Note 14, "Commitments and Contingencies".

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

In addition to the above mentioned commitments to contract manufacturers and suppliers, in the past we recorded a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with our policy relating to excess inventory. As of October 31, 2018, the liability for our firm, non-cancelable and unconditional purchase commitments was less than $1 million, $1 million as of October 31, 2017 and less than $1 million as of October 31, 2016. These amounts are included in other accrued liabilities in our consolidated balance sheet.

Other Purchase Commitments.    We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts without penalties. For those contracts that are not cancelable without penalties, we are disclosing the termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $80 million within the next year. Approximately $27 million of the new contracts relate to penalties that will reduce over the next 15 years.

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

We had no material off-balance sheet arrangements as of October 31, 2018 or October 31, 2017.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2018 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$500	$1,000	$300
Credit facility(1)	—	—	—	—
Interest expense	70	116	79	27
Transition tax(2)	34	68	68	256
Total	$104	$684	$1,147	$583
(1) The credit facility expires on September 15, 2019.
(2) The transition tax payable may be adjusted based on our 2018 tax return filings.

Other long-term liabilities as of October 31, 2018 and October 31, 2017 include $607 million and $131 million, respectively, related to long-term income tax liabilities. Of these amounts, $215 million and $131 million related to uncertain tax positions as of October 31, 2018 and October 31, 2017, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $392 million in other long-term liabilities relates to the one-time transition tax payable after fiscal year 2019. The transition tax is payable, beginning in fiscal year 2019 over eight years with 8 percent due in each of the first five years, 15 percent in year six, 20 percent in year seven and 25 percent in year eight.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent of our revenue in 2018, 51 percent of our revenue in 2017 and 54 percent of our revenues in 2016 were generated in U.S. dollars.The favorable effects of changes in foreign currency exchange rates, principally as a result of the strengthening of the U.S. dollar, has increased revenue by approximately 2 percentage points in the year ended October 31, 2018. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter to the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2018 and 2017, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2018 and 2017, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2018 and October 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended October 31, 2018, including the related notes and financial statement schedule appearing under Item 15(a)(2). (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and October 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
December 20, 2018

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2018	2017	2016
	(in millions, except per share data)
Net revenue:
Products	$3,746	$3,397	$3,213
Services and other	1,168	1,075	989
Total net revenue	4,914	4,472	4,202
Costs and expenses:
Cost of products	1,588	1,462	1,457
Cost of services and other	639	601	548
Total costs	2,227	2,063	2,005
Research and development	385	339	329
Selling, general and administrative	1,374	1,229	1,253
Total costs and expenses	3,986	3,631	3,587
Income from operations	928	841	615
Interest income	38	22	11
Interest expense	(75)	(79)	(72)
Other income (expense), net	55	19	(10)
Income before taxes	946	803	544
Provision for income taxes	630	119	82
Net income	$316	$684	$462

Net income per share:
Basic	$0.98	$2.12	$1.42
Diluted	$0.97	$2.10	$1.40

Weighted average shares used in computing net income per share:
Basic	321	322	326
Diluted	325	326	329

Cash dividends declared per common share	$0.596	$0.528	$0.460

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2018	2017	2016

Net income	$316	$684	$462
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $0 and $(4)	6	—	(6)
Amounts reclassified into earnings related to derivative instruments, net of tax expense of $1, $0 and $0	3	(1)	3
Foreign currency translation, net of tax expense of $7, $3 and $3	(58)	41	(8)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense (benefit) of $(3), $52, and $(42)	(7)	123	(86)
Change in net prior service benefit, net of tax benefit of $(2), $(3), and $(8)	(6)	(6)	(15)
Other comprehensive income (loss)	(62)	157	(112)
Total comprehensive income	$254	$841	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2018	2017
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$2,678
Accounts receivable, net	776	724
Inventory	638	575
Other current assets	187	192
Total current assets	3,848	4,169
Property, plant and equipment, net	822	757
Goodwill	2,973	2,607
Other intangible assets, net	491	361
Long-term investments	68	138
Other assets	339	394
Total assets	$8,541	$8,426
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$340	$305
Employee compensation and benefits	304	276
Deferred revenue	324	291
Short-term debt	—	210
Other accrued liabilities	203	181
Total current liabilities	1,171	1,263
Long-term debt	1,799	1,801
Retirement and post-retirement benefits	239	234
Other long-term liabilities	761	293
Total liabilities	3,970	3,591
Commitments and contingencies (Note 14)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 318 million shares at October 31, 2018 and 322 million shares at October 31, 2017 issued	3	3
Additional paid-in-capital	5,308	5,300
Accumulated deficit	(336)	(126)
Accumulated other comprehensive loss	(408)	(346)
Total stockholders' equity	4,567	4,831
Non-controlling interest	4	4
Total equity	4,571	4,835
Total liabilities and equity	$8,541	$8,426
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$316	$684	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	212	246
Share-based compensation	70	60	58
Deferred taxes	(16)	102	3
Excess and obsolete inventory related charges	26	24	20
Gain on step acquisition	(20)	—	—
Asset impairment charges	21	—	4
Impairment of equity method investment and loans	—	—	25
Other	9	7	15
Changes in assets and liabilities:
Accounts receivable, net	(65)	(81)	(33)
Inventory	(83)	(61)	(7)
Accounts payable	40	2	(15)
Employee compensation and benefits	31	38	15
Changes in assets and liabilities due to Tax Act	552	—	—
Interest rate swap payments	—	—	(10)
Other assets and liabilities	(4)	(98)	10
Net cash provided by operating activities	1,087	889	793
Cash flows from investing activities:
Investments in property, plant and equipment	(177)	(176)	(139)
Proceeds from the sale of property, plant and equipment	1	—	—
Proceeds from the sale of investment securities	—	—	1
Proceeds from divestitures	—	2	—
Payment to acquire cost method investment	(11)	(1)	(80)
Payment in exchange for convertible note	(2)	(1)	(1)
Loan to equity method investment	—	—	(3)
Change in restricted cash, cash equivalents and investments, net	1	(1)	245
Acquisitions of businesses and intangible assets, net of cash acquired	(516)	(128)	(261)
Net cash used in investing activities	(704)	(305)	(238)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	56	66	62
Payment of taxes related to net share settlement of equity awards	(30)	(14)	(6)
Treasury stock repurchases	(422)	(194)	(434)
Payment of dividends	(191)	(170)	(150)
Issuance of senior notes	—	—	299
Debt issuance costs	—	—	(2)
Proceeds from debts and credit facility	483	400	255
Repayment of debts and credit facility	(693)	(290)	(292)
Net cash used in financing activities	(797)	(202)	(268)
Effect of exchange rate movements	(17)	7	(1)
Net increase (decrease) in cash and cash equivalents	(431)	389	286
Cash and cash equivalents at beginning of year	2,678	2,289	2,003
Cash and cash equivalents at end of year	$2,247	$2,678	$2,289

Supplemental cash flow information:
Income tax payments, net	$102	$63	$67
Interest payments	$80	$82	$73
Non-cash change in investments in property, plant and equipment -increase (decrease)	$(5)	$29	$(12)

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2015	610,854	$6	$9,045	(279,395)	$(10,074)	$5,581	$(391)	$4,167	$3	$4,170
Adjustment due to adoption of ASU 2016-09	—	—	—	—	—	196	—	196	—	196
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	462	—	462	—	462
Other comprehensive loss	—	—	—	—	—	—	(112)	(112)	—	(112)
Total comprehensive income								350		350
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(150)	—	(150)	—	(150)
Share-based awards issued	2,682	—	56	—	—	—	—	56	—	56
Repurchase of common stock	—	—	—	(10,680)	(434)	—	—	(434)	—	(434)
Share-based compensation	—	—	58	—	—	—	—	58	—	58
Balance as of October 31, 2016	613,536	$6	$9,159	(290,075)	$(10,508)	$6,089	$(503)	$4,243	$3	$4,246
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	684	—	684	—	684
Other comprehensive income	—	—	—	—	—	—	157	157	—	157
Total comprehensive income								841		841
Cash dividends declared ($0.528 per common share)	—	—	—	—	—	(170)	—	(170)	—	(170)
Change in non-controlling interest	—	—	—	—	—	—	—	—	1	1
Share-based awards issued	2,621	—	51	—	—	—	—	51	—	51
Repurchase of common stock	—	—	—	(4,107)	(194)	—	—	(194)	—	(194)
Retirement of treasury stock	(294,182)	(3)	(3,970)	294,182	10,702	(6,729)	—	—	—	—
Share-based compensation	—	—	60	—	—	—	—	60	—	60
Balance as of October 31, 2017	321,975	$3	$5,300	—	$—	$(126)	$(346)	$4,831	$4	$4,835
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	316	—	316	—	316
Other comprehensive income	—	—	—	—	—	—	(62)	(62)	—	(62)
Total comprehensive income								254		254
Cash dividends declared ($0.596 per common share)	—	—	—	—	—	(191)	—	(191)	—	(191)
Share-based awards issued	2,176	—	25	—	—	—	—	25	—	25
Repurchase of common stock	—	—	—	(6,436)	(422)	—	—	(422)	—	(422)
Retirement of treasury stock	(6,436)	—	(87)	6,436	422	(335)	—	—	—	—
Share-based compensation	—	—	70	—	—	—	—	70	—	70
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
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

Revision of Services and Other, Product Net Revenue and related Cost of Sales.  In 2018, we identified a stream of service revenue that had been presented as product revenue in the prior years.  We have revised prior year's presentation to show the revenue within services and other to conform with the current presentation in fiscal 2018.   The cost of sales associated with these newly identified service revenue has also been revised to align with the new presentation. For the years ended October 31, 2017 and 2016 service and other revenue increased $13 million and $14 million, respectively, and service and other cost of sales increased $7 million in both periods, with corresponding reductions in product revenue and cost of sales. These corrections to the classifications are not considered to be material to current or prior periods and had no impact to our results of operations previously reported in our consolidated statement of operations.

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

Accounts Receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2018 and 2017 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of product returns.

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

In May 2018, we re-organized our operating segments and moved our microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. As a result, we reassigned approximately $45 million of goodwill from our life sciences and applied markets segment to our diagnostics and genomics segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2017 and 2016, have been recast to conform to this new presentation.

In fiscal year 2018, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2018. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2018, 2017 and 2016.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e. greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2018. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. During the year ended October 31, 2018 and 2017, there were no impairments of indefinite-lived intangible assets. Based on triggering events in the year ended October 31, 2016, we recorded an impairment of $4 million due to the cancellation of certain IPR&D projects.

Share-Based Compensation.    For the years ended 2018, 2017 and 2016, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $71 million in 2018, $61 million in 2017 and $60 million in 2016. See Note 3, "Share-based Compensation" for additional information.

Retirement and Post-Retirement Plans. Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. Assumptions used to determine the benefit obligations and the expense for these plans are derived annually. See Note 12, “Retirement plans and post-retirement pension plans” for additional information.

Taxes on Income.    Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. See Note 4, "Income Taxes" for more information.

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

Advertising.    Advertising costs are generally expensed as incurred and amounted to $41 million in 2018, $38 million in 2017 and $30 million in 2016.

Research and Development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Sales Taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net Income Per Share.    Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potential common shares outstanding during the period unless the effect is anti-dilutive. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. See Note 5, "Net Income Per Share".

Cash, Cash Equivalents and Short Term Investments.  We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2018, approximately $1,361 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. In 2018, we repatriated $1,921 million of the cash held outside the U.S. The cash remaining outside the U.S. can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. Our cash and cash equivalents mainly consist of short term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

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

During the year ended October 31, 2016, Agilent made a preferred stock investment in Lasergen for $80 million. This investment in Lasergen was accounted for under the cost method. Agilent’s initial ownership stake was 48 percent and included an option to acquire the remaining shares until March 2018. During the year ended October 31, 2018, we exercised our option and acquired all of the remaining shares of Lasergen, Inc. that we did not already own for an additional cash consideration of approximately $107 million. The fair value remeasurement of our previous investment immediately before the acquisition resulted in a net gain of $20 million and was recorded in other income.  Lasergen was previously considered a VIE. As of October 31, 2018, we have no VIE's.
Investments. Cost method investments consist of non-marketable equity securities and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments is determined using quoted market prices for those securities when available. For those long-term equity investments accounted for under the cost or equity method, their carrying value approximates their estimated fair value. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2018 or 2017 . The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy is lower than the carrying value by approximately $15 million as of October 31, 2018 and exceeds the carrying value by approximately $58 million as of October 31, 2017. The change in the fair value over carrying value in the year ended October 31, 2018 is primarily due to increased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 10, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of combined accounts receivable as of October 31, 2018, or 2017.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, changes in the value of the effective portion of the derivative instrument is recognized in comprehensive income (loss), a component of stockholders' equity. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. Ineffectiveness in 2018, 2017 and 2016 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

Leases.    We lease buildings, machinery and equipment under operating leases for original terms ranging generally from one year to twenty years. Certain leases contain renewal options for periods up to six years. In addition, we lease equipment to customers in connection with our diagnostics business using both capital and operating leases. As of October 31, 2018 and 2017 our diagnostics and genomics segment has approximately $32 million and $27 million, respectively, of lease receivables related to capital leases and approximately $20 million and $22 million, respectively, of net assets for operating leases.  We depreciate the assets related to the operating leases over their estimated useful lives, typically five years.

Capitalized Software.    We capitalize certain internal and external costs incurred to acquire or create internal use software. Capitalized software is included in property, plant and equipment and is depreciated over three to five years once development is complete.

Impairment of Long-Lived Assets.    We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During 2018, we recorded an impairment charge of $21 million related to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable.

Employee Compensation and Benefits.    Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $107 million and $101 million as of October 31, 2018, and 2017, respectively.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and was $3 million loss for 2018, $2 million loss for 2017 and $5 million loss for 2016, respectively.

2.     NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new revenue recognition guidance, Accounting Standard Codification Topic 606, Revenue from contract with customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The objective of the new revenue standard is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance is effective for us at the beginning of our fiscal year 2019. We will adopt this standard on November 1, 2018 through application of the modified retrospective method reflecting the cumulative effect of initially applying the new guidance to revenue recognition in the first quarter of fiscal 2019. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. We expect that in some cases the revenue recognition timing under the new guidance will change from current practice.  We have substantially completed our analysis of the impact of the new guidance in 2018. While the timing of revenue recognition for some of the company’s sales transactions will be affected by the new guidance, the impact is not expected to be material. The cumulative impact to beginning retained earnings from adopting the new revenue standard is expected to be a credit of less than $30 million.

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

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning November 1, 2019 using a modified retrospective approach. We are in the process of assessing the impact of the new guidance on our financial statements and consider that the most notable impact upon the adoption of the new standard will be the recognition of a material right-of-use asset and lease liability for our real estate and automobile leases.

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning November 1, 2018, and for interim periods within that year. We do not expect the impact of the amendments to have a material impact on our consolidated statement of cash flows and disclosures.

In October 2016, the FASB issued amendments to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendments are effective for us beginning November 1, 2018, and for interim periods within that year. There is no material impact expected to our cumulative retained earnings on adoption of these amendments.

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning November 1, 2018, and for interim periods within that year. We do not expect the impact of the amendments to have a material impact on our consolidated statement of cash flows and disclosures.

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

In March 2017, the FASB issued guidance on the presentation of the net periodic pension and postretirement benefit cost. This guidance also specifies that only the service cost component of net benefit cost is eligible for capitalization. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and below operating income in the statement of operations. The amendments are effective for us beginning November 1, 2018, including interim periods within those annual periods. We expect the adoption of this guidance to result in an impact of approximately $20 million of income reclassified from our income from operations to other income (expense) on our consolidated statement of operations in fiscal year 2019. In future filings, we will revise our prior periods to conform to the new presentation required under this guidance.

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

In August 2017, the FASB issued amendments to hedge accounting intended to better align a company's risk management strategies and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments expand and refine accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. The amendments are effective for us beginning November 1, 2019, including the interim periods within those annual periods. We expect to early adopt this guidance beginning November 1, 2018. We do not expect the the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

In February 2018, the FASB issued amendments to reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted in December 2017 that reduced the U.S. federal corporate income tax rate and made other changes to U.S. federal tax laws. The amendments in this update also require certain disclosures about stranded tax effects. The amendments are effective for us beginning November 1, 2019, and for interim periods within that fiscal year and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We expect to adopt this guidance on November 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures upon adoption.

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

In August 2018, the FASB issued updates to improve the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement which eliminates certain disclosure requirements and modifies others. These amendments are effective for us beginning November 1, 2020, and for interim periods within that year with early adoption permitted. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued updates to improve the effectiveness of disclosures for defined benefit plans under Accounting Standard Codification Topic 715-20. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. These amendments are effective for us beginning November 1, 2021, with early adoption permitted. We currently do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

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

Description of Share-Based Plans

Employee Stock Purchase Plan.    Effective November 1, 2000, we adopted the ESPP. The ESPP allows eligible employees to contribute up to ten percent of their base compensation to purchase shares of our common stock at 85 percent of the closing market price at purchase date. Currently, there are 75 million shares authorized for issuance in connection with the ESPP.

Under our ESPP, employees purchased 558,116 shares for $32 million in 2018, 618,270 shares for $26 million in 2017 and 696,178 shares for $23 million in 2016. As of October 31, 2018, the number of shares of common stock authorized and available for issuance under our ESPP was 26,937,115. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participants contributions totaling $17 million as of October 31, 2018.

Incentive Compensation Plans.    On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2009 plan replaced the Agilent Technologies, Inc. Amended and Restated 1999 Stock Plan and 1999 Non-Employee Director Stock Plan. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2018, 6,158,260 shares were available for future awards under the 2018 Stock Plan.

Stock options under the 2018 Stock Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options were granted prior to November 1, 2015 and generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. Agilent issues new shares of common stock when employee stock options are exercised.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program administered under the 2018 Stock Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made in 2016 were based on Operating

Margin (“OM”) and the performance grants made in 2017 and 2018 were based on Earnings Per Share ("EPS"). In the case of LTPP-OM, the performance targets for all the three years of performance period are set at the time of grant. The performance targets for LTPP-EPS grants for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Cost of products and services	$16	$15	$14
Research and development	7	6	6
Selling, general and administrative	48	40	40
Total share-based compensation expense	$71	$61	$60

At October 31, 2018 and 2017 there was no share-based compensation capitalized within inventory.

Valuation Assumptions

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

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2018	2017	2016
LTPP:
Volatility of Agilent shares	21%	23%	24%
Volatility of selected peer-company shares	14%-66%	15%-63%	14%-50%
Pair-wise correlation with selected peers	32%	36%	35%

Post-vest restriction discount for all executive awards	4.8%	5.3%	5.5%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulations model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For the LTPP (TSR) grants in 2016, we used the 3-year average historical stock price volatility of a group of our peer companies and an expected dividend yield to compute the discount. We believed our historical volatility prior to the separation of Keysight in 2015 was no longer relevant to use. For LTPP (TSR) grants in 2017 and thereafter, we used our own historical stock price volatility.

All LTPP awards granted to our executives have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares.

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2018.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2017	2,761	$34
Exercised	(753)	$32
Forfeited	(11)	$41
Outstanding at October 31, 2018	1,997	$35

The options outstanding and exercisable for equity share-based payment awards at October 31, 2018 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0 - 25	87	1.0	$22	$3,744	87	1.0	$22	$3,744
$25.01 - 30	674	3.5	$26	25,862	674	3.5	$26	25,862
$30.01 - 40	375	5.1	$39	9,635	375	5.1	$39	9,635
$40.01 - over	861	6.0	$41	20,579	577	6.0	$41	13,793
	1,997	4.8	$35	$59,820	1,713	4.6	$34	$53,034

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $64.79 at October 31, 2018, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2018 was approximately 1.7 million.

The following table summarizes the aggregate intrinsic value of options exercised in 2018, 2017 and 2016:

	Aggregate Intrinsic Value	Weighted Average Exercise Price
	(in thousands)
Options exercised in fiscal 2016	$26,913	$25
Options exercised in fiscal 2017	$36,175	$30
Options exercised in fiscal 2018	$28,417	$32

As of October 31, 2018, the unrecognized share-based compensation costs for outstanding stock option awards, net of expected forfeitures, was not material. The amount of cash received from the exercise of share-based awards granted was $56 million in 2018, $66 million in 2017 and $62 million in 2016.

Non-Vested Awards

The following table summarizes non-vested award activity in 2018 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2017	3,302	$43
Granted	1,136	$68
Vested	(1,377)	$42
Forfeited	(172)	$51
Change in LTPP shares in the year due to exceeding performance targets	292	$—
Non-vested at October 31, 2018	3,181	$49

As of October 31, 2018, the unrecognized share-based compensation costs for non-vested restricted stock awards, net of expected forfeitures, was approximately $74 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $58 million for 2018, $42 million for 2017 and $21 million for 2016.

4.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
U.S. operations	$169	$116	$27
Non-U.S. operations	777	687	517
Total income before taxes	$946	$803	$544

The provision for income taxes is comprised of:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
U.S. federal taxes:
Current	$520	$15	$(1)
Deferred	51	110	19
Non-U.S. taxes:
Current	95	1	77
Deferred	(22)	(7)	(14)
State taxes, net of federal benefit:
Current	1	1	3
Deferred	(15)	(1)	(2)
Total provision	$630	$119	$82

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Profit before tax times statutory rate	$221	$281	$190
State income taxes, net of federal benefit	—	2	2
Non-U.S. income taxed at different rates	(93)	(43)	(68)
Change in unrecognized tax benefits	(17)	(110)	(27)
U.S Tax Reform	552	—	—
Valuation allowances	—	1	18
Adjustments to earnings of foreign subsidiaries	—	—	(11)
Other, net	(33)	(12)	(22)
Provision for income taxes	$630	$119	$82
Effective tax rate	66.6%	14.8%	15.1%

For 2018, the company's income tax expense was $630 million with an effective tax rate of 66.6 percent. For the year ended October 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $552 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) as discussed below.

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

For 2016, the company’s income tax expense was $82 million with an effective tax rate of 15.1 percent. The income tax provision for the year ended October 31, 2016 included net discrete tax expense of $17 million primarily due to tax expense related to the establishment of a valuation allowance on an equity method impairment that would generate a capital loss when realized.

The company has negotiated tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027, see Note 19, "Subsequent Events" for more information. Other tax holidays are due for renewal 2019 and 2020. As a result of the incentives, the impact of the tax holidays decreased income taxes by $87 million, $93 million, and $86 million in 2018, 2017, and 2016, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.27, $0.29, and $0.26 in 2018, 2017 and 2016, respectively.

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the Tax Act enactment date. For the year ended October 31, 2018, the company recognized income tax expense related to the Tax Act of $552 million which includes (1) an expense of $499 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an expense of $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate tax rate as described below. As of October 31, 2018, the company has completed the accounting for all the impacts of the Tax Act except for the policy election for the treatment of the tax on GILTI inclusions.

Deemed Repatriation Transition Tax ("Transition Tax"): The Transition Tax is based on the company’s total unrepatriated post-1986 earnings and profits ("E&P") of its foreign subsidiaries and the amount of non-U.S. taxes paid (Tax Pools) on such earnings. Historically, the company permanently reinvested a significant portion of these post-1986 E&P outside the U.S. For the remaining portion, the company previously accrued deferred taxes. Since the Tax Act required all foreign earnings to be taxed currently, the company recorded an income tax expense of $651 million for its one-time transition U.S. federal tax and a benefit of $152 million for the reversal of related deferred tax liabilities. The resulting $499 million net transition tax, reduced by existing tax credits, will be paid over 8 years in accordance with the election available under the Tax Act. We have completed our accounting for charges related to the Transition Tax.

Reduction of U.S. Federal Corporate Tax Rate: The reduction of the corporate income tax rate requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment. The amount recorded for the year ended October31, 2018 for the remeasurement due to tax rate change is $53 million. We have completed our accounting for the measurement of deferred taxes.

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

Indefinite Reinvestment Assertion: Prior to the enactment of the Tax Act, the company had indefinite investment assertion on a significant portion of its undistributed earnings from foreign subsidiaries. As a result of the enactment of the Tax Act, we have reevaluated our historic assertion and no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. The company repatriated $1,921 million of foreign earnings in fiscal year 2018. The company has recorded a deferred tax liability of $11 million for foreign withholding taxes on repatriation of remaining undistributed earnings.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	October 31,
	2018		2017
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in millions)
Inventory	$7	$—	$16	$—
Intangibles	—	112	—	93
Property, plant and equipment	8	—	12	—
Warranty reserves	8	—	12	—
Pension benefits and retiree medical benefits	49	—	70	—
Employee benefits, other than retirement	34	—	28	—
Net operating loss, capital loss, and credit carryforwards	185	—	328	—
Unremitted earnings of foreign subsidiaries	—	18	—	163
Share-based compensation	31	—	45	—
Deferred revenue	38	—	45	—
Other	4	3	1	—
Subtotal	364	133	557	256
Tax valuation allowance	(135)	—	(138)	—
Total deferred tax assets or deferred tax liabilities	$229	$133	$419	$256

The decrease in 2018 as compared to 2017 for the deferred tax asset and liabilities was primarily due to the Tax Act.

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2018, we continued to maintain a valuation allowance of $135 million until sufficient positive evidence exists to support reversal. The valuation allowance is mainly related to deferred tax assets for California R&D credits, net operating losses in the state of Colorado and the Netherlands and capital losses in the U.S. and foreign jurisdictions.

At October 31, 2018, we had federal, state and foreign net operating loss carryforwards of approximately $21 million, $671 million and $330 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2019. If not utilized, $140 million of the foreign net operating loss carryforwards will begin to expire in 2019. The remaining $190 million of the foreign net operating losses carry forward indefinitely. At October 31, 2018, we had federal and foreign capital loss carryforwards of $48 million and $119 million, respectively. If not utilized, the federal capital loss carryforwards will expire in 2022. The foreign capital losses carry forward indefinitely. At October 31, 2018, we had state tax credit carryforwards, net of reserves of approximately $41 million. The state tax credits carry forward indefinitely.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2018	2017
	(in millions)
Long-term deferred tax assets (included within other assets)	$165	$240
Long-term deferred tax liabilities (included within other long-term liabilities)	(69)	(77)
Total	$96	$163

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2018	2017
	(in millions)
Current income tax assets (included within other current assets)	$59	$77
Long-term income tax assets (included within other assets)	19	18
Current income tax liabilities (included within other accrued liabilities)	(71)	(55)
Long-term income tax liabilities (included within other long-term liabilities)	(607)	(131)
Total	$(600)	$(91)

The aggregate changes in the balances of our unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2018	2017	2016
	(in millions)
Balance, beginning of year	$224	$293	$289
Additions for tax positions related to the current year	27	32	31
Additions for tax positions from prior years	2	1	1
Reductions for tax positions from prior years	(13)	(3)	(27)
Settlements with taxing authorities	—	(52)	—
Statute of limitations expirations	(26)	(47)	(1)
Balance, end of year	$214	$224	$293

As of October 31, 2018, we had $214 million of unrecognized tax benefits of which $190 million, if recognized, would affect our effective tax rate.

We recognized a tax expense of $11 million, a tax benefit of $9 million and a tax expense of $2 million of interest and penalties related to unrecognized tax benefits in 2018, 2017 and 2016, respectively. Interest and penalties accrued as of October 31, 2018 and 2017 were $27 million and $16 million, respectively.

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. There were no substantial changes to the status of these open tax years during 2018. The U.S. statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018. The statute expiration resulted in the recognition of previously unrecognized tax benefits of $23 million.

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

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Numerator:
Net income	$316	$684	$462
Denominators:
Basic weighted average shares	321	322	$326
Potential common shares — stock options and other employee stock plans	4	4	3
Diluted weighted average shares	325	326	329

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

We exclude stock options with exercise prices greater than the average market price of our common stock from the calculation of diluted earnings per share because their effect would be anti-dilutive. In addition, we exclude from the calculation of diluted earnings per share, stock options, ESPP, LTPP and restricted stock awards whose combined exercise price and unamortized fair value collectively were greater than the average market price of our common stock because their effect would also be anti-dilutive.

In 2018, 2017 and 2016, we issued approximately 2 million, 3 million and 3 million, of share-based awards, respectively.  For the years ended 2018, 2017 and 2016, options to purchase 36,200 shares, 200 shares and 1.1 million shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

6.     INVENTORY

	October 31,
	2018	2017
	(in millions)
Finished goods	$386	$363
Purchased parts and fabricated assemblies	252	212
Inventory	$638	$575

Inventory-related excess and obsolescence charges, included in continuing operations, of $26 million were recorded in total cost of products in 2018, $24 million in 2017 and $20 million in 2016, respectively. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

7.     PROPERTY, PLANT AND EQUIPMENT, NET

	October 31,
	2018	2017
	(in millions)
Land	$55	$56
Buildings and leasehold improvements	952	886
Machinery and equipment	512	470
Software	141	188
Total property, plant and equipment	1,660	1,600
Accumulated depreciation and amortization	(838)	(843)
Property, plant and equipment, net	$822	$757

In 2018, we retired approximately $68 million of fully depreciated assets, primarily related to software, that were no longer in use. There were less than $1 million asset impairments in 2018 and no asset impairments in 2017 and 2016. Depreciation expenses were $102 million in 2018, $94 million in 2017 and $95 million in 2016.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill balances at October 31, 2018, 2017 and 2016 and the movements in 2018 and 2017 for each of our reportable segments are shown in the table below:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2016	$745	$1,268	$504	$2,517
Foreign currency translation impact	2	10	—	12
Goodwill arising from acquisitions	26	52	—	78
Goodwill as of October 31, 2017	$773	$1,330	$504	$2,607
Foreign currency translation impact	(7)	(4)	(4)	(15)
Goodwill arising from acquisitions	37	281	63	381
Goodwill as of October 31, 2018	$803	$1,607	$563	$2,973

In May 2018, we re-organized our operating segments and moved our microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. As a result, we reassigned approximately $45 million of goodwill from our life sciences and applied markets segment to our diagnostics and genomics segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2017 and 2016, have been recast to conform to this new presentation.

As of September 30, 2018, we assessed goodwill impairment for our reporting units and no impairment was indicated.

The component parts of other intangible assets at October 31, 2018 and 2017 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2017:
Purchased technology	$855	$646	$209
Trademark/Tradename	149	73	76
Customer relationships	151	112	39
Third-party technology and licenses	$27	$14	$13
Total amortizable intangible assets	$1,182	$845	$337
In-Process R&D	24	—	24
Total	$1,206	$845	$361
As of October 31, 2018:
Purchased technology	$947	$683	$264
Trademark/Tradename	151	88	63
Customer relationships	107	63	44
Third-party technology and licenses	$28	$19	$9
Total amortizable intangible assets	$1,233	$853	$380
In-Process R&D	111	—	111
Total	$1,344	$853	$491

In 2018, we acquired seven businesses, for a combined purchase price of approximately $536 million. The largest of which was Advanced Analytical Technologies, Inc. ("AATI") for approximately $268 million in cash. The financial results of all these businesses have been included in our financial results from the date of the business’ respective close. We have not included the pro forma impact of these acquisitions since they are not material individually or in aggregate to our current or prior period results. During 2018, we recorded additions to goodwill of $381 million and to other intangible assets of $262 million related to the acquisition of these businesses. During 2018, other intangible assets, net decreased $1 million, due to the impact of foreign exchange translation.

During 2017, we recorded additions to goodwill of $78 million and to intangible assets of $52 million related to the acquisition of two businesses. During the year other intangible assets decreased $5 million, due to the impact of foreign exchange translation.

During 2018, we also wrote-off the gross carrying amount of $89 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

During 2018, we recorded an impairment charge of $21 million related to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable. In 2017, there were no impairments of other intangible assets recorded. In 2016, we recorded impairments of other intangibles related to the cancellation of in-process research and development projects of $4 million.

Amortization expense of intangible assets was $110 million in 2018, $120 million in 2017, and $154 million in 2016.

Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2019	$94
2020	$79
2021	$65
2022	$51
2023	$41
Thereafter	$50

9.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2018 and 2017 (net book value):

	October 31,
	2018	2017
	(in millions)
Long-Term
Cost method investments	$38	$106
Trading securities	30	32
Total	$68	$138

During 2018, we acquired all of the remaining shares of Lasergen, Inc. (Lasergen), for an additional cash consideration of approximately $107 million, an investment that was accounted for under the cost method in 2017 for approximately $80 million. The fair value remeasurement of our previous investment immediately before the acquisition resulted in a net gain of $20 million and was recorded in other income. Cost method investments consist of non-marketable equity securities and a fund and are accounted for at historical cost. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

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

Amounts included in other income (expense), net for the appropriate share of loss on equity method investments and other than temporary impairments were as follows:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Equity method investments - share of losses	$—	$—	$(10)
Equity method investments - other than temporary impairments	—	—	(18)
Total	$—	$—	$(28)

Net unrealized gains on our trading securities portfolio were $1 million in 2018, $4 million in 2017 and $1 million in 2016.

10.   FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 were as follows:

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,355	$1,355	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,401	$1,385	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$35	$—	$35	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 were as follows:

		Fair Value Measurement at October 31, 2017 Using
	October 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,659	$1,659	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	32	32	—	—
Total assets measured at fair value	$1,695	$1,691	$4	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	32	—	32	—
Total liabilities measured at fair value	$38	$—	$38	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2018, 2017 and 2016:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Long-lived assets held and used	$21	$—	$4
Long-lived assets held for sale	$—	$—	$—

For 2018, long-lived assets held and used with a carrying amount of $21 million were written down to their fair value of zero, resulting in an impairment charge of $21 million, which was included in net income. The impairment charge in 2018 of $21 million relates to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable. For 2017, there were no impairments of long-lived assets held and used. For 2016, long-lived assets held and used with a carrying amount of $4 million were written down to their fair value of zero, resulting in an impairment charge of $4 million, which was included in net income. The impairment charge in 2016 of $4 million relates to IPR&D projects that were abandoned and written down to their fair value of zero.

There were no impairments of long-lived assets held for sale in 2018, 2017 and 2016.

Fair values for the impaired long-lived assets during 2018 and 2016 were measured using level 3 and 2 inputs respectively. To determine the fair value of long-lived assets in 2018, we used the income approach based on projected discounted cash flows expected to be generated by the long-lived assets over the remaining useful life.

11.   DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options, and interest rate swaps, to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates and interest rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short term investments. As of October 31, 2018, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at October 31, 2018 was $7 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the respective senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. Changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) each period. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the option contract. For the years ended October 31, 2018, 2017 and 2016, ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2018 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2018 was $7 million.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative instruments are recognized in other income (expense) in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2018, was not material. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2018.

There were 158 foreign exchange forward contracts open as of October 31, 2018 and designated as cash flow hedges. There were 171 foreign exchange forward contracts open as of October 31, 2018 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of October 31, 2018 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(44)	$37
British Pound	(54)	16
Canadian Dollar	(39)	13
Australian Dollars	4	1
Malaysian Ringgit	—	(2)
Japanese Yen	(91)	14
Danish Krone	—	25
Korean Won	(34)	(31)
Singapore Dollar	14	6
Swiss Franc	—	(9)
Chinese Yuan Renminbi	(38)	(25)
Polish Zloty	—	(5)
Swedish Krona	—	(9)
Other	—	(14)
	$(282)	$17

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2018 and 2017 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2018	October 31, 2017	Balance Sheet Location	October 31, 2018	October 31, 2017
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$11	$2	Other accrued liabilities	$1	$2
	$11	$2		$1	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$4	$4
Total derivatives	$16	$4		$5	$6

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Loss on interest rate swaps recognized in other comprehensive income (loss)	$—	$—	$(9)
Loss reclassified from accumulated other comprehensive income into interest expense	$(1)	$—	$—
Gain (loss) recognized in accumulated other comprehensive income (loss)	$7	$—	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(3)	$1	$(3)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net within continuing operations	$(2)	$5	$1

At October 31, 2018 the estimated amount of existing net gain expected to be reclassified from accumulated other comprehensive income to cost of sales within the next twelve months is $12 million.

12.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

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

As of October 31, 2018 and 2017, the fair value of plan assets of the DPSP was $141 million and $156 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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

401(k) Defined Contribution Plan.    Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. Effective April 30, 2016, we began matching contributions to employees up to a maximum of 6 percent of an employee's annual eligible compensation. Effective May 1, 2016 until April 30, 2022, we will provide an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the RP benefits being frozen. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $37 million in 2018, $33 million in 2017 and $24 million in 2016.

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

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the year ended October 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million recorded within cost of sales and operating expenses in the consolidated statement of operations. The net gain consisted of two parts - a gain of $41 million, representing the difference between the fair values of the Accumulated Benefit Obligation (ABO) settled of $65 million and the assets transferred from the pension trust to the government of Japan of $24 million, offset by a settlement loss of $9 million related to the recognition of previously unrecognized actuarial losses included in accumulated other comprehensive income. In the first quarter of fiscal year 2018, after the Japanese government’s final review of our initial payment, we received a refund of $5 million which was recorded as a settlement gain.

Components of Net periodic cost.    The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized using a separate layer for each year's gains and losses. For the years ended October 31, 2018, 2017 and 2016, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$—	$—	$12	$20	$19	$19	$1	$1	$1
Interest cost on benefit obligation	16	15	16	13	12	16	3	3	4
Expected return on plan assets	(28)	(25)	(25)	(46)	(41)	(44)	(7)	(7)	(7)
Amortization of net actuarial loss	1	3	3	29	36	27	8	11	10
Amortization of prior service benefit	—	—	(3)	—	—	—	(8)	(9)	(10)
Total periodic benefit cost (benefit)	$(11)	$(7)	$3	$16	$26	$18	$(3)	$(1)	$(2)
Curtailments and settlements	$—	$—	$(16)	$(5)	$(32)	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$2	$(19)	$22	$49	$(128)	$149	$(2)	$(9)	$3
Amortization of net actuarial loss	(1)	(3)	(3)	(29)	(36)	(27)	(8)	(11)	(10)
Prior service cost (benefit)	—	—	15	—	—	—	—	—	(7)
Amortization of prior service benefit	—	—	3	—	—	—	8	9	10
Gain due to settlement	—	—	—	—	32	—	—	—	—
Foreign currency	—	—	—	1	2	(3)	—	—	—
Total recognized in other comprehensive (income) loss	$1	$(22)	$37	$21	$(130)	$119	$(2)	$(11)	$(4)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(10)	$(29)	$24	$32	$(136)	$137	$(5)	$(12)	$(6)

Funded Status.    As of October 31, 2018 and 2017, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$414	$341	$855	$774	$95	$88
Actual return on plan assets	8	66	(9)	81	1	14
Employer contributions	—	25	21	21	—	—
Participants' contributions	—	—	—	—	—	—
Benefits paid	(21)	(18)	(26)	(23)	(6)	(7)
Settlements	—	—	5	(26)	—	—
Currency impact	—	—	(21)	28	—	—
Fair value — end of year	$401	$414	$825	$855	$90	$95
Change in benefit obligation:
Benefit obligation — beginning of year	$445	$434	$935	$1,002	$97	$103
Service cost	—	—	20	19	1	1
Interest cost	16	15	13	12	3	3
Participants' contributions	—	—	—	—	—	—
Plan amendment	—	—	1	(1)	—	—
Actuarial (gain) loss	(19)	15	(6)	(43)	(7)	(3)
Benefits paid	(22)	(19)	(27)	(22)	(7)	(7)
Curtailments	—	—	—	—	—	—
Settlements	—	—	—	(70)	—	—
Currency impact	—	—	(23)	38	—	—
Benefit obligation — end of year	$420	$445	$913	$935	$87	$97
Overfunded (underfunded) status of PBO	$(19)	$(31)	$(88)	$(80)	$3	$(2)
Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$95	$86	$3	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(18)	(30)	(183)	(166)	—	(2)
Total net asset (liability)	$(19)	$(31)	$(88)	$(80)	$3	$(2)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses	$65	$65	$263	$243	$10	$20
Prior service costs (benefits)	—	—	—	(1)	(20)	(28)
Total	$65	$65	$263	$242	$(10)	$(8)

The amounts in accumulated other comprehensive income expected to be recognized by Agilent as components of net expense during 2019 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$—	$—	$(8)
Amortization of actuarial net loss (gain)	$1	$35	$4

Investment Policies and Strategies as of October 31, 2018 and 2017. In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 3 percent of our U.S. equity portfolio consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation is from 31 to 60 percent to equities, from 38 to 61 percent to fixed income investments, and from zero to 25 percent to real estate investments and from zero to 12 percent to cash, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2018 and 2017 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

Fair Value.    The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 10, "Fair Value Measurements".

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

Agilent has adopted the accounting guidance related to the presentation of certain investments using the NAV practical expedient. The accounting guidance exempts investments using this practical expedient from categorization within the fair value hierarchy.

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2018 and 2017.

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$—	$—	$—	$4
Equity	308	69	—	—	239
Fixed Income	83	36	5	—	42
Other Investments	6	—	—	6	—
Total assets measured at fair value	$401	$105	$5	$6	$285
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2018 and 2017:

	Years Ended October 31.
	2018	2017
Balance, beginning of year	$7	$9
Realized gains/(losses)	—	(3)
Unrealized gains/(losses)	1	3
Purchases, sales, issuances, and settlements	(2)	(2)
Transfers in (out)	—	—
Balance, end of year	$6	$7

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2018 and 2017.

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$3	$—	$—	$—	$3
Equity	65	15	—	—	50
Fixed Income	18	9	—	—	9
Other Investments	4	—	—	4	—
Total assets measured at fair value	$90	$24	$—	$4	$62
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2018 and 2017:

	Years Ended October 31,
	2018	2017
Balance, beginning of year	$4	$5
Realized gains/(losses)	—	(2)
Unrealized gains/(losses)	1	2
Purchases, sales, issuances, and settlements	(1)	(1)
Transfers in (out)	—	—
Balance, end of year	$4	$4

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2018 and 2017:

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$2	$—	$2	$—	$—
Equity	489	298	34	—	157
Fixed Income	334	76	228	—	30
Other Investments	—	—	—	—	—
Total assets measured at fair value	$825	$374	$264	$—	$187
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

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2018 or 2017.

	2018		2017
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$420	$401	$445	$414
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$420	$401	$445	$414

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$563	$380	$563	$397
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	350	445	372	458
Total	$913	$825	$935	$855

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$420	$401	$445	$414
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$420	$401	$445	$414

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$543	$380	$539	$397
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	343	445	365	458
Total	$886	$825	$904	$855

Contributions and Estimated Future Benefit Payments.    During fiscal year 2019, we do not expect to contribute to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $23 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2019	$29	$23	$8
2020	$31	$25	$8
2021	$30	$28	$8
2022	$29	$31	$7
2023	$30	$33	$7
2024 - 2028	$142	$175	$33

Assumptions.    The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2018 and 2017, were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2018	2017	2016
U.S. defined benefit plans:
Discount rate	3.75%	3.75%	4.20%
Average increase in compensation levels	n/a	n/a	3.50%
Expected long-term return on assets	7.00%	7.25%	7.50%
Non-U.S. defined benefit plans:
Discount rate	0.67-2.52%	0.22-2.66%	0.77-3.76%
Average increase in compensation levels	2.00-3.25%	2.00-4.25%	2.25-4.00%
Expected long-term return on assets	4.00-6.00%	4.00-6.25%	4.25-6.50%
U.S. post-retirement benefits plans:
Discount rate	3.50%	3.50%	4.00%
Expected long-term return on assets	7.00%	7.25%	7.50%
Current medical cost trend rate	6.00%	6.00%	7.00%
Ultimate medical cost trend rate	3.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2029

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2018	2017
U.S. defined benefit plans:
Discount rate	4.50%	3.75%
Non-U.S. defined benefit plans:
Discount rate	0.83-2.68%	0.67-2.52%
Average increase in compensation levels	2.25-3.25%	2.00-3.25%
U.S. post-retirement benefits plans:
Discount rate	4.25%	3.50%
Current medical cost trend rate	6.00%	6.00%
Ultimate medical cost trend rate	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2018.

13.   GUARANTEES

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

	October 31,
	2018	2017
	(in millions)
Balance as of October 31, 2017 and 2016	$34	$35
Accruals for warranties including change in estimates	53	53
Settlements made during the period	(52)	(54)
Balance as of October 31, 2018 and 2017	$35	$34

Accruals for warranties due within one year	35	33
Accruals for warranties due after one year	—	1
Balance as of October 31, 2018 and 2017	$35	$34

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2018.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2018.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2018.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2018.

14.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:    We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Total rent expense was $64 million in 2018, $57 million in 2017 and $61 million in 2016.

Future minimum lease payments and future minimum lease income under operating leases at October 31, 2018:

	Future Minimum Lease Payments	Future Minimum Lease Income
	(in millions)
2019	$42	$9
2020	$35	$8
2021	$23	$9
2022	$13	$4
2023	$10	$—
Thereafter	$57	$—

Other Purchase Commitments.   Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, the termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled were approximately $80 million. Approximately $27 million of the penalties for the new contracts will reduce over the next 15 years.

Contingencies: We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

15.   SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a financial institution which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of October 31, 2018, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the years ended October 31, 2018 and 2017.

2017 Senior Notes

In October 2007, the company issued an aggregate principal amount of $600 million in senior notes ("2017 senior notes"). On October 20, 2014, we settled the redemption of $500 million of the $600 million outstanding aggregate principal amount of our 2017 senior notes. The 2017 senior notes were repayable within one year as of October 31, 2017 and were reclassified to short-term debt. The remaining $100 million in senior notes matured and were paid in full on November 1, 2017.

16.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes and the related interest rate swaps:

	October 31, 2018			October 31, 2017
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	$499	$7	$506	$499	$11	$510
2022 Senior Notes	399	—	399	398	—	398
2023 Senior Notes	597	—	597	596	—	596
2026 Senior Notes	297	—	297	297	—	297
Total	$1,792	$7	$1,799	$1,790	$11	$1,801

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

On August 9, 2011, we terminated our interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The asset value, including interest receivable, upon termination for these contracts was approximately $34 million and the amount to be amortized at October 31, 2018 was $7 million. The gain is being deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

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

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2018 was $1 million.

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes.The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2018 was $7 million.

17.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 22, 2013 we announced that our board of directors had authorized a share repurchase program. The program was designed to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs to target maintaining a weighted average share count of approximately 335 million diluted shares. For the year ended October 31, 2016 we repurchased 2 million shares for $98 million which completed the purchases under this authorization.

On May 28, 2015 we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 share repurchase program authorizes the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program does not require the company to acquire a specific number of shares and may be suspended or discontinued at any time. During the year ended October 31, 2016, upon the completion of our previous repurchase program, we repurchased approximately 8.3 million shares for $336 million under this authorization. During the year ended October 31, 2017, we repurchased approximately 4.1 million shares for $194 million under this authorization. During the year ended October 31, 2018 we repurchased and retired approximately 6.4 million shares for $422 million under this authorization. As of October 31, 2018, we had remaining authorization to repurchase up to $188 million of our common stock under this program which expired on November 1, 2018.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2018, cash dividends of $0.596 per share, or $191 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2017, cash dividends of $0.528 per share, or $170 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2016, cash dividends of $0.460 per share, or $150 million were declared and paid on the company's outstanding common stock.

On November 14, 2018 we declared a quarterly dividend of $0.164 per share of common stock, or approximately $52 million which will be paid on January 23, 2019 to shareholders of record as of the close of business on December 31, 2018. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of our accumulated other comprehensive income (loss) as of October 31, 2018 and 2017, net of tax effect:

	October 31,
	2018	2017
	(in millions)
Foreign currency translation, net of tax expense of $(15) and $(8) for 2018 and 2017, respectively	$(214)	(156)
Unrealized losses (including prior service benefit) on defined benefit plans, net of tax benefit of $132 and $127 for 2018 and 2017, respectively	(201)	(188)
Unrealized gains (losses) on derivative instruments, net of tax benefit of $0 and $2 for 2018 and 2017, respectively	7	(2)
Total accumulated other comprehensive loss	$(408)	$(346)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2018 and 2017 were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2016	$(197)	$146	$(451)	$(1)	$(503)

Other comprehensive income before reclassifications	44	—	116	—	160

Amounts reclassified out of accumulated other comprehensive income	—	(9)	59	(1)	49

Tax (expense) benefit	(3)	3	(52)	—	(52)

Other comprehensive income (loss)	41	(6)	123	(1)	157

As of October 31, 2017	$(156)	$140	$(328)	$(2)	$(346)

Other comprehensive income (loss) before reclassifications	(51)	—	(49)	7	(93)

Amounts reclassified out of accumulated other comprehensive income	—	(8)	39	4	35

Tax (expense) benefit	(7)	2	3	(2)	(4)

Other comprehensive income (loss)	(58)	(6)	(7)	9	(62)

As of October 31, 2018	$(214)	$134	$(335)	$7	$(408)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2018 and 2017 were as follows (in millions):

Details about Accumulated Other Comprehensive Income components	Amounts Reclassified from Other Comprehensive Income		Affected line item in statement of operations
	2018	2017

Unrealized gains and (losses) on derivatives	$(4)	$1	Cost of products and interest expense
	(4)	1	Total before income tax
	1	—	(Provision)/benefit for income tax
	(3)	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(39)	(59)	Cost of sales and operating expenses
Prior service benefit	8	9	Cost of sales and operating expenses
	(31)	(50)	Total before income tax
	10	14	(Provision)/benefit for income tax
	(21)	(36)	Total net of income tax

Total reclassifications for the period	$(24)	$(35)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 12, "Retirement Plans and Post Retirement Pension Plans").

18.   SEGMENT INFORMATION

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
In 2018, we re-organized our operating segments and moved our microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy, cell analysis plate based assays, flow cytometer; real-time cell analyzer, laboratory software for sample tracking, information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, pension curtailment or settlement gains, restructuring and transformational initiatives expenses, acquisition and integration costs, business exit and divestiture costs, special compliance costs, some nucleic acid solutions division ("NASD) site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments.Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
Year ended October 31, 2018:
Total net revenue	$2,270	$943	$1,701	$4,914
Income from operations	$547	$178	$397	$1,122
Depreciation expense	$38	$33	$31	$102
Share-based compensation expense	$33	$14	$24	$71
Year ended October 31, 2017:
Total net revenue	$2,081	$860	$1,531	$4,472
Income from operations	$468	$168	$338	$974
Depreciation expense	$35	$30	$29	$94
Share-based compensation expense	$30	$10	$21	$61
Year ended October 31, 2016:
Total net revenue	$1,992	$790	$1,420	$4,202
Income from operations	$412	$131	$316	$859
Depreciation expense	$36	$31	$28	$95
Share-based compensation expense	$29	$10	$21	$60

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Total reportable segments' income from operations	$1,122	$974	$859
Amortization of intangible assets related to business combinations	(105)	(117)	(152)
Acquisition and integration costs	(23)	(30)	(41)
Transformational initiatives	(25)	(12)	(38)
Asset Impairments	(21)	—	(4)
Business exit and divestiture costs ( primarily our NMR business)	(9)	—	(11)
Impairment of loans	—	—	(7)
NASD site costs	(8)	—	—
Pension curtailment gain	—	—	15
Pension settlement gain	5	32	1
Special compliance costs	(4)	—	—
Other	(4)	(6)	(7)
Interest Income	38	22	11
Interest Expense	(75)	(79)	(72)
Other income (expense), net	55	19	(10)
Income before taxes, as reported	$946	$803	$544

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2018, 2017 or 2016.

The following table reflects segment assets and capital expenditures under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
As of October 31, 2018:
Assets	$1,744	$2,679	$1,267	$5,690
Capital expenditures	$47	$92	$38	$177
As of October 31, 2017:
Assets	$1,681	$2,191	$1,138	$5,010
Capital expenditures	$39	$111	$26	$176

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2018	2017
	(in millions)
Total reportable segments' assets	$5,690	$5,010
Cash, cash equivalents	2,247	2,678
Prepaid expenses	80	92
Investments	68	138
Long-term and other receivables	102	105
Other	354	403
Total assets	$8,541	$8,426

The other category primarily includes deferred tax assets and overfunded pension assets which are not allocated to the segments.

The following table represents total revenue by product category:

	Years Ended October 31,
	2018	2017	2016
	(in millions)
Instrumentation	$2,032	$1,858	$1,790
Analytical lab services	1,083	991	910
Analytical lab consumables	618	540	510
Diagnostics and genomics solutions	943	860	790
Informatics and other	238	223	202
Total	$4,914	$4,472	$4,202

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customer's location.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net revenue:
Year ended October 31, 2018	$1,414	$1,015	$2,485	$4,914
Year ended October 31, 2017	$1,314	$900	$2,258	$4,472
Year ended October 31, 2016	$1,251	$839	$2,112	$4,202

1.	China also includes Hong Kong net revenue.

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Asia and the rest of Europe.

	United States	Germany	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2018	$565	$117	$362	$1,044
October 31, 2017	$556	$118	$358	$1,032

19.   SUBSEQUENT EVENTS

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences Inc. (ACEA), a developer of cell analysis tools, for approximately $250 million in cash. The financial results of ACEA will be included within our financial results from the date of the close. Due to the timing of the completion of the acquisition, our valuation for the tangible and intangible assets are not yet complete.

On December 20, 2018, we received the Letters of Award from Singapore Authorities extending the company’s tax incentives in Singapore through December 30, 2027. These incentives, coupled with application of the new accounting rules for income tax consequences of intra-entity transfer of assets as adopted on November 1, 2018, are expected to result in approximately $265 million benefit to our tax expense in the first quarter of fiscal 2019.

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2018
Net revenue	$1,211	$1,206	$1,203	$1,294
Gross profit	673	644	661	709
Income from operations	239	215	225	249
Net income (loss)	(320)	205	236	195

Net income (loss) per share — Basic	$(0.99)	$0.64	$0.74	$0.61
Net income (loss) per share — Diluted	$(0.99)	$0.63	$0.73	$0.61

Weighted average shares used in computing net income per share:
Basic	323	322	320	319
Diluted	323	326	324	322

Cash dividends per common share	$0.149	$0.149	$0.149	$0.149

2017
Net revenue	$1,067	$1,102	$1,114	$1,189
Gross profit	574	592	596	647
Income from operations	206	201	201	233
Net income	168	164	175	177

Net income per share — Basic	$0.52	$0.51	$0.55	$0.55
Net income per share — Diluted	$0.52	$0.50	$0.54	$0.54

Weighted average shares used in computing net income per share:
Basic	322	321	321	322
Diluted	326	325	326	326

Cash dividends per common share	$0.132	$0.132	$0.132	$0.132

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2018, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2018, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2018 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of October 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 20, 2019. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
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

Item 11.    Executive Compensation

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. Information about compensation of our directors appears under “Compensation of Non-Employee Directors” and “Compensation Committee Report” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management appears under "Beneficial Ownership" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2018. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	5,178,290	$35	33,095,375
Equity compensation plans not approved by security holders	—	—	—
Total	5,178,290	$35	33,095,375

(1)
The number of securities remaining available for future issuance in column (c) includes 26,937,115 shares of common stock authorized and available for issuance under the Agilent Technologies, Inc. Employee Stock Purchase Plan ("423(b) Plan"). The number of shares authorized for issuance under the 423(b) Plan is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the 423(b) Plan, in no event shall the aggregate number of shares issued under the Plan exceed 75 million shares.

(2)
We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 15, 2017 and March 21, 2018, the Board and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the “2018 Plan”), which was an amendment and restatement of the Company’s 2009 Stock Plan, approved by the Board and the stockholders, respectively, on November 19, 2008 and March 11, 2009. The 2018 Plan provides for awards of stock-based incentive compensation to our employees (including officers), directors and consultants. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions appears under "Related Person Transactions Policy and Procedures" in the Proxy Statement. Information about director independence appears under the heading "Corporate Governance — Director Independence" in the Proxy Statement. Each of those portions of the Proxy Statement is incorporated by reference into this report.

Item 14.    Principal Accounting Fees and Services

Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 50 of this report.

2.	Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2018
Tax valuation allowance	$138	$4	$(7)	$135
2017
Tax valuation allowance	$129	$14	$(5)	$138
2016
Tax valuation allowance	$131	$22	$(24)	$129

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
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1

3.2	Amended and Restated Bylaws.	8-K	11/20/2012	3.1

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Fifth Supplemental Indenture, dated as of July 20, 2010, between the Company and U.S. Bank National Association and Form of Global Note for the Company's 5.00% Senior Notes due 2020.	8-K	7/20/2010	4.02

4.4	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01

4.5	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01

4.6	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

10.4	Agilent Technologies, Inc. Employee Stock Purchase Plan (Amended and Restated, effective November 1, 2008).*	10-Q	9/5/2008	10.1

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/8/2018	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *				X

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *				X

10.19	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.20	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.21	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.22	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

10.23	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.24	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

10.25	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.26	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.27	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Offier)*	10-K	12/22/2014	10.37

10.28	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.50

10.29	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.30	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.31	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.32	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.33	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.34	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.35	Credit Agreement, dated September 15, 2014, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	9/17/2014	10.2

10.36	Letter Agreement dated as of June 9, 2015 by and among the Company, BNP Paribas, as Administrative Agent under the Credit Agreement and certain banks	8-K	6/10/2015	10.1

10.37	Amendment No. 1 to Credit Agreement, dated July 14, 2017, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	7/17/2017	10.1

10.38	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*	10-K	12/22/2014	10.62

10.39	Letter of Terms and Conditions Localization Program by and among Jacob Thaysen and the Company *	10-K	12/21/2015	10.70

10.40	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

10.41	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.42	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.40

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2018.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ MICHAEL TANG
Michael Tang
Senior Vice President,
General Counsel and Secretary

Date: December 20, 2018

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

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director, President and Chief Executive Officer	December 20, 2018
Michael R. McMullen	(Principal Executive Officer)

/s/ ROBERT W. MCMAHON	Senior Vice President and Chief Financial Officer	December 20, 2018
Robert W. McMahon	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 20, 2018
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 20, 2018
Koh Boon Hwee

/s/ HANS E. BISHOP	Director	December 20, 2018
Hans E. Bishop

/s/ PAUL N. CLARK	Director	December 20, 2018
Paul N. Clark

/s/ HEIDI KUNZ	Director	December 20, 2018
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 20, 2018
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 20, 2018
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph D	Director	December 20, 2018
George A. Scangos, Ph D.

/s/ DOW R. WILSON	Director	December 20, 2018
Dow R. Wilson

/s/ TADATAKA YAMADA, M.D.	Director	December 20, 2018
Tadataka Yamada, M.D.