Form 10-Q
period 2019-01-31
AGILENT TECHNOLOGIES INC
filed 2019-03-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019
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

Registrant’s telephone number, including area code: (408) 345-8886
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 27, 2019
COMMON STOCK, $0.01 PAR VALUE	317,515,869

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
Net revenue:
Products	$980	$930
Services and other	304	281
Total net revenue	1,284	1,211
Costs and expenses:
Cost of products	414	386
Cost of services and other	163	155
Total costs	577	541
Research and development	102	94
Selling, general and administrative	355	347
Total costs and expenses	1,034	982
Income from operations	250	229
Interest income	10	9
Interest expense	(18)	(20)
Other income (expense), net	6	15
Income before taxes	248	233
Provision (benefit) for income taxes	(256)	553
Net income (loss)	$504	$(320)

Net income (loss) per share:
Basic	$1.58	$(0.99)
Diluted	$1.57	$(0.99)

Weighted average shares used in computing net income (loss) per share:
Basic	318	323
Diluted	322	323

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018

Net income (loss)	$504	$(320)
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax benefit of $(2) and $(3)	(4)	(7)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(1) and $0	(4)	—
Foreign currency translation, net of tax benefit of $(9) and $0	38	79
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4 and $2	6	6
Change in net prior service benefit, net of tax benefit of $0 and $(1)	(2)	(1)
Other comprehensive income	34	77
Total comprehensive income (loss)	$538	$(243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,057	$2,247
Accounts receivable, net	833	776
Inventory	653	638
Other current assets	169	187
Total current assets	3,712	3,848
Property, plant and equipment, net	829	822
Goodwill	3,133	2,973
Other intangible assets, net	566	491
Long-term investments	77	68
Other assets	635	339
Total assets	$8,952	$8,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315	$340
Employee compensation and benefits	237	304
Deferred revenue	346	324
Other accrued liabilities	197	203
Total current liabilities	1,095	1,171
Long-term debt	1,798	1,799
Retirement and post-retirement benefits	238	239
Other long-term liabilities	785	761
Total liabilities	3,916	3,970
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 318 million shares at January 31, 2019 and 318 million shares at October 31, 2018 issued	3	3
Additional paid-in-capital	5,324	5,308
Retained earnings (accumulated deficit)	90	(336)
Accumulated other comprehensive loss	(381)	(408)
Total stockholders' equity	5,036	4,567
Non-controlling interest	—	4
Total equity	5,036	4,571
Total liabilities and equity	$8,952	$8,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018

Net income (loss)	$504	$(320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54	51
Share-based compensation	24	31
Deferred taxes	(281)	(6)
Excess and obsolete inventory related charges	4	5
Other non-cash expense, net	3	1
Changes in assets and liabilities:
Accounts receivable	(22)	(5)
Inventory	(12)	(34)
Accounts payable	(16)	(3)
Employee compensation and benefits	(71)	(62)
Change in assets and liabilities due to Tax Act	—	533
Other assets and liabilities	26	24
Net cash provided by operating activities	213	215

Cash flows from investing activities:
Investments in property, plant and equipment	(39)	(60)
Payment to acquire fair value investments	(2)	(1)
Payment in exchange for convertible note	(1)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(248)	(6)
Net cash used in investing activities	(290)	(67)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	22	25
Payment of taxes related to net share settlement of equity awards	(13)	(28)
Payment of dividends	(52)	(48)
Purchase of non-controlling interest	(4)	—
Proceeds from revolving credit facility	—	274
Repayment of debt and revolving credit facility	—	(139)
Treasury stock repurchases	(75)	(47)
Net cash provided by (used in) financing activities	(122)	37

Effect of exchange rate movements	9	25

Net increase (decrease) in cash, cash equivalents and restricted cash	(190)	210

Cash, cash equivalents and restricted cash at beginning of period	2,254	2,686
Cash, cash equivalents and restricted cash at end of period	$2,064	$2,896

Supplemental cash flow information:
Income tax paid, net	$21	$32
Interest payments	$25	$29
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(13)	$(12)

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2019 and 2018 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2018 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2019 and October 31, 2018, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2019 and 2018, condensed consolidated statement of operations for the three months ended January 31, 2019 and 2018, and condensed consolidated statement of cash flows for the three months ended January 31, 2019 and 2018.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $4 million and is lower than the carrying value by approximately $15 million as of January 31, 2019 and October 31, 2018, respectively. The change in the fair value over carrying value in the three months ended January 31, 2019 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Revenue Recognition.    We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

We derive revenue primarily from the sale of analytical and diagnostics products and services. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606’’). See also Note 2, "New Accounting Pronouncements" and Note 3, "Revenue" for additional information on revenue recognition.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Revenue is recognized when control of the promised products or services is transferred to our customers and the performance obligation is fulfilled in an amount that reflects the consideration that we expect to be entitled to in exchange for those products or services, the transaction price. For equipment, consumables, and most software licenses sold by us, control transfers to the customer at a point in time. We use present right to payment, legal title, physical possession of the asset, and risks and rewards of ownership as indicators to determine the transfer of control to the customer. Where acceptance is not a formality, the customer must have documented their acceptance of the product or service. For products that include installation, if the installation meets the criteria to be considered a separate performance obligation, product revenue is recognized when control has passed to the customer, and recognition of installation revenue occurs once completed. Product revenue, including sales to resellers and distributors is reduced for provisions for warranties, returns, and other adjustments in the period the related sales are recorded.

Revenue from services includes extended warranty, customer and software support including: Software as a Service ("SaaS"), post contract support (PCS), consulting including companion diagnostics, and training and education. Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. These contracts are recognized on a straight-line basis to revenue over the service period, as a time-based measure of progress best reflects our performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

We have sales from standalone software. These arrangements typically include software licenses and maintenance contracts, both of which we have determined are distinct performance obligations. We determine the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects our performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis.

Our multiple-element arrangements are generally comprised of a combination of instruments, installation or other start-up services, and/or software, and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized when control passes to the customer. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per country for each performance obligation. Stand-alone selling prices (SSP) are determined at contract inception for each distinct good or service in the contract and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

Certain of our revenue relate to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.
 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. In July 2018, the FASB clarified two requirements in the new leases standard. The FASB decided to provide another transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the FASB decided to provide lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. In December 2018, the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

FASB update clarified application of Accounting Standard Codification ("ASC") 842, Leases. The new guidance is effective for us beginning November 1, 2019, and for interim periods within that year. Early adoption is permitted, and we will be required to adopt using a modified retrospective approach. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued new revenue recognition guidance, ASC Topic 606, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The objective of the new revenue standard is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions and capital markets. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time.

On November 1, 2018, we adopted ASC 606 using the modified retrospective approach only to contracts not completed as of this date. Results for reporting periods after November 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition.

We recorded a net increase to beginning retained earnings of $23 million as of November 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings is primarily due to an increase in contract assets (unbilled accounts receivable), a reduction in inventory and a reduction in contract liabilities (deferred revenue). The net increase in retained earnings and resulting changes in assets and liabilities was mainly driven by the change in timing of the recognition of revenue from the fulfillment of separate performance obligations as control transfers to the customer.

Had we continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three months ended January 31, 2019. Refer to Note 1, for a description of the company’s revenue recognition policies and Note 3, "Revenue" for the disclosures required by the standards.

As of November 1, 2018, we elected to early adopt new accounting guidance which amends reporting comprehensive income to allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21 percent resulting from the enacted corporate tax rate in the Tax Act. The adoption of this guidance resulted in a reclassification of $7 million from AOCI to beginning retained earnings on our condensed consolidated balance sheet.

As of November 1, 2018, we adopted new accounting guidance which eliminates the exception in ASC 740, Income Taxes against immediate recognition of income tax consequences of intra-entity transfers of assets other than inventory. The amendment in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of period of adoption. We recorded a net decrease in beginning retained earnings of $2 million as of November 1, 2018 due to removing unamortized tax expense previously deferred.

As of November 1, 2018, we adopted new accounting guidance which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and also the related guidance which addresses technical corrections and improvements to this guidance. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The total impact of adoption to our condensed consolidated balance sheet was an increase of $7 million to long-term investments and a net increase of $5 million to beginning retained earnings.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table summarizes the impacts of recently adopted accounting pronouncements on our condensed consolidated balance sheet as of November 1, 2018:

	October 31, 2018	Impact of Adopting New				November 1, 2018
	As Reported	Revenue Recognition Guidance	Tax Effects on Items in AOCI Guidance	Intra-Entity Tax Guidance	Investments Valuation Guidance	As Adopted
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$—	$—	$—	$—	$2,247
Accounts receivable, net	776	24	—	—	—	800
Inventory	638	(10)	—	—	—	628
Other current assets	187	3	—	—	—	190
Total current assets	3,848	17	—	—	—	3,865
Property, plant and equipment, net	822	—	—	—	—	822
Goodwill	2,973	—	—	—	—	2,973
Other intangible assets, net	491	—	—	—	—	491
Long-term investments	68	—	—	—	7	75
Other assets	339	(3)	—	(2)	(2)	332
Total assets	$8,541	$14	$—	$(2)	$5	$8,558
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$340	$—	$—	$—	$—	$340
Employee compensation and benefits	304	—	—	—	—	304
Deferred revenue	324	(11)	—	—	—	313
Other accrued liabilities	203	—	—	—	—	203
Total current liabilities	1,171	(11)	—	—	—	1,160
Long-term debt	1,799	—	—	—	—	1,799
Retirement and post-retirement benefits	239	—	—	—	—	239
Other long-term liabilities	761	2	—	—	—	763
Total liabilities	3,970	(9)	—	—	—	3,961

Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—	—	—	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 318 million shares at October 31, 2018 issued	3	—	—	—	—	3
Additional paid-in-capital	5,308	—	—	—	—	5,308
Accumulated deficit	(336)	23	7	(2)	5	(303)
Accumulated other comprehensive loss	(408)	—	(7)	—	—	(415)
Total stockholders' equity	4,567	23	—	(2)	5	4,593
Non-controlling interest	4	—	—	—	—	4
Total equity	4,571	23	—	(2)	5	4,597
Total liabilities and equity	$8,541	$14	$—	$(2)	$5	$8,558

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of November 1, 2018, we adopted new accounting guidance which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	January 31,	October 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$2,057	$2,247
Restricted cash included in other assets	7	7
Total cash, cash equivalents and restricted cash	$2,064	$2,254

As of November 1, 2018, we adopted new accounting guidance which requires employers that present a measure of operating income in their statements of operations to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic pension and postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net periodic pension and postretirement benefit costs, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The adoption of this guidance resulted in a reclassification of approximately $3 million and $10 million of income from our income from operations to other income (expense) on our consolidated statement of operations in the three months ended January 31, 2019 and 2018, respectively. As adoption is required to be on a retrospective basis, we have recast our historical condensed consolidated statements of operations and segment information to conform to current year presentation.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s segment revenue disaggregated by geographical region and the company’s total revenue disaggregated by end markets and by revenue type (in millions):

	Three Months Ended January 31, 2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$168	$109	$156	$433
Europe	164	91	128	383
Asia Pacific	275	35	158	468
Total	$607	$235	$442	$1,284

Revenue by End Markets
Pharmaceutical and Biotechnology				$391
Chemical and Energy				308
Diagnostics and Clinical				187
Food				129
Academia and Government				116
Environmental and Forensics				153
Total				$1,284

Revenue by Type
Instrumentation				$567
Non-instrumentation and other				717
Total				$1,284

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Revenue by region is based on the ship to location of the customer. Revenue by end market is determined by the market indicator of the customer and by customer type. Instrumentation revenue includes sales from instruments, remarketed instruments and third-party products. Non-instrumentation and other revenue includes sales from contract and per incident services, our companion diagnostics and our nucleic acid solutions businesses as well as sales from spare parts, consumables, reagents, vacuum pumps, subscriptions, software licenses and associated services.

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contracts assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet.

The balance of contract assets as of January 31, 2019 and as of the date of adoption of ASC 606 were $80 million and $57 million, respectively. The increase in unbilled receivables during the three months ended January 31, 2019 is a result of recognition of revenue upon the transfer of the control to the customer. In some instances transfer of control is prior to invoicing the customers and excluding amounts transferred to trade receivables during the period amounted to $23 million.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the three months ended January 31, 2019:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2018	$367
Impact of adoption of new revenue recognition guidance	(11)
Net revenue deferred in the period	148
Revenue recognized that was included in the contract liability balance at the beginning of the period	(125)
Change in deferrals from customer cash advances, net of revenue recognized	8
Contract liabilities acquired in business combinations	2
Currency translation and other adjustments	4
Ending balance as of January 31, 2019	$393

Contract liabilities primarily relate to multiple element arrangements for which billing has occurred but transfer of control of all elements to the customer has either partially or not occurred at the balance sheet date. This includes cash received from customers for products and related installation and services in advance of the transfer of control. Contract liabilities are classified as either current in deferred revenue or long-term in other long-term liabilities in the condensed consolidated balance sheet based on the timing of when we expect to complete our performance obligation.

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if it expects the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the period and are included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2019, was $166 million, the majority is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

4.     SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including restricted stock units, employee stock purchases made under our employee stock purchase plan (“ESPP”) and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

Participants in the LTPP are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award, for the company's executive officers and other key employees. Participants in this program are also entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets over the three-year period are met. The performance target for grants made beginning 2017 and later were based on Earnings Per Share ("EPS"). The performance targets for the LTPP-EPS grants for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

The final LTPP award may vary from zero to 200 percent of the target award. The maximum award value for awards granted in 2017 cannot exceed 300 percent of the grant date target value. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant.

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Cost of products and services	$5	$7
Research and development	2	3
Selling, general and administrative	17	21
Total share-based compensation expense	$24	$31

At January 31, 2019 and October 31, 2018, there was no share-based compensation capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2019	2018
LTPP:
Volatility of Agilent shares	22%	21%
Volatility of selected peer-company shares	15%-66%	14%-66%
Pair-wise correlation with selected peers	30%	32%

Post-vest holding restriction discount for all executive awards	5.0%	4.8%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulations model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.  For the volatility of our LTPP (TSR) grants, we used our own historical stock price volatility.

The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the price at purchase and uses the purchase date to establish the fair market value.

The estimated fair value of restricted stock units and LTPP (EPS) awards is determined based on the market price of Agilent’s common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (EPS) reflects the cost of awards that are probable to vest at the end of the performance period.

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

5.     INCOME TAXES

For the three months ended January 31, 2019, the company's income tax benefit was $256 million with an effective tax rate of (103.2) percent. For the three months ended January 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. The income taxes for the three months ended January 31, 2019 also includes the excess tax benefits of $4 million from stock-based compensation.

We completed a restructuring of our operations in Singapore in December 2018 which extended and modified the company’s tax incentive until 2027. The restructuring along with the application of the new accounting rules under ASU 2016-16, intra-entity transfer of assets on November 1, 2018, resulted in a $299 million tax benefit in the first quarter of fiscal year 2019.

For the three months ended January 31, 2018, the company's income tax expense was $553 million with an effective tax rate of 237.3 percent. The effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act ("the Tax Act"). The income taxes provision for the three months ended January 31, 2018 also includes the excess tax benefits of $11 million from stock based compensation.

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

The Tax Act also establishes new tax provisions affecting our fiscal year 2019, including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income ("FDII"); (6) repealing the domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

GILTI: The Tax Act subjects a U.S. corporation to tax on its GILTI. U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in the U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (“deferred method”). We have completed our analysis and elected to treat GILTI as a “current period cost”.

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. There were no substantial changes from our 2018 Annual Report on Form 10-K to the status of the open tax years in the first three months of fiscal year 2019.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Numerator:
Net income (loss)	$504	$(320)
Denominator:
Basic weighted-average shares	318	323
Potential common shares— stock options and other employee stock plans	4	—
Diluted weighted-average shares	322	323

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

For the three months ended January 31, 2019, no potential common shares were excluded from the calculation of diluted earnings per share. For the three months ended January 31, 2018, the diluted net loss per share is the same as basic net loss per share as the effects of all 6.7 million potential common shares outstanding would be anti-dilutive.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

	January 31, 2019	October 31, 2018
	(in millions)
Finished goods	$396	$386
Purchased parts and fabricated assemblies	257	252
Inventory	$653	$638

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2019:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2018	$803	$1,607	$563	$2,973
Foreign currency translation impact	3	2	2	7
Goodwill arising from acquisitions	153	—	—	153
Goodwill as of January 31, 2019	$959	$1,609	$565	$3,133

The components of other intangible assets as of January 31, 2019 and October 31, 2018 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2018
Purchased technology	$947	$683	$264
Trademark/Tradename	151	88	63
Customer relationships	107	63	44
Third-party technology and licenses	28	19	9
Total amortizable intangible assets	1,233	853	380
In-Process R&D	111	—	111
Total	$1,344	$853	$491
As of January 31, 2019
Purchased technology	$1,028	$703	$325
Trademark/Tradename	153	92	61
Customer relationships	128	67	61
Third-party technology and licenses	28	20	8
Total amortizable intangible assets	1,337	882	455
In-Process R&D	111	—	111
Total	$1,448	$882	$566

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences (“ACEA”), a developer of cell analysis tools, for approximately $250 million in cash. The financial results of ACEA have been included within our financial results from the date of the close. The purchase accounting for this acquisition is substantially complete and will be finalized during 2019, as we assess the tax impact and finalize the intangibles valuation of the acquisition.

In general, for United States Federal Tax Purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the three months ended January 31, 2019, we recorded additions to goodwill of $153 million and additions to other intangible assets of $102 million related to the ACEA acquisition. During the three months ended January 31, 2019, other intangible assets, net increased $2 million due to the impact of foreign exchange translation.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three months ended January 31, 2019 and 2018, respectively.

Amortization expense of intangible assets was $29 million and $26 million for the three months ended January 31, 2019 and 2018, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2019 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2019	$80
2020	$95
2021	$81
2022	$65
2023	$55
2024	$46
Thereafter	$33

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2019 were as follows:

		Fair Value Measurement at January 31, 2019 Using
	January 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$973	$973	$—	$—
Derivative instruments (foreign exchange contracts)	4	—	4	—
Long-term
Trading securities	30	30	—	—
Other investments	22	—	22	—
Total assets measured at fair value	$1,029	$1,003	$26	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$36	$—	$36	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 were as follows:

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,355	$1,355	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,401	$1,385	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$35	$—	$35	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Other investments as of January 31, 2019 represent shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. It has been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

underlying securities are and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself.

Trading securities, which is comprised of mutual funds, bonds and other similar instruments, other investments and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive loss within stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2019 and 2018, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three months ended January 31, 2019, there was no impairment or material change in fair value of non-marketable securities. As of January 31, 2019 and October 31, 2018, the carrying amount of non-marketable equity securities without readily determinable fair values was $25 million and $23 million, respectively.

Fair values for the non-marketable securities included in long-term investments on the condensed consolidated balance sheet were measured using level 3 inputs because they are primarily equity stock issued by private companies without quoted market prices. To estimate the fair value of our non-marketable securities, we use the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) as and when it occurs.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts, purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short-term investments. As of January 31, 2019, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at January 31, 2019 was $6 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the 2020 senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2019 and entered into prior to November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales each period. For open contracts as of January 31, 2019 and entered into on or after November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2019 and 2018 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at January 31, 2019 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2019 was $7 million.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2019, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 207 foreign exchange forward contracts open as of January 31, 2019 and designated as cash flow hedges. There were 169 foreign exchange forward contracts open as of January 31, 2019 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of January 31, 2019 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(48)	$40
British Pound	(57)	5
Canadian Dollar	(34)	8
Australian Dollar	4	4
Malaysian Ringgit	—	(5)
Japanese Yen	(92)	11
Danish Krone	—	7
Korean Won	(39)	(36)
Singapore Dollar	14	2
Swiss Franc	—	(9)
Chinese Yuan Renminbi	(44)	(46)
Polish Zloty	—	(3)
Swedish Krona	—	(9)
Other	—	(23)
Totals	$(296)	$(54)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2019	October 31, 2018	Balance Sheet Location	January 31, 2019	October 31, 2018
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$11	Other accrued liabilities	$4	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$1	$5	Other accrued liabilities	$2	$4
Total derivatives	$4	$16		$6	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(6)	$(10)
Gain reclassified from accumulated other comprehensive income (loss) into cost of sales	$5	$—
Gain on time value of forward contracts recorded in cost of sales	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(3)	$6

At January 31, 2019, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $1 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2019 and 2018, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended January 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$6	$—	$—
Interest cost on benefit obligation	5	4	3	3	—	1
Expected return on plan assets	(7)	(7)	(11)	(11)	(1)	(2)
Amortization:
Actuarial losses	—	—	9	7	1	2
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(2)	$(3)	$7	$5	$(2)	$(1)
Settlements gains	$—	$—	$—	$(5)	$—	$—

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2019. We contributed $6 million to our non-U.S. defined benefit plans during the three months ended January 31, 2019.

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2018. We contributed $6 million to our non-U.S. defined benefit plans during the three months ended January 31, 2018.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019 and we expect to contribute $19 million to our non-U.S. defined benefit plans during the remainder of 2019.

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law (JWPIL). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the three months ended January 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million. In the first quarter of fiscal year 2018, after the Japanese government’s final review of our initial payment, we received a refund of $5 million which was recorded as a settlement gain.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Beginning balance as of November 1,	$35	$34
Accruals for warranties including change in estimate	13	11
Settlements made during the period	(16)	(12)
Ending balance as of January 31,	$32	$33

Accruals for warranties due within one year	$32	$33
Accruals for warranties due after one year	—	—
Ending balance as of January 31,	$32	$33

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

13. SHORT-TERM DEBT

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of January 31, 2019, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	January 31, 2019			October 31, 2018
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	499	6	505	499	7	506
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	597	—	597
2026 Senior Notes	297	—	297	297	—	297
Total	$1,792	$6	$1,798	$1,792	$7	$1,799

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of January 31, 2019 and October 31, 2018 are detailed above.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2019, we had remaining authorization to repurchase up to $1.675 billion of our common stock under this program.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorized the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program did not require the company to acquire a specific number of shares and could have been suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares of the 674,000 shares purchased in the period and the remaining 37,000 shares purchased were retired in February 2018. On November 1, 2018, the remaining authorization of $188 million under this repurchase program expired.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2019, we paid cash dividends of $0.164 per common share or $52 million on the company's common stock. During the three months ended January 31, 2018, we paid cash dividends of $0.149 per common share or $48 million on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2019	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2018	$(214)	$134	$(335)	$7	$(408)

Impact of adoption of new guidance on tax effects in accumulated other comprehensive income	—	3	(9)	(1)	(7)
	(214)	137	(344)	6	(415)
Other comprehensive income (loss) before reclassifications	29	—	—	(6)	23

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	10	(5)	3

Tax (expense) benefit	9	—	(4)	3	8

Other comprehensive income (loss)	38	(2)	6	(8)	34

As of January 31, 2019	$(176)	$135	$(338)	$(2)	$(381)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2019 and 2018 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2019	2018

Unrealized gain on derivatives	$5	$—	Cost of products
	5	—	Total before income tax
	(1)	—	(Provision) for income tax
	4	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(9)
Prior service benefit	2	2
	(8)	(7)	Total before income tax
	4	1	Benefit for income tax
	(4)	(6)	Total net of income tax

Total reclassifications for the period	$—	$(6)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
In 2019, we adopted new guidance related to the presentation of the net periodic pension and postretirement benefit cost. See Note 2, "New Accounting Pronouncements for more information. As a result, we have recast our historical segment results to conform to this new presentation required under this guidance. Also, in the third quarter of 2018, we re-organized our operating segments and moved the microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent Crosslab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

A description of our three reportable segments is as follows:

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; Raman spectroscopy; cell analysis plate based assays; flow cytometer; real-time cell analyzer; laboratory software for sample tracking; information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, transformational initiatives expenses, acquisition and integration costs, special compliance costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations and in-sourcing or outsourcing of activities.

The following tables reflect the results of our reportable segments under our management reporting system. The performance of each segment is measured based on several metrics, including segment income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.

The profitability of each of the segments is measured after excluding transformational initiatives, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$607	$596
Diagnostics and Genomics	235	207
Agilent CrossLab	442	408
Total net revenue	$1,284	$1,211

Segment Income From Operations:
Life Sciences and Applied Markets	$159	$154
Diagnostics and Genomics	33	24
Agilent CrossLab	105	87
Total segment income from operations	$297	$265

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2019	2018
	(in millions)
Total reportable segments’ income from operations	$297	$265
Transformational initiatives	(5)	(4)
Amortization of intangible assets related to business combinations	(28)	(25)
Acquisition and integration costs	(10)	(3)
NASD site costs	(2)	(2)
Special compliance costs	—	(1)
Other	(2)	(1)
Interest income	10	9
Interest expense	(18)	(20)
Other income (expense), net	6	15
Income before taxes, as reported	$248	$233

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	January 31, 2019	October 31, 2018
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$2,051	$1,744
Diagnostics and Genomics	2,649	2,679
Agilent CrossLab	1,306	1,267
Total segment assets	$6,006	$5,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. Tax Cuts and Jobs Act of 2017 and U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences (“ACEA”), a developer of cell analysis tools, for approximately $250 million in cash. The financial results of ACEA have been included within our financial results from the date of the close.

Net revenue of $1,284 million for the three months ended January 31, 2019 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of approximately 2 percentage points when compared to the same period last year. Revenue in the life sciences and applied markets business for the three months ended January 31, 2019, increased 2 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. Revenue in the diagnostics and genomics business for the three months ended January 31, 2019, increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. Revenue generated by Agilent CrossLab in the three months ended January 31, 2019, increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 3 percentage points when compared to the same period last year.

Net income for the three months ended January 31, 2019 was $504 million compared to net loss of $320 million for the corresponding period last year. Net income for the three months ended January 31, 2019 was impacted by a discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore.The net income for the three months ended January 31, 2018 was impacted by a discrete tax charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act ("the Tax Act"). See Note 5, "Income Taxes" for more details. In the three months ended January 31, 2019, cash generated from operations was $213 million compared to $215 million in the same period last year.

For the three months ended January 31, 2019 and 2018, cash dividends of $52 million and $48 million, respectively, were paid on the company's outstanding common stock.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2019, we had remaining authorization to repurchase up to $1.675 billion of our common stock under this program.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorized the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program did not require the company to acquire a specific number of shares and could have been suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares of the 674,000 shares purchased in the period and the remaining 37,000 shares purchased were retired in February 2018. On November 1, 2018, the remaining authorization of $188 million under this repurchase program expired.

Looking forward, we continue to focus on differentiating product solutions, improving our customers' experience and growing our earnings. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect foreign currency to negatively impact revenue for the rest of 2019 but we also anticipate the contribution from our recent acquisitions to partially offset the currency impact.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. Other than accounting for revenue recognition and income taxes as described below, there have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Revenue Recognition.    On November 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606’’).

We enter into agreements to sell products (hardware and/or software), services and other arrangements (multiple element arrangements) that include combinations of products and services.

We derive revenue primarily from the sale of analytical and diagnostics products and services. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. Revenue is recognized when control of the promised products or services is transferred to our customers and the performance obligation is fulfilled in an amount that reflects the consideration that we expect to be entitled to in exchange for those products or services, the transaction price. For equipment, consumables, and most software licenses sold by us, control transfers to the customer at a point in time. We use present right to payment, legal title, physical possession of the asset, and risks and rewards of ownership as indicators to determine the transfer of control to the customer. Where acceptance is not a formality, the customer must have documented their acceptance of the product or service. For products that include installation, if the installation meets the criteria to be considered a separate performance obligation, product revenue is recognized when control has passed to the customer, and recognition of installation revenue occurs once completed. Product revenue, including sales to resellers and distributors is reduced for provisions for warranties, returns, and other adjustments in the period the related sales are recorded.

Revenue from services includes extended warranty, customer and software support including: Software as a Service ("SaaS"), post contract support (PCS), consulting including companion diagnostics, and training and education. Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. These contracts are recognized on a straight-line basis to revenue over the service period, as a time-based measure of progress best reflects our performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

We have sales from standalone software. These arrangements typically include software licenses and maintenance contracts, both of which we have determined are distinct performance obligations. We determine the amount of the transaction price to allocate to the license and maintenance contract based on the relative standalone selling price of each performance obligation. Software license revenue is recognized at the point in time when control has been transferred to the customer. The revenue allocated to the software maintenance contract is recognized on a straight-line basis over the maintenance period, which is the contractual term of the contract, as a time-based measure of progress best reflects our performance in satisfying this obligation. Unspecified rights to software upgrades are typically sold as part of the maintenance contract on a when-and-if-available basis.

Our multiple-element arrangements are generally comprised of a combination of instruments, installation or other start-up services, and/or software, and/or support or services. Hardware and software elements are typically delivered at the same time and revenue is recognized when control passes to the customer. Service revenue is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per country for each performance obligation. Stand-alone selling prices (SSP) are determined at contract inception for each distinct good or service in the contract and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

Certain of our revenue relate to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At January 31, 2019, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly changes the existing U.S. tax law and includes numerous provisions that affect our business. There were no substantial changes from our 2018 Annual Report on Form 10-K to the transition tax expenses amount. The company will continue to assess the impact of the further guidance from federal and state tax authorities on its business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined. We have completed our analysis and elected to treat GILTI as “current period cost”. See Note 5, "Income Taxes" for more details.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 2 percentage points in the three months ended January 31, 2019. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact on our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)
Net revenue:
Products	$980	$930	5%
Services and other	304	281	8%
Total net revenue	$1,284	$1,211	6%

Net revenue of $1,284 million for the three months ended January 31, 2019 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had a unfavorable impact on revenue of approximately 2 percentage points when compared to the same period last year.

Services and other revenue increased 8 percent for the three months ended January 31, 2019 when compared to the same period last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and services in the diagnostics and genomics business including consulting services related to the companion diagnostics and nucleic acid businesses. Some of the prominent services include repair and maintenance on multi-vendor instruments, compliance services and installation services.

For the three months ended January 31, 2019, Agilent CrossLab business service revenue increased 7 percent, with a 3 percentage point unfavorable currency impact when compared to the same period last year.   The increase in the Agilent CrossLab and diagnostics and genomics service revenue reflected continuing business growth in nearly the entire portfolio in all regions.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$607	$596	2%
Diagnostics and genomics	235	207	13%
Agilent Crosslab	442	408	8%
Total net revenue	$1,284	$1,211	6%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2019, increased 2 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2019, revenue growth was led by continued strength in the pharmaceutical market. Revenue growth was also strong in the academia and government and environmental markets partially offset by a decline in growth in the food and chemical and energy markets in the three months ended January 31, 2019.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2019, increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2019, revenue growth within the diagnostics and clinical market continued to improve across all businesses led by strong performance from our nucleic acid solutions business.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2019, increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 3 percentage points when compared to the same period last year. For the three months ended January 31, 2019, revenue grew across all key end markets with strong growth in the academia and government, forensics and environmental and pharmaceutical markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
(in millions, except margin data)
Total gross margin	55.1%	55.3%	—
Research and development	$102	$94	9%
Selling, general and administrative	$355	$347	2%
Operating margin	19.5%	18.9%	1 ppt

Total gross margin for the three months ended January 31, 2019 was relatively flat when compared to the same period last year. Gross margin for the three months ended January 31, 2019 reflects higher sales volume and lower share-based compensation expense offset by increased wages, higher expenses related to tariffs and higher amortization expense of intangible assets.

Research and development expenses in the three months ended January 31, 2019 increased 9 percent when compared to the same period last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and additional expenses related to acquired businesses when compared to spending in the same period last year.

Selling, general and administrative expenses increased 2 percent in the three months ended January 31, 2019 when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended January 31, 2019 was due to increased wages, higher acquisition and integration costs partially offset by lower share-based compensation expenses and favorable currency impact.

Total operating margin for the three months ended January 31, 2019 increased approximately 1 percentage point when compared to the same period last year. Operating margin for the three months ended January 31, 2019 was impacted by higher sales volume and lower share-based compensation expense partially offset by increased wages, higher acquisition and integration costs, higher expenses related to tariffs and higher amortization expense of intangible assets.

At January 31, 2019, our headcount was approximately 15,300 as compared to approximately 13,800 at January 31, 2018. The increase in headcount is mainly due to the acquisition of several businesses and employees in our service business.

Other income (expense), net

In the three months ended January 31, 2019 and 2018, other income (expense), net, includes $3 million of income in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. Also included in other income (expense), net for the three months ended January 31, 2018 is a $5 million pension settlement gain related to the substitutional portion of the defined benefit pension plans established under the Japanese Welfare Pension Insurance Law.

Income Taxes

For the three months ended January 31, 2019, the company's income tax benefit was $256 million with an effective tax rate of (103.2) percent. For the three months ended January 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. The income taxes for the three months ended January 31, 2019 also includes the excess tax benefits of $4 million from stock-based compensation.

We completed a restructuring of our operations in Singapore in December 2018 which extended and modified the company’s tax incentive until 2027. The restructuring along with the application of the new accounting rules under ASU 2016-16, intra-entity transfer of assets on November 1, 2018, resulted in a $299 million tax benefit in the first quarter of fiscal year 2019.

For the three months ended January 31, 2018, the company's income tax expense was $553 million with an effective tax rate of 237.3 percent. The effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act ("the Tax Act"). The income taxes provision for the three months ended January 31, 2018 also includes the excess tax benefits of $11 million from stock based compensation.

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

The Tax Act also establishes new tax provisions affecting our fiscal year 2019, including, but not limited to, (1) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income ("FDII"); (6) repealing the domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation.

GILTI: The Tax Act subjects a U.S. corporation to tax on its GILTI. The U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in the U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (“deferred method”). We have completed our analysis and elected to treat GILTI as a “current period cost”.

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. There were no substantial changes from our 2018 Annual Report on Form 10-K to the status of the open tax years in the first three months of fiscal year 2019.

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

Segment Overview

In 2019, we adopted new guidance related to the presentation of the net periodic pension and postretirement benefit cost. See Note 2, "New Accounting Pronouncements" for more information. As a result, we have recast our historical segment results to conform to this new presentation required under this guidance. Also, in the third quarter of 2018, we re-organized our operating segments and moved the microfluidics business from our life sciences and applied markets operating segment to our diagnostics and genomics operating segment. Following this re-organization, we continue to have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent Crosslab business. All historical financial segment information for both the life sciences and applied markets segment and the diagnostics and genomics segment has been recast to reflect this reorganization in our financial statements.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry (“MP-AES”) instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; Raman spectroscopy; cell analysis plate based assays; flow cytometer; real-time cell analyzer; laboratory software for sample tracking; information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)

Net revenue	$607	$596	2%

Life sciences and applied markets business revenue for the three months ended January 31, 2019 increased 2 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. Revenue from our recent acquisition contributed 2 percentage points to our revenue growth in the three months ended January 31, 2019. Geographically, revenue increased 6 percent in the Americas with 1 percentage point unfavorable currency impact, decreased 5 percent in Europe with a 2 percentage point unfavorable currency impact and increased 4 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended January 31, 2019 compared to the same period last year. Strong revenue growth during the three months ended January 31, 2019 in liquid chromatography, gas chromatography mass spectrometry, informatics and cell analysis products was partially offset by weaker sales in liquid chromatography mass spectrometry and gas chromatography when compared to the same period last year.

For the three months ended January 31, 2019, revenue results by end markets were mixed with the pharmaceutical and environmental markets continuing to deliver strong revenue growth while the food and chemical and energy markets delivered weaker results when compared to the same period last year. Revenue growth in the academia and government markets was also strong driven by performance of our cell analysis products, which includes products from our recent acquisition.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
(in millions, except margin data)
Gross margin	62.1%	62.1%	—
Research and development	$56	$54	4%
Selling, general and administrative	$162	$162	—
Operating margin	26.1%	25.9%	—

Gross margin for products and services for the three months ended January 31, 2019, was flat when compared to the same period last year. Gross margin for the three months ended January 31, 2019 was impacted by higher expenses related to tariffs and logistics costs which was offset by favorable currency impact.

Research and development expenses for the three months ended January 31, 2019, increased 4 percent when compared to the same period last year. The increase in research and development for the three months ended January 31, 2019 was due to additional expenses related to our recent acquisition as well as annual wage and benefit increases partially offset by favorable currency impact.

Selling, general and administrative expenses for the three months ended January 31, 2019, was flat when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2019 was impacted by annual wage and benefit increases and additional expenses related to our recent acquisition offset by lower spending and planned operational savings and favorable currency impact.

Operating margin for product and services for the three months ended January 31, 2019 increased slightly when compared to the same period last year. Operating margin for the three months ended January 31, 2019 reflects moderate revenue growth and the favorable impact of currency on selling, general and administrative expenses.

Income from Operations

Income from operations for the three months ended January 31, 2019, increased $5 million on a corresponding revenue increase of $11 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)

Net revenue	$235	$207	13%

Diagnostics and genomics business revenue for the three months ended January 31, 2019 increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. Geographically, revenue increased 23 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 4 percent in Europe with a 3 percentage point unfavorable currency impact and increased 11 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended January 31, 2019 compared to the same period last year. For the three months ended January 31, 2019, the growth in Americas was driven by strong growth in our nucleic acid solutions and companion diagnostic businesses and continued strength in our pathology and microfluidics businesses. The performance in Europe was driven by growth in our reagent partnership and genomics businesses. In Asia Pacific the growth was driven by our reagent partnership and pathology businesses.

For the three months ended January 31, 2019, the diagnostics and genomics business revenue grew by 13 percent with positive growth in all businesses and regions. The global growth was led by very strong revenue performance in our nucleic acid solutions business. The end markets in diagnostics and clinical research remain strong and growing driven by an aging population and unhealthy lifestyle.

Looking forward, we are optimistic about our growth opportunities in the diagnostics markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in these markets, as our OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We are investing in building further capacity in our nucleic acid solutions business to address the future demand for the oligos. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
(in millions, except margin data)
Gross margin	54.0%	54.2%	—
Research and development	$31	$25	26%
Selling, general and administrative	$63	$63	—
Operating margin	14.0%	11.7%	2 ppts

Gross margin for products and services for the three months ended January 31, 2019, was flat when compared to the same period last year, as gains from higher volumes were partially offset by an unfavorable product mix.

Research and development expenses for the three months ended January 31, 2019, increased 26 percent when compared to the same period last year. The increase in research and development for the three months ended January 31, 2019 was due to prior year's acquisitions, higher wages and benefits and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses for the three months ended January 31, 2019 was flat when compared to the same period last year. This was achieved by a favorable currency impact, lower spending and planned savings in field selling costs offset by incremental expenses from our prior year's acquisitions.

Operating margin for product and services for the three months ended January 31, 2019 increased 2 percentage points when compared to the same period last year. The increase in operating margin for the three months ended January 31, 2019 was mainly due to higher revenue volumes.

Income from Operations

Income from operations for the three months ended January 31, 2019 increased $9 million on a corresponding revenue increase of $28 million due to higher revenue volumes.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
	(in millions)

Net revenue	$442	$408	8%

Agilent CrossLab business revenue for the three months ended January 31, 2019 increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2019 had an overall unfavorable impact on revenue of 3 percentage points when compared to the same period last year. Geographically, revenue increased 9 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 7 percent in Europe with a 4 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with a 4 percentage point unfavorable currency impact for the three months ended January 31, 2019 compared to the same period last year. During the three months ended January 31, 2019, the revenue growth was driven by growth in nearly our entire service portfolio and our remarketed instrument business.

For the three months ended January 31, 2019, the Agilent CrossLab business saw broad-based revenue growth in all key end markets. The growth was especially strong in the academia and government, forensics and environmental, and the pharmaceutical markets.

Looking forward, we anticipate that the balanced strength in nearly all key end markets will continue to drive the revenue growth in the near term. The Agilent CrossLab portfolio of products and services are well positioned to succeed in both accelerating and decelerating market conditions in any of our key end markets. Geographically, the business is well diversified across all regions to swiftly take advantage of regional market opportunities and to help hedge against volatility in any one region. Other factors for near term revenue growth include the geographic expansion of our remarketed instrument business, and in our continuing expansion of our e-commerce sales channel.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2019	2018	Months
(in millions, except margin data)
Gross margin	51.3%	50.4%	1 ppt
Research and development	$15	$14	1%
Selling, general and administrative	$107	$105	2%
Operating margin	23.9%	21.2%	3 ppts

Gross margin for products and services for the three months ended January 31, 2019 increased 1 percentage point when compared to the same period last year primarily due to gains from currency hedging contracts and lower share-based compensation expense. In addition, gross margin was positively impacted by improvements to the operational efficiency of the service delivery business.

Research and development expenses for the three months ended January 31, 2019 increased 1 percent when compared to the same periods last year. The increase in research and development for the three months ended January 31, 2019 was primarily due to higher wages, which were partially offset by favorable impact from foreign currency movements and lower share-based compensation expense.

Selling, general and administrative expenses for the three months ended January 31, 2019 increased 2 percent when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended January 31, 2019 was primarily due to higher wages which was partially offset by a favorable impact from foreign currency movements and lower share-based compensation expense.

Operating margin for product and services for the three months ended January 31, 2019 increased approximately 3 percentage points when compared to the same period last year. The improvement was driven by the strong growth in revenues combined with only a modest growth in the operating expenses, which was helped by the lower share-based compensation expense.

Income from Operations

Income from operations for the three months ended January 31, 2019 increased $18 million on a corresponding revenue increase of $34 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2019 consisted of cash and cash equivalents of $2,057 million as compared to $2,247 million as of October 31, 2018.

As of January 31, 2019, $1,562 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, our cash and cash equivalents are no longer subjected to U.S. federal tax on repatriation into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

As a result of the Tax Act, we are required to pay a one-time transition tax of $426 million on deferred foreign income not previously subject to U.S. federal income tax. The transition tax is payable, beginning this fiscal year, over eight years with 8 percent due in each of the first five years, 15 percent in year six, 20 percent in year seven and 25 percent in year eight.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $213 million for the three months ended January 31, 2019 compared to cash inflow of $215 million for the same period in 2018. In the three months ended January 31, 2019, we paid approximately $79 million under our variable and incentive pay programs, as compared to a total of $69 million paid during the same period of 2018. Net cash paid for income taxes was approximately $21 million and $32 million in the three months ended January 31, 2019 and 2018, respectively. For the three months ended January 31, 2019, the net change in tax-related assets and liabilities related to the enactment of the Tax Act of zero compared to $533 million in the same period in the prior year which primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the three months ended January 31, 2019, deferred taxes used cash of $281 million compared to cash used of $6 million in the same period in 2018. The cash used in January 31, 2019 primarily relates to the restructuring of our operations in Singapore of $266 million. For the three months ended January 31, 2019, other assets and liabilities have cash inflow of $26 million compared to cash inflow of $24 million for the same period in 2018. Cash inflow in the three months ended January 31, 2019 and 2018 in other assets and liabilities was related to changes in non-U.S. transaction tax receivables and deferred revenue.

In the three months ended January 31, 2019, accounts receivable used cash of $22 million compared to cash used of $5 million for the same period in 2018.  Days’ sales outstanding as of January 31, 2019 and 2018 was 58 days and 56 days, respectively. Accounts payable used cash of $16 million for the three months ended January 31, 2019 compared to cash used of $3 million in the same period in 2018. Cash used for inventory was $12 million for the three months ended January 31, 2019 compared to cash used of $34 million for the same period in 2018. Inventory days on-hand was 102 days as of January 31, 2019 and 2018.

We contributed approximately $6 million to our defined benefit plans in both the three months ended January 31, 2019 and 2018, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $19 million to our defined benefit plans during the remainder of 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $290 million for the three months ended January 31, 2019 as compared to net cash used in investing activities of $67 million in the same period of 2018. Investments in property, plant and equipment were $39 million for the three months ended January 31, 2019 compared to $60 million in the same period of 2018. We expect that total capital expenditures for the current year will be approximately $175 million. In the three months ended January 31, 2019, we invested $248 million in acquisitions, net of cash acquired, compared to $6 million in acquisitions in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2019 was $122 million compared to cash provided by $37 million for the same period of 2018.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2019, we had remaining authorization to repurchase up to $1.675 billion of our common stock under this program.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorized the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program did not require the company to acquire a specific number of shares and could have been suspended or discontinued at any time. During the three months ended January 31, 2018, we repurchased 674,000 shares for $47 million under this authorization. As of January 31, 2018, we retired approximately 637,000 shares of the 674,000 shares purchased in the period and the remaining 37,000 shares purchased were retired in February 2018. On November 1, 2018, the remaining authorization of $188 million under this repurchase program expired.

Dividends

During the three months ended January 31, 2019, we paid cash dividends of $0.164 per common share or $52 million on the company's common stock. During the three months ended January 31, 2018, we paid cash dividends of $0.149 per common share or $48 million on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On September 15, 2014, Agilent entered into a credit agreement with a group of financial institutions which provides for a $400 million five-year unsecured credit facility that will expire on September 15, 2019. On June 9, 2015, the commitments under the existing credit facility were increased by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of January 31, 2019, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2019.

Long-term debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2019 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Other

As of January 31, 2019, our contractual obligations reported under “other purchase commitments” were approximately $90 million, an increase of approximately $10 million from fiscal year 2018, primarily due to the new contracts that were executed during the period. There were no other substantial changes from our 2018 Annual Report on Form 10-K to our contractual commitments in the first three months of fiscal 2019. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2019 and October 31, 2018 include $608 million and $607 million, respectively, related to long-term income tax liabilities. Of these amounts, $216 million and $215 million related to uncertain tax positions of continuing operations as of January 31, 2019 and October 31, 2018, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 49 percent and 51 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2019 and 2018, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 2 percentage points in the three months ended January 31, 2019. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2019, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 2 percentage points in the three months ended January 31, 2019. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact on our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•
changes in diplomatic and trade relationships, such as the United Kingdom's exit from the European Union, including new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

•	negative consequences from changes in or differing interpretations of laws and regulations, including those related to tax and import/export;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical uncertainty or turmoil, including terrorism and war.

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

Most of our accounting and tax processes including general accounting, cost accounting, accounts payable, accounts receivables and tax functions are centralized at locations in India and Malaysia. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

Even if we are able to successfully integrate acquired businesses within Agilent, we may not be able to realize the revenue and other synergies and growth that we anticipated from the acquisition in the time frame that we expected, and the costs of achieving these benefits may be higher than what we expected. As a result, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve our operating margin targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of such transaction.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity may exceed our production requirements. If during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our gross margins and operating results. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we may not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results.

Dependence on contract manufacturing and outsourcing other portions of our supply chain, including logistics and third-party package delivery services, may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. If one or more of the third-party package delivery providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, our costs could increase and the delivery of our products could be prevented or delayed. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenue and unexecuted efficiencies, and impact our results of operations and our stock price.

Environmental contamination from past and ongoing operations could subject us to substantial liabilities.

Certain properties we have previously owned or leased are undergoing remediation for subsurface contamination.  Although we are indemnified for liability relating to the required remediation at some of those properties, we may be subject to liability if these indemnification obligations are not fulfilled.  In other cases, we have agreed to indemnify the current owners of certain properties for liabilities related to contamination, including companies with which we have previously been affiliated such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Varian Medical Systems, Inc.  Further, other properties we have previously owned or leased at which we have operated in the past, or for which we have otherwise contractually assumed, or provided indemnities for, certain actual or contingent environmental liabilities may or do require remediation. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if environmental contamination at material levels is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed other costs and potential or contingent liabilities for environmental matters.  Any significant costs or liabilities could have an adverse effect on results of operations.

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

Our pending patent, copyright and trademark registration applications may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage.

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

We currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We also are party to a five-year unsecured revolving credit facility which expires in September 2019.  On June 9, 2015, we increased the commitments under the existing credit facility by $300 million and on July 14, 2017, the commitments under the existing credit facility were increased by an additional $300 million so that the aggregate commitments under the facility now total $1 billion. As of January 31, 2019, we had no borrowings outstanding under the credit facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of January 31, 2019, we had cash and cash equivalents of approximately $2.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

We are subject to the rules of the Securities and Exchange Commission (“SEC”) which require disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. Our ongoing implementation of these rules could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

We could incur significant liabilities if the distribution of Keysight common stock to our shareholders is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the separation and distribution of Keysight qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from Keysight and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our shareholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, we received, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the separation is determined to be taxable for U.S. federal income tax purposes, our shareholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2019.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
November 1, 2018 through November 30, 2018	79,715	$69.86	79,715	$1,744
December 1, 2018 through December 31, 2018	716,143	$65.36	716,143	$1,697
January 1, 2019 through January 31, 2019	331,697	$67.33	331,697	$1,675
Total	1,127,555	$66.26	1,127,555	$1,675

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at an time. As of January 31, 2019, all repurchased shares have been retired.

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

Dated:	March 5, 2019	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 5, 2019	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)