Form 10-Q
period 2019-04-30
AGILENT TECHNOLOGIES INC
filed 2019-05-30
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM              TO
 COMMISSION FILE NUMBER: 001-15405
 AGILENT TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0518772
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5301 STEVENS CREEK BLVD.,
SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 345-8886
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL(S)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK	A	NEW YORK STOCK EXCHANGE
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of  May 23, 2019, the registrant had 315,993,352 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net revenue:
Products	$921	$918	$1,901	$1,848
Services and other	317	288	621	569
Total net revenue	1,238	1,206	2,522	2,417
Costs and expenses:
Cost of products	400	403	814	789
Cost of services and other	169	160	332	315
Total costs	569	563	1,146	1,104
Research and development	99	92	201	186
Selling, general and administrative	354	341	709	688
Total costs and expenses	1,022	996	2,056	1,978
Income from operations	216	210	466	439
Interest income	10	10	20	19
Interest expense	(17)	(19)	(35)	(39)
Other income (expense), net	9	26	15	41
Income before taxes	218	227	466	460
Provision (benefit) for income taxes	36	22	(220)	575
Net income (loss)	$182	$205	$686	$(115)

Net income (loss) per share:
Basic	$0.57	$0.64	$2.16	$(0.36)
Diluted	$0.57	$0.63	$2.13	$(0.36)

Weighted average shares used in computing net income (loss) per share:
Basic	317	322	318	323
Diluted	321	326	322	323

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Net income (loss)	$182	$205	$686	$(115)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $1, $(1) and $(2)	3	4	(1)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $2, $(1) and $2	—	3	(4)	3
Foreign currency translation, net of tax expense (benefit) of $0, $0, $(9) and $0	(25)	(53)	13	26
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2, $3, $6 and $5	6	7	12	13
Change in net prior service benefit, net of tax benefit of $(1), $0, $(1) and $(1)	(1)	(2)	(3)	(3)
Other comprehensive income (loss)	(17)	(41)	17	36
Total comprehensive income (loss)	$165	$164	$703	$(79)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,155	$2,247
Accounts receivable, net	819	776
Inventory	657	638
Other current assets	181	187
Total current assets	3,812	3,848
Property, plant and equipment, net	827	822
Goodwill	3,112	2,973
Other intangible assets, net	538	491
Long-term investments	96	68
Other assets	637	339
Total assets	$9,022	$8,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314	$340
Employee compensation and benefits	292	304
Deferred revenue	347	324
Other accrued liabilities	165	203
Total current liabilities	1,118	1,171
Long-term debt	1,798	1,799
Retirement and post-retirement benefits	229	239
Other long-term liabilities	752	761
Total liabilities	3,897	3,970
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 317 million shares at April 30, 2019 and 318 million shares at October 31, 2018 issued	3	3
Treasury stock at cost; 9 thousand shares at April 30, 2019 and zero shares at October 31, 2018	(1)	—
Additional paid-in-capital	5,343	5,308
Retained earnings (accumulated deficit)	178	(336)
Accumulated other comprehensive loss	(398)	(408)
Total stockholders' equity	5,125	4,567
Non-controlling interest	—	4
Total equity	5,125	4,571
Total liabilities and equity	$9,022	$8,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2019	2018

Net income (loss)	$686	$(115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107	101
Share-based compensation	40	43
Deferred taxes	(272)	(13)
Excess and obsolete inventory related charges	7	17
Other non-cash expense, net	2	2
Changes in assets and liabilities:
Accounts receivable	(17)	(21)
Inventory	(21)	(34)
Accounts payable	(8)	(14)
Employee compensation and benefits	(13)	(7)
Change in assets and liabilities due to Tax Act	—	533
Other assets and liabilities	(46)	26
Net cash provided by operating activities	465	518

Cash flows from investing activities:
Investments in property, plant and equipment	(78)	(108)
Payment to acquire fair value investments	(18)	(1)
Payment in exchange for convertible note	(2)	(2)
Acquisitions of businesses and intangible assets, net of cash acquired	(248)	(7)
Net cash used in investing activities	(346)	(118)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	33	36
Payment of taxes related to net share settlement of equity awards	(14)	(29)
Payment of dividends	(104)	(96)
Purchase of non-controlling interest	(4)	—
Proceeds from revolving credit facility	—	356
Repayment of debt and revolving credit facility	—	(251)
Treasury stock repurchases	(125)	(93)
Net cash used in financing activities	(214)	(77)

Effect of exchange rate movements	2	9

Net increase (decrease) in cash, cash equivalents and restricted cash	(93)	332

Cash, cash equivalents and restricted cash at beginning of period	2,254	2,686
Cash, cash equivalents and restricted cash at end of period	$2,161	$3,018

Supplemental cash flow information:
Income tax paid, net	$104	$48
Interest payments	$36	$43
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(23)	$(21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of January 31, 2019	317,533	$3	$5,324	—	$—	90	$(381)	$5,036	$—	$5,036
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	182	—	182	—	182
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)	—	(17)
Total comprehensive income								165		165
Cash dividends declared ($0.164 per common share)	—	—	—	—	—	(52)	—	(52)	—	(52)
Share-based awards issued, net of tax	381	—	10	—	—	—	—	10	—	10
Repurchase of common stock	—	—	—	(638)	(50)	—	—	(50)	—	(50)
Retirement of treasury stock	(629)	—	(7)	629	49	(42)	—	—	—	—
Share-based compensation	—	—	16	—	—	—	—	16	—	16
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	$178	$(398)	$5,125	$—	$5,125

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Six Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	—	—	33	(7)	26	—	26
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	686	—	686	—	686
Other comprehensive income	—	—	—	—	—	—	17	17	—	17
Total comprehensive income								703		703
Change in non-controlling interest	—	—	—	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.328 per common share)	—	—	—	—	—	(104)	—	(104)	—	(104)
Share-based awards issued, net of tax	1,327	—	18	—	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(1,766)	(125)	—	—	(125)	—	(125)
Retirement of treasury stock	(1,757)	—	(23)	1,757	124	(101)	—	—	—	—
Share-based compensation	—	—	40	—	—	—	—	40	—	40
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	$178	$(398)	$5,125	$—	$5,125

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended April 30, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of January 31, 2018	322,684	$3	$5,320	(37)	$(3)	$(529)	$(269)	$4,522	$4	$4,526
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	205	—	205	—	205
Other comprehensive loss	—	—	—	—	—	—	(41)	(41)	—	(41)
Total comprehensive income								164		164
Cash dividends declared ($0.149 per common share)	—	—	—	—	—	(48)	—	(48)	—	(48)
Share-based awards issued, net of tax	342	—	9	—	—	—	—	9	—	9
Repurchase of common stock	—	—	—	(674)	(46)	—	—	(46)	—	(46)
Retirement of treasury stock	(711)	—	(9)	711	49	(40)	—	—	—	—
Share-based compensation	—	—	12	—	—	—	—	12	—	12
Balance as of April 30, 2018	322,315	$3	$5,332	—	$—	$(412)	$(310)	$4,613	$4	$4,617

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Six Months Ended April 30, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2017	321,975	$3	$5,300	—	$—	$(126)	$(346)	$4,831	$4	$4,835
Components of comprehensive income, net of tax:
Net loss	—	—	—	—	—	(115)	—	(115)	—	(115)
Other comprehensive income	—	—	—	—	—	—	36	36	—	36
Total comprehensive loss								(79)		(79)
Cash dividends declared ($0.298 per common share)	—	—	—	—	—	(96)	—	(96)	—	(96)
Share-based awards issued, net of tax	1,688	—	7	—	—	—	—	7	—	7
Repurchase of common stock	—	—	—	(1,348)	(93)	—	—	(93)	—	(93)
Retirement of treasury stock	(1,348)	—	(18)	1,348	93	(75)	—	—	—	—
Share-based compensation	—	—	43	—	—	—	—	43	—	43
Balance as of April 30, 2018	322,315	$3	$5,332	—	$—	$(412)	$(310)	$4,613	$4	$4,617

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2019 and 2018 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2018 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2019 and October 31, 2018, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2019 and 2018, condensed consolidated statement of operations for the three and six months ended April 30, 2019 and 2018, condensed consolidated statement of cash flows for the six months ended April 30, 2019 and 2018 and condensed consolidated statement of equity for the three and six months ended April 30, 2019 and 2018.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $27 million and is lower than the carrying value by approximately $15 million as of April 30, 2019 and October 31, 2018, respectively. The change in the fair value over carrying value in the six months ended April 30, 2019 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

Revenue from services includes extended warranty, customer and software support including: Software as a Service, post contract support, consulting including companion diagnostics, and training and education. Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. These contracts are recognized on a straight-line basis to revenue over the service period, as a time-based measure of progress best reflects our performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

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

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per country for each performance obligation. Stand-alone selling prices are determined at contract inception for each distinct good or service in the contract and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

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
 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. In July 2018, the FASB clarified two requirements in the new leases standard. The FASB decided to provide another transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the FASB decided to provide lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. In December 2018, the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

FASB update clarified application of Accounting Standard Codification ("ASC") Topic 842, Leases. The new guidance is effective for us beginning November 1, 2019, and for interim periods within that year. Early adoption is permitted, and we will be required to adopt using a modified retrospective approach. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

Had we continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three and six months ended April 30, 2019. Refer to Note 1, for a description of the company’s revenue recognition policies and Note 3, "Revenue" for the disclosures required by the standard.

As of November 1, 2018, we elected to early adopt new accounting guidance which amends reporting comprehensive income to allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21 percent resulting from the enacted corporate tax rate in the U.S. Tax Cuts and Jobs Act ("the Tax Act"). The adoption of this guidance resulted in a reclassification of $7 million from AOCI to beginning retained earnings on our condensed consolidated balance sheet.

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

	April 30,	October 31
	2019	2018
	(in millions)
Cash and cash equivalents	$2,155	$2,247
Restricted cash included in other assets	6	7
Total cash, cash equivalents and restricted cash	$2,161	$2,254

As of November 1, 2018, we adopted new accounting guidance which requires employers that present a measure of operating income in their statements of operations to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic pension and postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net periodic pension and postretirement benefit costs, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The adoption of this guidance resulted in a reclassification of income from our income from operations to other income (expense) on our consolidated statement of operations of approximately $3 million and $5 million in the three and six months ended April 30, 2019, respectively and approximately $5 million and $15 million in the three and six months ended April 30, 2018, respectively. As adoption is required to be on a retrospective basis, we have recast our historical condensed consolidated statements of operations and segment information to conform to current year presentation.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30, 2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$145	$120	$168	$433
Europe	125	97	132	354
Asia Pacific	259	37	155	451
Total	$529	$254	$455	$1,238

	Six Months Ended April 30, 2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$313	$229	$324	$866
Europe	289	188	260	737
Asia Pacific	534	72	313	919
Total	$1,136	$489	$897	$2,522

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended	Six Months Ended
	April 30, 2019	April 30, 2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biotechnology	$371	$762
Chemical and Energy	300	608
Diagnostics and Clinical	193	380
Food	114	243
Academia and Government	114	230
Environmental and Forensics	146	299
Total	$1,238	$2,522

Revenue by Type
Instrumentation	$491	$1,058
Non-instrumentation and other	747	1,464
Total	$1,238	$2,522

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

The balance of contract assets as of April 30, 2019 and as of the date of adoption of ASC 606 were $86 million and $57 million, respectively. The increase in unbilled receivables during the six months ended April 30, 2019 is a result of recognition of revenue upon the transfer of the control to the customer. In some instances transfer of control is prior to invoicing the customers and excluding amounts transferred to trade receivables during the period amounted to $29 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the six months ended April 30, 2019:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2018	$367
Impact of adoption of new revenue recognition guidance	(11)
Net revenue deferred in the period	224
Revenue recognized that was included in the contract liability balance at the beginning of the period	(191)
Change in deferrals from customer cash advances, net of revenue recognized	2
Contract liabilities acquired in business combinations	2
Currency translation and other adjustments	1
Ending balance as of April 30, 2019	$394

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

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2019, was $174 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Cost of products and services	$4	$3	$9	$10
Research and development	2	1	4	4
Selling, general and administrative	10	8	27	29
Total share-based compensation expense	$16	$12	$40	$43

At April 30, 2019 and October 31, 2018, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
LTPP:
Volatility of Agilent shares	22%	21%	22%	21%
Volatility of selected peer-company shares	15%-66%	14%-66%	15%-66%	14%-66%
Pair-wise correlation with selected peers	30%	32%	30%	32%

Post-vest holding restriction discount for all executive awards	5.0%	4.8%	5.0%	4.8%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and six months ended April 30, 2019, the company's income tax expense was $36 million with an effective tax rate of 16.5 percent and an income tax benefit of $220 million with an effective tax rate of (47.2) percent, respectively. For the six months ended April 30, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. The income tax provision for the three and six months ended April 30, 2019 also includes the excess tax benefits from stock-based compensation of $3 million and $7 million, respectively.

For the three and six months ended April 30, 2018, the company's income tax expense was $22 million with an effective tax rate of 9.7 percent and $575 million with an effective tax rate of 125.0 percent, respectively. The effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the Tax Act. The income taxes provision for the three and six months ended April 30, 2018 also included the excess tax benefits from stock-based compensation of $7 million and $18 million, respectively.

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

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. There were no substantial changes from our 2018 Annual Report on Form 10-K to the status of the open tax years in the first six months of fiscal year 2019.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Numerator:
Net income (loss)	$182	$205	$686	$(115)
Denominator:
Basic weighted-average shares	317	322	318	323
Potential common shares— stock options and other employee stock plans	4	4	4	—
Diluted weighted-average shares	321	326	322	323

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

For the three and six months ended April 30, 2019, no potential common shares were excluded from the calculation of diluted earnings per share. For the three months ended April 30, 2018, 96,800 potential common shares outstanding were excluded from the calculation of diluted earnings per share. For the six months ended April 30, 2018, the diluted net loss per share was the same as basic net loss per share as the effects of all 6.6 million potential common shares outstanding would have been anti-dilutive.

7. INVENTORY

	April 30, 2019	October 31, 2018
	(in millions)
Finished goods	$401	$386
Purchased parts and fabricated assemblies	256	252
Inventory	$657	$638

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2019:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2018	$803	$1,607	$563	$2,973
Foreign currency translation impact	—	(2)	(1)	(3)
Goodwill arising from acquisitions and adjustments	153	(11)	—	142
Goodwill as of April 30, 2019	$956	$1,594	$562	$3,112

The components of other intangible assets as of April 30, 2019 and October 31, 2018 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2018
Purchased technology	$947	$683	$264
Trademark/Tradename	151	88	63
Customer relationships	107	63	44
Third-party technology and licenses	28	19	9
Total amortizable intangible assets	1,233	853	380
In-Process R&D	111	—	111
Total	$1,344	$853	$491
As of April 30, 2019
Purchased technology	$1,026	$720	$306
Trademark/Tradename	153	95	58
Customer relationships	127	71	56
Third-party technology and licenses	28	21	7
Total amortizable intangible assets	1,334	907	427
In-Process R&D	111	—	111
Total	$1,445	$907	$538

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

During the six months ended April 30, 2019, we recorded additions to goodwill of $153 million related primarily to the ACEA acquisition within the life sciences and applied markets business. In the second quarter of fiscal year 2019, we recorded a measurement period adjustment to goodwill of $11 million for deferred tax assets related to pre-acquisition net operating losses of Advanced Analytical Technologies, Inc. During the six months ended April 30, 2019, we recorded additions to other intangible assets of $102 million related to the ACEA acquisition.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and six months ended April 30, 2019 and 2018, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amortization expense of intangible assets was $26 million and $55 million for the three and six months ended April 30, 2019, respectively. Amortization expense of intangible assets was $26 million and $52 million for the three and six months ended and April 30, 2018, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2019 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2019	$53
2020	$94
2021	$81
2022	$65
2023	$55
2024	$46
Thereafter	$33

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 were as follows:

		Fair Value Measurement at April 30, 2019 Using
	April 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,229	$1,229	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	31	31	—	—
Other investments	24	—	24	—
Total assets measured at fair value	$1,290	$1,260	$30	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$33	$—	$33	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 were as follows:

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,355	$1,355	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,401	$1,385	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$35	$—	$35	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Other investments represent shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. It has been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

are and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself.

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

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2019 and 2018, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three and six months ended April 30, 2019, there were no impairment or material change in fair value of non-marketable securities. As of April 30, 2019 and October 31, 2018, the carrying amount of non-marketable equity securities without readily determinable fair values was $42 million and $23 million, respectively.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short-term investments. As of April 30, 2019, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at April 30, 2019 was $5 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the 2020 senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2019 and entered into prior to November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales each period. For open contracts as of April 30, 2019 and entered into on or after November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2019 and 2018 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at April 30, 2019 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2019 was $7 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2019, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 276 foreign exchange forward contracts open as of April 30, 2019 and designated as cash flow hedges. There were 145 foreign exchange forward contracts open as of April 30, 2019 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of April 30, 2019 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(57)	$33
British Pound	(56)	7
Canadian Dollar	(30)	(4)
Australian Dollar	5	4
Malaysian Ringgit	—	(2)
Japanese Yen	(97)	14
Danish Krone	—	(4)
Korean Won	(50)	(31)
Singapore Dollar	17	(5)
Swiss Franc	—	(7)
Chinese Yuan Renminbi	(57)	(33)
Polish Zloty	—	(3)
Swedish Krona	—	(9)
Other	—	(9)
Totals	$(325)	$(49)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2019	October 31, 2018	Balance Sheet Location	April 30, 2019	October 31, 2018
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$11	Other accrued liabilities	$1	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$5	Other accrued liabilities	$1	$4
Total derivatives	$6	$16		$2	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$4	$5	$(2)	$(5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$—	$(5)	$5	$(5)
Gain on time value of forward contracts recorded in cost of sales	$1	$—	$2	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$1	$(5)	$(2)	$1

At April 30, 2019, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $5 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and six months ended April 30, 2019 and 2018, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$—	$—	$4	$4	$—	$—
Interest cost on benefit obligation	5	4	3	3	1	1
Expected return on plan assets	(7)	(7)	(11)	(12)	(1)	(2)
Amortization:
Actuarial losses	—	—	9	8	1	2
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(2)	$(3)	$5	$3	$(1)	$(1)

	Six Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$—	$—	$10	$10	$—	$—
Interest cost on benefit obligation	10	8	6	6	1	2
Expected return on plan assets	(14)	(14)	(22)	(23)	(2)	(4)
Amortization:
Actuarial losses	—	—	18	15	2	4
Prior service credits	—	—	—	—	(4)	(4)
Total net plan costs	$(4)	$(6)	$12	$8	$(3)	$(2)
Settlements gains	$—	$—	$—	$(5)	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We made no contributions to our U.S. defined benefit plans during the three and six months ended April 30, 2019, respectively. We contributed $5 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2019, respectively.

We made no contributions to our U.S. defined benefit plans during the three and six months ended April 30, 2018, respectively. We contributed $5 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2018.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019 and we expect to contribute $15 million to our non-U.S. defined benefit plans during the remainder of 2019.

Japanese Welfare Pension Insurance Law. In Japan, Agilent has employees' pension fund plans, which are defined benefit pension plans established under the Japanese Welfare Pension Insurance Law ("JWPIL"). The plans are composed of (a) a substitutional portion based on the pay-related part of the old-age pension benefits prescribed by JWPIL (similar to social security benefits in the United States) and (b) a corporate portion based on a contributory defined benefit pension arrangement established at the discretion of the company. During the three months ended January 31, 2017, Agilent received government approval and returned the substitutional portion of Japan's pension plan to the Japanese government, as allowed by the JWPIL. The initial transfer resulted in a net gain of $32 million. In the first quarter of fiscal year 2018, after the Japanese government’s final review of our initial payment, we received a refund of $5 million which was recorded as a settlement gain.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2019	2018
	(in millions)
Beginning balance as of November 1,	$35	$34
Accruals for warranties including change in estimate	27	25
Settlements made during the period	(30)	(26)
Ending balance as of April 30,	$32	$33

Accruals for warranties due within one year	$32	$33

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of April 30, 2019, the company had no borrowings outstanding

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

under the credit facility. We were in compliance with the covenants for all the credit facilities during the three and six months ended April 30, 2019.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	April 30, 2019			October 31, 2018
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	499	5	504	499	7	506
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	597	—	597
2026 Senior Notes	298	—	298	297	—	297
Total	$1,793	$5	$1,798	$1,792	$7	$1,799

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of April 30, 2019 and October 31, 2018 are detailed above.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2019, we repurchased approximately 638,000 shares for $50 million and 1.766 million shares for $125 million, respectively, under this authorization. During the three and six months ended April 30, 2019, we retired approximately 629,000 shares for $49 million and 1.757 million shares for $124 million, respectively. The remaining 9,000 treasury shares were retired on May 1, 2019. As of April 30, 2019, we had remaining authorization to repurchase up to $1.625 billion of our common stock under this program.

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

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2019, we paid cash dividends of $0.164 per common share or $52 million and $0.328 per common share or $104 million, respectively, on the company's common stock. During the three and six months ended April 30, 2018, we paid cash dividends of $0.149 per common share or $48 million and $0.298 per common share or $96 million on the company's common stock.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On May 22, 2019, our board of directors declared a quarterly dividend of $0.164 per share of common stock or approximately $53 million which will be paid on July 24, 2019 to all shareholders of record at close of business on July 2, 2019. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2019	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2019	$(176)	$135	$(338)	$(2)	$(381)

Other comprehensive income (loss) before reclassifications	(25)	—	(2)	4	(23)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	10	—	8

Tax (expense) benefit	—	1	(2)	(1)	(2)

Other comprehensive income (loss)	(25)	(1)	6	3	(17)

As of April 30, 2019	$(201)	$134	$(332)	$1	$(398)

Six Months Ended April 30, 2019

As of October 31, 2018	$(214)	$134	$(335)	$7	$(408)

Impact of adoption of new guidance on tax effects in accumulated other comprehensive income (loss)	—	3	(9)	(1)	(7)
	(214)	137	(344)	6	(415)
Other comprehensive income (loss) before reclassifications	4	—	(2)	(2)	—

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	20	(5)	11

Tax (expense) benefit	9	1	(6)	2	6

Other comprehensive income (loss)	13	(3)	12	(5)	17

As of April 30, 2019	$(201)	$134	$(332)	$1	$(398)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2019 and 2018 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Unrealized gain (loss) on derivatives	$—	$(5)	$5	$(5)	Cost of products
	—	(5)	5	(5)	Total before income tax
	—	2	(1)	2	(Provision) benefit for income tax
	—	(3)	4	(3)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(10)	(20)	(19)
Prior service benefit	2	2	4	4
	(8)	(8)	(16)	(15)	Total before income tax
	1	3	5	4	Benefit for income tax
	(7)	(5)	(11)	(11)	Total net of income tax

Total reclassifications for the period	$(7)	$(8)	$(7)	$(14)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost together with curtailments and settlements (see Note 11, "Retirement Plans and Post Retirement Pension Plans").

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding transformational initiatives, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$529	$537	$1,136	$1,133
Diagnostics and Genomics	254	243	489	450
Agilent CrossLab	455	426	897	834
Total net revenue	$1,238	$1,206	$2,522	$2,417

Segment Income From Operations:
Life Sciences and Applied Markets	$107	$113	$266	$267
Diagnostics and Genomics	49	48	82	72
Agilent CrossLab	115	96	220	183
Total segment income from operations	$271	$257	$568	$522

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in millions)
Total reportable segments’ income from operations	$271	$257	$568	$522
Transformational initiatives	(9)	(5)	(14)	(9)
Amortization of intangible assets related to business combinations	(26)	(25)	(54)	(50)
Acquisition and integration costs	(10)	(4)	(20)	(7)
Business exit and divestiture costs	—	(8)	—	(8)
NASD site costs	(4)	(2)	(6)	(4)
Special compliance costs	(1)	(1)	(1)	(2)
Other	(5)	(2)	(7)	(3)
Interest income	10	10	20	19
Interest expense	(17)	(19)	(35)	(39)
Other income (expense), net	9	26	15	41
Income before taxes, as reported	$218	$227	$466	$460

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	April 30, 2019	October 31, 2018
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$2,023	$1,744
Diagnostics and Genomics	2,617	2,679
Agilent CrossLab	1,307	1,267
Total segment assets	$5,947	$5,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act") and U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of April 30, 2019, the company had no borrowings outstanding under the credit facility.

Net revenue of $1,238 million and $2,522 million for the three and six months ended April 30, 2019 increased 3 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of approximately 3 percentage points for both periods when compared to the same periods last year. Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2019, decreased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 2 percentage points for both periods when compared to the same periods last year. Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2019, increased 5 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2019, increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year.

Net income for the three months ended April 30, 2019 was $182 million compared to net income of $205 million for the corresponding period last year. Net income for the six months ended April 30, 2019 was $686 million compared to net loss of $115 million for the corresponding period last year. Net income for the six months ended April 30, 2019 was impacted by a discrete tax benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. Net loss for the six months ended April 30, 2018 was impacted by a discrete tax charge of $533 million related to the enactment of the Tax Act. See Note 5, "Income Taxes" for more details. In the six months ended April 30, 2019, cash generated from operations was $465 million compared to $518 million in the same period last year.

For the six months ended April 30, 2019 and 2018, cash dividends of $104 million and $96 million, respectively, were paid on the company's outstanding common stock.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2019, we repurchased approximately 638,000 shares for $50 million and 1.766 million shares for $125 million, respectively, under this authorization. During the three and six months ended April 30, 2019, we retired approximately 629,000 shares for $49 million and 1.757 million shares for $124 million, respectively. The remaining 9,000 treasury shares were retired on May 1, 2019. As of April 30, 2019, we had remaining authorization to repurchase up to $1.625 billion of our common stock under this program.

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

Looking forward, despite challenging market conditions, we continue to focus on differentiating product solutions, improving our customers' experience and growing our earnings. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect foreign currency to negatively impact revenue for the rest of 2019 but we also anticipate the contribution from our several acquisitions in the past year to partially offset the currency impact.

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

Revenue Recognition.    On November 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers ("ASC 606").

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

Revenue from services includes extended warranty, customer and software support including: Software as a Service, post contract support, consulting including companion diagnostics, and training and education. Instrument service contracts and software maintenance contracts are typically annual contracts, which are billed at the beginning of the contract or maintenance period. These contracts are recognized on a straight-line basis to revenue over the service period, as a time-based measure of progress best reflects our performance in satisfying this obligation. There are no deferred costs associated with the service contract, as the cost of the service is recorded when the service is performed. Service calls are recognized to revenue at the time a service is performed.

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

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per country for each performance obligation. Stand-alone selling prices are determined at contract inception for each distinct good or service in the contract and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At April 30, 2019, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly changes the existing U.S. tax law and includes numerous provisions that affect our business. There were no substantial changes from our 2018 Annual Report on Form 10-K to the transition tax expenses amount. The company will continue to assess the impact of the further guidance from federal and state tax authorities on its business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined. We have completed our analysis and elected to treat global intangible low-tax income ("GILTI") as “current period cost”. See Note 5, "Income Taxes" for more details.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 3 percentage points in the six months ended April 30, 2019. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact on our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)
Net revenue:
Products	$921	$918	$1,901	$1,848	—	3%
Services and other	317	288	621	569	10%	9%
Total net revenue	$1,238	$1,206	$2,522	$2,417	3%	4%

Net revenue of $1,238 million for the three months ended April 30, 2019 increased 3 percent when compared to the same period last year. Net revenue of $2,522 million for the six months ended April 30, 2019 increased 4 percent when compared to the same period last year. Foreign currency movements for the three and six months ended April 30, 2019 had an unfavorable impact on revenue of approximately 3 percentage points in both periods when compared to the same periods last year.

Services and other revenue increased 10 percent and 9 percent for the three and six months ended April 30, 2019, respectively, when compared to the same periods last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and services in the diagnostics and genomics business. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Some of the prominent services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses.

For the three and six months ended April 30, 2019, the service revenue from the Agilent CrossLab business increased 7 percent in both periods with a 4 percentage point unfavorable currency impact in both periods when compared to the same periods last year.   The growth in the service revenue from the Agilent CrossLab business for both periods were driven by the improving connect service rate on current installed instrument base, as well as increase in higher value service offerings. For the three and six months ended April 30, 2019, the service revenue from the diagnostics and genomics business increased 26 percent and 22 percent, respectively when compared to the same periods last year. The increase in diagnostics and genomics service revenue reflects strong growth in both periods throughout the entire portfolio.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$529	$537	$1,136	$1,133	(1)%	—
Diagnostics and genomics	254	243	489	450	5%	9%
Agilent CrossLab	455	426	897	834	7%	8%
Total net revenue	$1,238	$1,206	$2,522	$2,417	3%	4%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2019, decreased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year. For the three months ended April 30, 2019, revenue growth within the academia and government and forensics markets was strong but was more than offset by weaker revenue from the food market and to a lesser extend from the pharmaceutical and chemical and energy markets when compared to the same period last year. For the six months ended April 30, 2019, revenue growth within the academia and government and forensics markets was strong with modest revenue growth within the pharmaceutical market that was fully offset by weaker revenue from the food market and to a lesser extent from the chemical and energy market when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2019, increased 5 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2019, revenue growth within the diagnostics and clinical market continued to be strong led by performance from our nucleic acid solutions and biomolecular analysis businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2019, increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2019, revenue grew across all key end markets with strong growth in the food and academia and government markets. Revenue growth was driven broadly by our entire service and supplies portfolio.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Total gross margin	54.1%	53.3%	54.6%	54.3%	1 ppt	—
Research and development	$99	$92	$201	$186	8%	8%
Selling, general and administrative	$354	$341	$709	$688	4%	3%
Operating margin	17.4%	17.4%	18.5%	18.2%	—	—

Total gross margin for the three and six months ended April 30, 2019 increased 1 percentage point and was relatively flat, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2019 reflects the impact of lower inventory charges, lower materials costs and favorable currency impact on costs offset by increased wages, higher expenses related to tariffs and higher amortization expense of intangible assets.

Research and development expenses in the three and six months ended April 30, 2019 increased 8 percent in both periods when compared to the same periods last year. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and additional expenses related to acquired businesses when compared to spending in the same period last year.

Selling, general and administrative expenses increased 4 percent and 3 percent in the three and six months ended April 30, 2019, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2019 was due to increased wages, higher share-based compensation expense and higher acquisition and integration costs partially offset by operational efficiencies and savings and favorable currency impact. The increase in selling, general and administrative expenses for the six months ended April 30, 2019 was due to increased wages and higher acquisition and integration costs partially offset by operational efficiencies and savings and favorable currency impact.

Total operating margin for the three and six months ended April 30, 2019 was relatively flat in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2019 was impacted by increased wages, higher acquisition and integration costs, higher expenses related to tariffs and higher amortization expense of intangible assets offset by lower spending and planned operational savings and favorable currency impact.

At April 30, 2019, our headcount was approximately 15,550 as compared to approximately 14,000 at April 30, 2018. The increase in headcount is mainly due to the acquisition of several businesses and employees in our service business.

Other income (expense), net

In the three and six months ended April 30, 2019 and 2018, other income (expense), net, includes $3 million and $6 million, respectively, of income in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. Also included in other income (expense), net for the six months ended April 30, 2018 is approximately $15 million of income related to a special one-time settlement with a third-party and a $5 million pension settlement gain related to the substitutional portion of the defined benefit pension plans established under the Japanese Welfare Pension Insurance Law.

Income Taxes

For the three and six months ended April 30, 2019, the company's income tax expense was $36 million with an effective tax rate of 16.5 percent and an income tax benefit of $220 million with an effective tax rate of (47.2) percent, respectively. For the six months ended April 30, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. The income tax provision for the three and six months ended April 30, 2019 also includes the excess tax benefits from stock-based compensation of $3 million and $7 million, respectively.

For the three and six months ended April 30, 2018, the company's income tax expense was $22 million with an effective tax rate of 9.7 percent and $575 million with an effective tax rate of 125.0 percent, respectively. The effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the Tax Act. The income taxes provision for the three and six months ended April 30, 2018 also included the excess tax benefits from stock-based compensation of $7 million and $18 million, respectively.

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

In the U.S., tax years remain open back to the year 2015 for federal income tax purposes and the year 2000 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001. There were no substantial changes from our 2018 Annual Report on Form 10-K to the status of the open tax years in the first six months of fiscal year 2019.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$529	$537	$1,136	$1,133	(1)%	—

Life sciences and applied markets business revenue for the three and six months ended April 30, 2019 decreased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year. Revenue from our recent acquisitions in the past year contributed 2 percentage points to our revenue growth in the three months ended April 30, 2019. Geographically, revenue increased 1 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 3 percent in Europe with a 5 percentage point unfavorable currency impact and decreased 2 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended April 30, 2019 compared to the same period last year. The revenue decline during the three months ended April 30, 2019 was driven by a decrease in sales of LC and LCMS products partially offset by strong performance in our cell analysis products and atomic absorption products. Revenue increased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 5 percent in Europe with a 4 percentage point unfavorable currency impact and increased 1 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the six months ended April 30, 2019 compared to the same period last year. Flat revenue growth during the six months ended April 30, 2019 was driven by weakness in sales in our LC, LCMS and spectroscopy businesses which was offset by strength in informatics and cell analysis products when compared to the same period last year.

For the three months ended April 30, 2019, revenue results by end markets were mixed with the academia and government and forensics markets delivering strong revenue growth while the food market and to a lesser extent the pharmaceutical and chemical and energy markets delivered weaker results when compared to the same period last year. Revenue growth in the academia and government markets was also strong due to performance of our cell analysis products, which includes products from our recent acquisitions. For the six months ended April 30, 2019, revenue results by end markets were mixed with the academia and government and forensics markets delivering strong revenue growth, pharmaceutical and environmental markets delivering moderate growth while the food and chemical and energy markets delivered weaker results when compared to the same period last year.

Looking forward, despite short term uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate strong sales funnels given new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	60.6%	59.7%	61.4%	61.0%	1 ppt	—
Research and development	$54	$54	$110	$108	—	2%
Selling, general and administrative	$159	$154	$321	$316	3%	2%
Operating margin	20.3%	21.0%	23.4%	23.6%	(1) ppt	—

Gross margin for products and services for the three and six months ended April 30, 2019, increased 1 percentage point and was flat, respectively, when compared to the same periods last year. Gross margin for the three months ended April 30, 2019 was impacted by favorable product mix, lower manufacturing material costs and favorable currency impact on costs partially offset by higher expenses related to tariffs and logistics costs. Gross margin for the six months ended April 30, 2019 was impacted by higher expenses related to tariffs and logistics costs which was offset by favorable currency impact and lower manufacturing material costs.

Research and development expenses for the three and six months ended April 30, 2019, was flat and increased 2 percent, respectively, when compared to the same periods last year. Research and development for the three months ended April 30, 2019 was impacted by additional expenses related to our recent acquisitions as well as annual wage and benefit increases offset by favorable currency impact and lower discretionary expenses. The increase in research and development for the six months ended April 30, 2019 was due to additional expenses related to our recent acquisitions as well as annual wage and benefit increases partially offset by favorable currency impact.

Selling, general and administrative expenses for the three and six months ended April 30, 2019, increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2019 was impacted by annual wage and benefit increases and additional expenses related to our recent acquisitions partially offset by operational efficiencies and savings and favorable currency impact. Selling, general and administrative expenses for the six months ended April 30, 2019 was impacted by annual wage and benefit increases and additional expenses related to our recent acquisitions offset by lower spending and planned operational savings and favorable currency impact.

Operating margin for product and services for the three and six months ended April 30, 2019 decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. Operating margin for the three months ended April 30, 2019 reflects the slight revenue decline partially offset by the favorable impact of currency on selling, general and administrative expenses. Operating margin for the six months ended April 30, 2019 reflects flat revenue growth partially offset by the favorable impact of currency on selling, general and administrative expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2019, decreased $6 million and $1 million, respectively, on a corresponding revenue decrease of $8 million and increase of $3 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$254	$243	$489	$450	5%	9%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2019 increased 5 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 13 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 1 percent in Europe with a 7 percentage point unfavorable currency impact and decreased 4 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended April 30, 2019 compared to the same period last year. For the three months ended April 30, 2019, the growth in Americas was driven by strong growth in our companion diagnostic businesses and continued strength in our nucleic acid solutions, biomolecular analysis and genomics businesses. The performance in Europe was driven by growth in our reagent partnership and companion diagnostics businesses and offset by a decrease in the genomics business. In Asia Pacific the growth was driven by our pathology and biomolecular analysis businesses and negatively impacted by a decrease in the genomics business. Revenue increased 17 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 1 percent in Europe with a 6 percentage point unfavorable currency impact and increased 3 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the six months ended April 30, 2019 compared to the same period last year. For the six months ended April 30, 2019, the growth in Americas was driven by strong growth in our nucleic acid solutions and companion diagnostic businesses and continued strength in our biomolecular analysis businesses. The performance in Europe was driven by growth in our reagent partnership and biomolecular analysis businesses. In Asia Pacific the growth was driven by our pathology and biomolecular analysis businesses.

For the three months ended April 30, 2019, the diagnostics and genomics business revenue grew by 5 percent. The global growth was led by very strong revenue performance in our companion diagnostics business. The diagnostics and clinical research market remains strong and growing driven by an aging population and unhealthy lifestyle. For the six months ended April 30, 2019, the diagnostics and genomics business revenue grew by 9 percent driven by the same market forces.

Looking forward, we are optimistic about our growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets, as our OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong. We are investing in building further capacity in our nucleic acid solutions business to address the future demand for the oligos. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	54.8%	54.8%	54.5%	54.5%	—	—
Research and development	$29	$24	$60	$49	20%	23%
Selling, general and administrative	$61	$61	$124	$124	—	—
Operating margin	19.3%	19.9%	16.8%	16.1%	(1) ppt	1 ppt

Gross margin for products and services for the three and six months ended April 30, 2019, was flat for both periods when compared to the same periods last year. Gross margin in the three and six months ended April 30, 2019 was impacted as gains from higher volumes were mainly offset by an unfavorable product mix.

Research and development expenses for the three and six months ended April 30, 2019, increased 20 percent and 23 percent, respectively, when compared to the same periods last year. The increase in research and development for the three months ended April 30, 2019 was due to additional expenses related to prior year's acquisitions, higher wages and benefits and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses for the three and six months ended April 30, 2019, was flat for both periods when compared to the same periods last year. Selling general and administrative expenses in both periods, was impacted by a favorable currency impact, operational efficiencies and savings in field selling costs offset by incremental expenses related to our prior year's acquisitions.

Operating margin for product and services for the three and six months ended April 30, 2019 decreased 1 percentage point and increased 1 percentage point, respectively, when compared to the same periods last year. The decrease in operating margin for the three months ended April 30, 2019 was mainly due to higher research and development investments related to prior year’s acquisitions. The increase in operating margin for the six months ended April 30, 2019 was mainly due to higher revenue volumes, more than offsetting the research and development investments related to prior year’s acquisitions.

Income from Operations

Income from operations for the three and six months ended April 30, 2019 increased $1 million and $10 million, respectively, on a corresponding revenue increase of $11 million and $39 million, respectively, due to higher revenue volumes.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$455	$426	$897	$834	7%	8%

Agilent CrossLab business revenue for the three and six months ended April 30, 2019 increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2019 had an overall unfavorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue from our recent acquisitions in the past year contributed 2 percentage points to our revenue growth for both the three and six months ended April 30, 2019, when compared to the same periods last year. Geographically, revenue increased 8 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 3 percent in Europe with a 7 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with a 5 percentage point unfavorable currency impact for the three months ended April 30, 2019 compared to the same period last year. Recent acquisitions contributed 3 percentage points in the Americas and 1 percentage point in Europe for the three months ended April 30, 2019. Revenue increased 8 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 5 percent in Europe with a 6 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with a 4 percentage point unfavorable currency impact for the six months ended April 30, 2019 compared to the same period last year. Recent acquisitions contributed 3 percentage points in the Americas and 1 percentage point in Europe for the six months ended April 30, 2019. During the three and six months ended April 30, 2019, revenue growth was driven broadly by our entire service and supplies portfolio.

For the three months ended April 30, 2019, the Agilent CrossLab business saw broad-based revenue growth in all key end markets, but the growth was especially strong in the food, academia and government, chemical and energy markets when excluding the impact of recent acquisitions. For the six months ended April 30, 2019, the Agilent CrossLab business saw robust revenue growth across all key end markets.

Looking forward, we anticipate strength in all key end markets will continue to drive our revenue growth in the near term. The Agilent CrossLab portfolio of products and services are well positioned to succeed in changing market conditions in any of our key end markets. Geographically, the business is well diversified across all regions to swiftly take advantage of regional market opportunities and to help hedge against volatility in any one region. Other factors for near term revenue growth include our continuing expansion of our e-commerce sales channel.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	51.3%	50.0%	51.3%	50.2%	1 ppt	1 ppt
Research and development	$14	$14	$29	$28	—	3%
Selling, general and administrative	$105	$103	$212	$208	2%	2%
Operating margin	25.2%	22.5%	24.5%	21.9%	3 ppts	3 ppts

Gross margin for products and services for the three and six months ended April 30, 2019 increased 1 percentage point for both periods when compared to the same periods last year primarily due to favorable currency impact on costs. In addition, the gross margin was positively impacted by improvements to the operational efficiency of the service delivery business.

Research and development expenses for the three and six months ended April 30, 2019 was relatively flat when compared to the same periods last year. The slight increase was primarily due to higher wages and additional research and development expenses from recent acquisitions.

Selling, general and administrative expenses for the three and six months ended April 30, 2019 increased 2 percent for both periods, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2019 was primarily due to additional operating expenses from recent acquisitions, higher wages and higher share-based compensation expense, partially offset by a favorable impact from foreign currency movements. The increase in selling, general and administrative expenses for the six months ended April 30, 2019 was primarily due to additional operating expenses from recent acquisitions and higher wages, partially offset by a favorable impact from foreign currency movements.

Operating margin for product and services for the three and six months ended April 30, 2019 increased approximately 3 percentage points for both periods when compared to the same periods last year. The improvement in the operating margin for both of those periods were driven by strong growth in revenues and gross margins, combined with only a modest growth in operating expenses.

Income from Operations

Income from operations for the three and six months ended April 30, 2019 increased $19 million and $37 million, respectively, on a corresponding revenue increase of $29 million and $63 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of April 30, 2019 consisted of cash and cash equivalents of $2,155 million as compared to $2,247 million as of October 31, 2018.

As of April 30, 2019, $1,686 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, in general our cash and cash equivalents are no longer subjected to U.S. federal tax when repatriated into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

As a result of the Tax Act, we are required to pay a one-time transition tax of $426 million on deferred foreign income not previously subject to U.S. federal income tax. The first installment of $36 million was paid in the second quarter of 2019 and the remaining will be paid over the next seven years.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $465 million for the six months ended April 30, 2019 compared to cash inflow of $518 million for the same period in 2018. In the six months ended April 30, 2019, we paid approximately $79 million under our variable and incentive pay programs, as compared to a total of $69 million paid during the same period of 2018. Net cash paid for income taxes was approximately $104 million and $48 million in the six months ended April 30, 2019 and 2018, respectively. For the six months ended April 30, 2019, the net change in tax-related assets and liabilities related to the enactment of the Tax Act of zero compared to $533 million in the same period in the prior year which primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the six months ended April 30, 2019, deferred taxes used cash of $272 million compared to cash used of $13 million in the same period in 2018. The change of cash in the six months ended April 30, 2019 primarily related to the restructuring of our operations in Singapore of $266 million. For the six months ended April 30, 2019, other assets and liabilities had cash outflow of $46 million compared to cash inflow of $26 million for the same period in 2018. Cash outflow in the six months ended April 30, 2019 was largely the result of increased income tax payments, interest payments on senior notes and changes in deferred revenue. Cash inflow for the six months ended April 30, 2018 in other assets and liabilities were related to changes in the transaction taxes and deferred revenue.

In the six months ended April 30, 2019, accounts receivable used cash of $17 million compared to cash used of $21 million for the same period in 2018.  Days’ sales outstanding as of April 30, 2019 and 2018 was 59 days and 56 days, respectively. Accounts payable used cash of $8 million for the six months ended April 30, 2019 compared to cash used of $14 million in the same period in 2018. Cash used for inventory was $21 million for the six months ended April 30, 2019 compared to cash used of $34 million for the same period in 2018. Inventory days on-hand was 104 days as of April 30, 2019 compared to 95 days as of April 30, 2018.

We contributed approximately $11 million to our defined benefit plans in both the six months ended April 30, 2019 and 2018. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $15 million to our defined benefit plans during the remainder of 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $346 million for the six months ended April 30, 2019 as compared to net cash used in investing activities of $118 million in the same period of 2018. Investments in property, plant and equipment were $78 million for the six months ended April 30, 2019 compared to $108 million in the same period of 2018. We expect that total capital expenditures for the current year will be approximately $170 million. Cash used to purchase fair value investments for the six months ended April 30, 2019 was $18 million compared to $1 million in the same period in 2018. In the six months ended April 30, 2019, we invested $248 million in our acquisition of ACEA, net of cash acquired, compared to $7 million in acquisitions in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2019 was $214 million compared to net cash used in financing activities of $77 million for the same period of 2018.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved the 2019 repurchase program designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the six months ended April 30, 2019, we repurchased 1.766 million shares for $125 million, under this authorization. During the six months ended April 30, 2019, we retired approximately 1.757 million shares for $124 million. The remaining 9,000 treasury shares were retired on May 1, 2019. As of April 30, 2019, we had remaining authorization to repurchase up to $1.625 billion of our common stock under this program. In the third quarter of 2019, we anticipate repurchasing more shares than our typical quarterly repurchases.

On May 28, 2015, we announced that our board of directors had approved a new share repurchase program (the "2015 repurchase program"). The 2015 repurchase program authorized the purchase of up to $1.14 billion of our common stock at the company's discretion through and including November 1, 2018. The 2015 repurchase program did not require the company to acquire a specific number of shares and could have been suspended or discontinued at any time. During the six months ended April 30, 2018, we repurchased and retired 1.3 million shares for $93 million under this authorization. On November 1, 2018, the remaining authorization of $188 million under this repurchase program expired.

Dividends

During the six months ended April 30, 2019 and 2018, we paid cash dividends of $0.328 per common share or $104 million and $0.298 per common share or $96 million, respectively, on the company's common stock.

On May 22, 2019, our board of directors declared a quarterly dividend of $0.164 per share of common stock or approximately $53 million which will be paid on July 24, 2019 to all shareholders of record at close of business on July 2, 2019. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated the closing date of the new facility. As of April 30, 2019, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for all the credit facilities during the six months ended April 30, 2019.

Long-term debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2019 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Other

There were no substantial changes from our 2018 Annual Report on Form 10-K to our contractual commitments in the first six months of fiscal 2019. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2019 and October 31, 2018 include $579 million and $607 million, respectively, related to long-term income tax liabilities. Of these amounts, $221 million and $215 million related to uncertain tax positions of continuing operations as of April 30, 2019 and October 31, 2018, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 50 percent and 52 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2019 and 2018, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 3 percentage points in the six months ended April 30, 2019. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2019, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at ensuring that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding such required disclosure to the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our operating results may suffer. In addition, promising new products may fail to reach the market or realize only limited commercial success because of real or perceived concerns of our customers. Furthermore, as we collaborate with pharmaceutical customers to develop drugs such as companion diagnostics assays or provide drug components like active pharmaceutical ingredients, we face risks that those drug programs may be cancelled upon clinical trial failures.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates has decreased revenues by approximately 3 percentage points in the six months ended April 30, 2019. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact on our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods

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

We sell our products into many countries and we also source many components and materials for our products from various countries. Tariffs recently announced and implemented could have negative impact on our business, results of operations and financial condition. Further, additional tariffs, the scope and duration of which, if implemented, remains uncertain, which have been proposed or threatened and the potential escalation of a trade war and retaliatory measures could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business. The markets in which we operate are very dynamic, and our businesses continue to respond with reorganizations, workforce reductions and site closures. We believe our pay levels are very competitive within the regions that we operate. However, there is intense competition for certain highly technical specialties in geographic areas where we continue to recruit, and it may become more difficult to hire and retain our key employees.

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

Integrating the operations of acquired businesses within Agilent could be a difficult, costly and time-consuming process that involves a number of risks. Acquisitions and strategic investments and alliances may require us to integrate and collaborate with a different company culture, management team, business model, business infrastructure and sales and distribution methodology and assimilate and retain geographically dispersed, decentralized operations and personnel. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including introducing new products and meeting revenue targets as expected, the retention of key employees and key customers, increased exposure to certain governmental regulations and compliance requirements and increased costs and use of resources. Further, the integration of acquired businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations.

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. The EU's General Data Protection Regulation ("GDPR"), which became effective in May 2018, applies to all of our activities related to products and services that we offer to EU customers and workers. The GDPR established new requirements regarding the handling of personal data and includes significant penalties for non-compliance (including possible fines of up to 4 percent of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

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

A number of our products are subject to regulation by the FDA and certain similar foreign regulatory agencies. In addition, a number of our products may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Some of our products are subject to particularly complex regulations such as regulations of toxic substances and failure to comply with such regulations could harm our business.

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act, and by regulatory bodies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and the import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by the EPA for its effect on health and safety, and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

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

Our current and historical manufacturing processes and operations involve, or have involved, the use of certain substances regulated under various foreign, federal, state and local environment protection and health and safety laws and regulations. As a result, we may become subject to liabilities for environmental contamination and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection and health and safety at our sites inside and outside the United States, we may not be aware of all conditions that could subject us to liability. Further, in the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities, we may be required to make certain changes and adaptations to our manufacturing processes. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanction, including fines, penalties or suspensions. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

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

The Tax Act significantly changed the taxation of U.S. based multinational corporations. Our compliance with the Tax Act requires the use of estimates in our financial statements and exercise of significant judgment in accounting for its provisions. The implementation of the Tax Act requires interpretations and implementing regulations by the Internal Revenue Service ("IRS"), as well as state tax authorities. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of April 30, 2019, the company had no borrowings outstanding under the credit facility. We also currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and engage in certain types of sale and leaseback transactions and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing our senior notes contains covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

If we suffer a loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of April 30, 2019, we had cash and cash equivalents of approximately $2.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

We are subject to the rules of the SEC which require disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which requires an annual disclosure report to be filed with the SEC by May 31st of each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. Our ongoing implementation of these rules could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tantalum, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2019.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
February 1, 2019 through February 28, 2019	217,763	$77.28	217,763	$1,658
March 1, 2019 through March 31, 2019	233,481	$80.06	233,481	$1,640
April 1, 2019 through April 30, 2019	186,685	$79.47	186,685	$1,625
Total	637,929	$78.94	637,929	$1,625

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at an time. As of April 30, 2019, all repurchased shares except for 9,000 shares have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1
Credit Agreement, dated March 13, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2019.*

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

* Previously filed.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 30, 2019	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 30, 2019	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)