Form 10-Q
period 2019-07-31
AGILENT TECHNOLOGIES INC
filed 2019-08-30
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For transition period from              to
 Commission File Number: 001-15405
 AGILENT TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	77-0518772
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5301 Stevens Creek Blvd.,
Santa Clara, California 95051
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 345-8886

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which registered
Common Stock, $0.01 par value	A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of  August 23, 2019, the registrant had 309,467,678 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net revenue:
Products	$949	$907	$2,850	$2,755
Services and other	325	296	946	865
Total net revenue	1,274	1,203	3,796	3,620
Costs and expenses:
Cost of products	411	381	1,225	1,170
Cost of services and other	171	163	503	478
Total costs	582	544	1,728	1,648
Research and development	101	97	302	283
Selling, general and administrative	366	341	1,075	1,029
Total costs and expenses	1,049	982	3,105	2,960
Income from operations	225	221	691	660
Interest income	10	9	30	28
Interest expense	(18)	(18)	(53)	(57)
Other income (expense), net	5	30	20	71
Income before taxes	222	242	688	702
Provision (benefit) for income taxes	31	6	(189)	581
Net income	$191	$236	$877	$121

Net income per share:
Basic	$0.61	$0.74	$2.78	$0.38
Diluted	$0.60	$0.73	$2.74	$0.37

Weighted average shares used in computing net income per share:
Basic	312	320	316	322
Diluted	316	324	320	326

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Net income	$191	$236	$877	$121
Other comprehensive income (loss):
Unrealized gain on derivative instruments, net of tax expense of $1, $2, $0 and $0	3	6	2	3
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1), $0, $(2) and $2	—	1	(4)	4
Foreign currency translation, net of tax expense (benefit) of $(1), $0, $(10) and $0	(12)	(39)	1	(13)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $5, $3, $11 and $8	5	8	17	21
Change in net prior service benefit, net of tax benefit of $0, $(1), $(1) and $(2)	(2)	(1)	(5)	(4)
Other comprehensive income (loss)	(6)	(25)	11	11
Total comprehensive income	$185	$211	$888	$132

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,765	$2,247
Accounts receivable, net	856	776
Inventory	660	638
Other current assets	176	187
Total current assets	3,457	3,848
Property, plant and equipment, net	839	822
Goodwill	3,107	2,973
Other intangible assets, net	511	491
Long-term investments	99	68
Other assets	612	339
Total assets	$8,625	$8,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$316	$340
Employee compensation and benefits	270	304
Deferred revenue	344	324
Short-term debt	504	—
Other accrued liabilities	188	203
Total current liabilities	1,622	1,171
Long-term debt	1,294	1,799
Retirement and post-retirement benefits	225	239
Other long-term liabilities	737	761
Total liabilities	3,878	3,970
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 310 million shares at July 31, 2019 and 318 million shares at October 31, 2018 issued	3	3
Additional paid-in-capital	5,270	5,308
Accumulated deficit	(122)	(336)
Accumulated other comprehensive loss	(404)	(408)
Total stockholders' equity	4,747	4,567
Non-controlling interest	—	4
Total equity	4,747	4,571
Total liabilities and equity	$8,625	$8,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018

Net income	$877	$121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	162	154
Share-based compensation	57	56
Deferred taxes	(267)	(21)
Excess and obsolete inventory related charges	12	22
Gain on step acquisition	—	(20)
Other non-cash expense, net	4	7
Changes in assets and liabilities:
Accounts receivable	(58)	(9)
Inventory	(31)	(66)
Accounts payable	—	(9)
Employee compensation and benefits	(35)	(24)
Change in assets and liabilities due to Tax Act	—	533
Other assets and liabilities	(14)	(29)
Net cash provided by operating activities	707	715

Cash flows from investing activities:
Investments in property, plant and equipment	(125)	(141)
Payment to acquire fair value investments	(21)	(11)
Payment in exchange for convertible note	(2)	(2)
Payment to acquire intangible assets	(1)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(248)	(437)
Net cash used in investing activities	(397)	(591)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	52	53
Payment of taxes related to net share settlement of equity awards	(15)	(29)
Payment of dividends	(155)	(144)
Purchase of non-controlling interest	(4)	—
Proceeds from revolving credit facility	—	483
Repayment of debt and revolving credit facility	—	(693)
Treasury stock repurchases	(674)	(336)
Net cash used in financing activities	(796)	(666)

Effect of exchange rate movements	3	(5)

Net decrease in cash, cash equivalents and restricted cash	(483)	(547)

Cash, cash equivalents and restricted cash at beginning of period	2,254	2,686
Cash, cash equivalents and restricted cash at end of period	$1,771	$2,139

Supplemental cash flow information:
Income tax paid, net	$108	$86
Interest payments	$61	$68
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(26)	$(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	178	$(398)	$5,125	$—	$5,125
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	191	—	191	—	191
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)	—	(6)
Total comprehensive income								185		185
Cash dividends declared ($0.164 per common share)	—	—	—	—	—	(51)	—	(51)	—	(51)
Share-based awards issued, net of tax	325	—	19	—	—	—	—	19	—	19
Repurchase of common stock	—	—	—	(8,004)	(549)	—	—	(549)	—	(549)
Retirement of treasury stock	(8,013)	—	(110)	8,013	550	(440)	—	—	—	—
Share-based compensation	—	—	18	—	—	—	—	18	—	18
Balance as of July 31, 2019	309,597	$3	$5,270	—	$—	$(122)	$(404)	$4,747	$—	$4,747

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Nine Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	—	—	33	(7)	26	—	26
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	877	—	877	—	877
Other comprehensive income	—	—	—	—	—	—	11	11	—	11
Total comprehensive income								888		888
Change in non-controlling interest	—	—	—	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.492 per common share)	—	—	—	—	—	(155)	—	(155)	—	(155)
Share-based awards issued, net of tax	1,652	—	37	—	—	—	—	37	—	37
Repurchase of common stock	—	—	—	(9,770)	(674)	—	—	(674)	—	(674)
Retirement of treasury stock	(9,770)	—	(133)	9,770	674	(541)	—	—	—	—
Share-based compensation	—	—	58	—	—	—	—	58	—	58
Balance as of July 31, 2019	309,597	$3	$5,270	—	$—	$(122)	$(404)	$4,747	$—	$4,747

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended July 31, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of April 30, 2018	322,315	$3	$5,332	—	$—	$(412)	$(310)	$4,613	$4	$4,617
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	236	—	236	—	236
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)	—	(25)
Total comprehensive income								211		211
Cash dividends declared ($0.149 per common share)	—	—	—	—	—	(48)	—	(48)	—	(48)
Share-based awards issued, net of tax	351	—	18	—	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(3,762)	(243)	—	—	(243)	—	(243)
Retirement of treasury stock	(3,762)	—	(51)	3,762	243	(192)	—	—	—	—
Share-based compensation	—	—	13	—	—	—	—	13	—	13
Balance as of July 31, 2018	318,904	$3	$5,312	—	$—	$(416)	$(335)	$4,564	$4	$4,568

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Nine Months Ended July 31, 2018	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2017	321,975	$3	$5,300	—	$—	$(126)	$(346)	$4,831	$4	$4,835
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	121	—	121	—	121
Other comprehensive income	—	—	—	—	—	—	11	11	—	11
Total comprehensive loss								132		132
Cash dividends declared ($0.447 per common share)	—	—	—	—	—	(144)	—	(144)	—	(144)
Share-based awards issued, net of tax	2,039	—	25	—	—	—	—	25	—	25
Repurchase of common stock	—	—	—	(5,110)	(336)	—	—	(336)	—	(336)
Retirement of treasury stock	(5,110)	—	(69)	5,110	336	(267)	—	—	—	—
Share-based compensation	—	—	56	—	—	—	—	56	—	56
Balance as of July 31, 2018	318,904	$3	$5,312	—	$—	$(416)	$(335)	$4,564	$4	$4,568

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2019 and 2018 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2018 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2019 and October 31, 2018, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2019 and 2018, condensed consolidated statement of operations for the three and nine months ended July 31, 2019 and 2018, condensed consolidated statement of cash flows for the nine months ended July 31, 2019 and 2018 and condensed consolidated statement of equity for the three and nine months ended July 31, 2019 and 2018.

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

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $53 million and is lower than the carrying value by approximately $15 million as of July 31, 2019 and October 31, 2018, respectively. The change in the fair value over carrying value in the nine months ended July 31, 2019 is primarily due to fluctuations in market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.

 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 except for the following:

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. In July 2018, the FASB clarified two requirements in the new leases standard. The FASB decided to provide another transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the FASB decided to provide lessors with a practical expedient to not separate

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

nonlease components from the associated lease component, similar to the expedient provided for lessees. In December 2018, the FASB update clarified application of Accounting Standard Codification ("ASC") Topic 842, Leases. The new guidance is effective for us beginning November 1, 2019, and for interim periods within that year. Early adoption is permitted, and we will be required to adopt using a modified retrospective approach. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

Had we continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three and nine months ended July 31, 2019. Refer to Note 1, for a description of the company’s revenue recognition policies and Note 3, "Revenue" for the disclosures required by the standard.

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

	July 31,	October 31
	2019	2018
	(in millions)
Cash and cash equivalents	$1,765	$2,247
Restricted cash included in other assets	6	7
Total cash, cash equivalents and restricted cash	$1,771	$2,254

As of November 1, 2018, we adopted new accounting guidance which requires employers that present a measure of operating income in their statements of operations to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic pension and postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net periodic pension and postretirement benefit costs, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The adoption of this guidance resulted in a reclassification of income from our income from operations to other income (expense) on our consolidated statement of operations of approximately $2 million and $7 million in the three and nine months ended July 31, 2019, respectively and approximately $4 million and $19 million in the three and nine months ended July 31, 2018, respectively. As adoption is required to be on a retrospective basis, we have recast our historical condensed consolidated statements of operations and segment information to conform to current year presentation.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31, 2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$160	$138	$167	$465
Europe	118	91	130	339
Asia Pacific	266	34	170	470
Total	$544	$263	$467	$1,274

	Nine Months Ended July 31, 2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$473	$367	$491	$1,331
Europe	407	279	390	1,076
Asia Pacific	800	106	483	1,389
Total	$1,680	$752	$1,364	$3,796

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended	Nine Months Ended
	July 31, 2019	July 31, 2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biotechnology	$416	$1,178
Chemical and Energy	291	899
Diagnostics and Clinical	198	578
Food	116	359
Academia and Government	103	333
Environmental and Forensics	150	449
Total	$1,274	$3,796

Revenue by Type
Instrumentation	$505	$1,563
Non-instrumentation and other	769	2,233
Total	$1,274	$3,796

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet.

The balance of contract assets as of July 31, 2019 and as of the date of adoption of ASC 606 were $122 million and $57 million, respectively. The increase in unbilled receivables during the nine months ended July 31, 2019 is a result of recognition of revenue upon the transfer of the control to the customer. In some instances transfer of control is prior to invoicing the customers and excluding amounts transferred to trade receivables during the period amounted to $65 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2019:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2018	$367
Impact of adoption of new revenue recognition guidance	(11)
Net revenue deferred in the period	263
Revenue recognized that was included in the contract liability balance at the beginning of the period	(230)
Change in deferrals from customer cash advances, net of revenue recognized	—
Contract liabilities acquired in business combinations	2
Currency translation and other adjustments	—
Ending balance as of July 31, 2019	$391

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if it expects the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2019 and are included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2019, was $182 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Cost of products and services	$4	$3	$13	$13
Research and development	2	1	6	5
Selling, general and administrative	12	9	39	38
Total share-based compensation expense	$18	$13	$58	$56

At July 31, 2019 and October 31, 2018, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
LTPP:
Volatility of Agilent shares	22%	21%	22%	21%
Volatility of selected peer-company shares	15%-66%	14%-66%	15%-66%	14%-66%
Pair-wise correlation with selected peers	30%	32%	30%	32%

Post-vest holding restriction discount for all executive awards	5.0%	4.8%	5.0%	4.8%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and nine months ended July 31, 2019, the company's income tax expense was $31 million with an effective tax rate of 14.0 percent and an income tax benefit of $189 million with an effective tax rate of (27.5) percent, respectively. For the nine months ended July 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore.

For the three and nine months ended July 31, 2018, the company's income tax expense was $6 million with an effective tax rate of 2.5 percent and $581 million with an effective tax rate of 82.8 percent, respectively. For the nine months ended July 31, 2018, the effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). The U.S statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018 resulting in the recognition of previously unrecognized tax benefits of $23 million for the three and nine months ended July 31, 2018. The income taxes provision for the nine months ended July 31, 2018 also included the excess tax benefits from stock-based compensation of $17 million.

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

In the U.S., tax years remain open back to the year 2016 for federal income tax purposes and the year 2014 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Numerator:
Net income	$191	$236	$877	$121
Denominator:
Basic weighted-average shares	312	320	316	322
Potential common shares— stock options and other employee stock plans	4	4	4	4
Diluted weighted-average shares	316	324	320	326

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

For the three and nine months ended July 31, 2019 and 2018, the impact of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share was not material.

7. INVENTORY

	July 31, 2019	October 31, 2018
	(in millions)
Finished goods	$409	$386
Purchased parts and fabricated assemblies	251	252
Inventory	$660	$638

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2019:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2018	$803	$1,607	$563	$2,973
Foreign currency translation impact	(3)	(3)	(2)	(8)
Goodwill arising from acquisitions and adjustments	153	(11)	—	142
Goodwill as of July 31, 2019	$953	$1,593	$561	$3,107

The components of other intangible assets as of July 31, 2019 and October 31, 2018 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2018
Purchased technology	$947	$683	$264
Trademark/Tradename	151	88	63
Customer relationships	107	63	44
Third-party technology and licenses	28	19	9
Total amortizable intangible assets	1,233	853	380
In-Process R&D	111	—	111
Total	$1,344	$853	$491
As of July 31, 2019
Purchased technology	$1,025	$739	$286
Trademark/Tradename	153	98	55
Customer relationships	127	75	52
Third-party technology and licenses	28	21	7
Total amortizable intangible assets	1,333	933	400
In-Process R&D	111	—	111
Total	$1,444	$933	$511

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

During the nine months ended July 31, 2019, we recorded additions to goodwill of $153 million related primarily to the ACEA acquisition within the life sciences and applied markets business. In the second quarter of fiscal year 2019, we recorded a measurement period adjustment to goodwill of $11 million for deferred tax assets related to pre-acquisition net operating losses of Advanced Analytical Technologies, Inc. During the nine months ended July 31, 2019, we recorded additions to other intangible assets of $103 million primarily related to the ACEA acquisition. During the nine months ended July 31, 2019, other intangible assets, net decreased $1 million due to foreign exchange translation impact.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and nine months ended July 31, 2019 and 2018, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amortization expense of intangible assets was $27 million and $82 million for the three and nine months ended July 31, 2019, respectively. Amortization expense of intangible assets was $28 million and $80 million for the three and nine months ended and July 31, 2018, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2019 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2019	$26
2020	$94
2021	$81
2022	$65
2023	$55
2024	$46
Thereafter	$33

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2019 were as follows:

		Fair Value Measurement at July 31, 2019 Using
	July 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$983	$983	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	30	30	—	—
Other investments	24	—	24	—
Total assets measured at fair value	$1,047	$1,013	$34	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$35	$—	$35	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 were as follows:

		Fair Value Measurement at October 31, 2018 Using
	October 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,355	$1,355	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Long-term
Trading securities	30	30	—	—
Total assets measured at fair value	$1,401	$1,385	$16	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$35	$—	$35	$—

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

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2019 and 2018, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three and nine months ended July 31, 2019, there were no impairment or material change in fair value of non-marketable securities. As of July 31, 2019 and October 31, 2018, the carrying amount of non-marketable equity securities without readily determinable fair values was $45 million and $23 million, respectively.

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

Fair Value Hedges

We are exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars at fixed interest rates based on the market conditions at the time of financing. The fair value of our fixed rate debt changes when the underlying market rates of interest change, and, in the past, we have used interest rate swaps to change our fixed interest rate payments to U.S. dollar LIBOR-based variable interest expense to match the floating interest income from our cash, cash equivalents and other short-term investments. As of July 31, 2019, all interest rate swap contracts had either been terminated or had expired.

On August 9, 2011, we terminated five interest rate swap contracts related to our 2020 senior notes that represented the notional amount of $500 million. The remaining gain to be amortized at July 31, 2019 was $4 million. All deferred gains from terminated interest rate swaps are being amortized over the remaining life of the 2020 senior notes.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2019 and entered into prior to November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales each period. For open contracts as of July 31, 2019 and entered into on or after November 1, 2018, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2019 and 2018 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at July 31, 2019 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2019 was $7 million.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2019, was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 270 foreign exchange forward contracts open as of July 31, 2019 and designated as cash flow hedges. There were 179 foreign exchange forward contracts open as of July 31, 2019 not designated as hedging instruments. The aggregated notional amounts by currency and designation as of July 31, 2019 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(49)	$66
British Pound	(57)	2
Canadian Dollar	(38)	(3)
Japanese Yen	(100)	(8)
Korean Won	(57)	(41)
Singapore Dollar	15	(5)
Chinese Yuan Renminbi	(74)	(33)
Swedish Krona	—	(9)
Other	5	(21)
Totals	$(355)	$(52)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2019 and October 31, 2018 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2019	October 31, 2018	Balance Sheet Location	July 31, 2019	October 31, 2018
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$11	Other accrued liabilities	$2	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$5	Other accrued liabilities	$3	$4
Total derivatives	$10	$16		$5	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$4	$8	$2	$3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$1	$(1)	$6	$(6)
Gain (loss) on time value of forward contracts recorded in cost of sales	$(1)	$—	$1	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$—	$(2)	$(2)	$(2)

At July 31, 2019, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $8 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three and nine months ended July 31, 2019 and 2018, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$6	$—	$—
Interest cost on benefit obligation	5	4	3	3	1	1
Expected return on plan assets	(7)	(7)	(11)	(11)	(1)	(2)
Amortization:
Actuarial losses	—	1	9	7	1	2
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(2)	$(2)	$7	$5	$(1)	$(1)

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost—benefits earned during the period	$—	$—	$16	$16	$—	$—
Interest cost on benefit obligation	15	12	9	9	2	3
Expected return on plan assets	(21)	(21)	(33)	(34)	(3)	(6)
Amortization:
Actuarial losses	—	1	27	22	3	6
Prior service credits	—	—	—	—	(6)	(6)
Total net plan costs	$(6)	$(8)	$19	$13	$(4)	$(3)
Settlements gains	$—	$—	$—	$(5)	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2019, respectively. We contributed $5 million and $16 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2019, respectively.

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2018, respectively. We contributed $5 million and $16 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2018.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2019 and we expect to contribute $10 million to our non-U.S. defined benefit plans during the remainder of 2019.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2019	2018
	(in millions)
Beginning balance as of November 1,	$35	$34
Accruals for warranties including change in estimate	40	38
Settlements made during the period	(43)	(39)
Ending balance as of July 31,	$32	$33

Accruals for warranties due within one year	$32	$33

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of July 31, 2019, the company had no borrowings outstanding

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

under the credit facility. We were in compliance with the covenants for all the credit facilities during the three and nine months ended July 31, 2019.

2020 Senior Notes

In July 2010, the company issued an aggregate principal amount of $500 million in senior notes ("2020 senior notes"). The 2020 senior notes will mature on July 15, 2020. All interest rate swap contracts associated with the 2020 senior notes have been terminated and the gain to be amortized over the remaining life of the 2020 senior notes as of July 31, 2019 was $4 million. All outstanding 2020 senior notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes and the related interest rate swaps:

	July 31, 2019			October 31, 2018
	Amortized Principal	Swap	Total	Amortized Principal	Swap	Total
	(in millions)
2020 Senior Notes	—	—	—	499	7	506
2022 Senior Notes	399	—	399	399	—	399
2023 Senior Notes	597	—	597	597	—	597
2026 Senior Notes	298	—	298	297	—	297
Total	$1,294	$—	$1,294	$1,792	$7	$1,799

The 2020 senior notes are repayable within one year and have been reclassified to short-term debt, see Note 13, "Short-Term Debt".

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2019 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. All interest rate swap contracts have been terminated and amounts to be amortized over the remaining life of the senior notes as of July 31, 2019 and October 31, 2018 are detailed above.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2019, we had remaining authorization to repurchase up to $1.076 billion of our common stock under this program.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2019, we paid cash dividends of $0.164 per common share or $51 million and $0.492 per common share or $155 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2018, we paid cash dividends of $0.149 per common share or $48 million and $0.447 per common share or $144 million on the company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2019	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2019	$(201)	$134	$(332)	$1	$(398)

Other comprehensive income (loss) before reclassifications	(13)	—	—	4	(9)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	10	(1)	7

Tax (expense) benefit	1	—	(5)	—	(4)

Other comprehensive income (loss)	(12)	(2)	5	3	(6)

As of July 31, 2019	$(213)	$132	$(327)	$4	$(404)

Nine Months Ended July 31, 2019

As of October 31, 2018	$(214)	$134	$(335)	$7	$(408)

Impact of adoption of new guidance on tax effects in accumulated other comprehensive income (loss)	—	3	(9)	(1)	(7)
	(214)	137	(344)	6	(415)
Other comprehensive income (loss) before reclassifications	(9)	—	(2)	2	(9)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(6)	30	(6)	18

Tax (expense) benefit	10	1	(11)	2	2

Other comprehensive income (loss)	1	(5)	17	(2)	11

As of July 31, 2019	$(213)	$132	$(327)	$4	$(404)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2019 and 2018 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Unrealized gain (loss) on derivatives	$1	$(1)	$6	$(6)	Cost of products
	1	(1)	6	(6)	Total before income tax
	(1)	—	(2)	2	(Provision) benefit for income tax
	—	(1)	4	(4)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(10)	(10)	(30)	(29)
Prior service benefit	2	2	6	6
	(8)	(8)	(24)	(23)	Total before income tax
	5	2	10	6	Benefit for income tax
	(3)	(6)	(14)	(17)	Total net of income tax

Total reclassifications for the period	$(3)	$(7)	$(10)	$(21)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding transformational initiatives, acquisition and integration costs, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$544	$540	$1,680	$1,673
Diagnostics and Genomics	263	237	752	687
Agilent CrossLab	467	426	1,364	1,260
Total net revenue	$1,274	$1,203	$3,796	$3,620

Segment Income From Operations:
Life Sciences and Applied Markets	$118	$122	$384	$389
Diagnostics and Genomics	50	43	132	115
Agilent CrossLab	122	98	342	281
Total segment income from operations	$290	$263	$858	$785

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in millions)
Total reportable segments’ income from operations	$290	$263	$858	$785
Transformational initiatives	(11)	(5)	(25)	(14)
Amortization of intangible assets related to business combinations	(25)	(26)	(79)	(76)
Acquisition and integration costs	(12)	(7)	(32)	(14)
Business exit and divestiture costs	—	(1)	—	(9)
NASD site costs	(6)	(2)	(12)	(6)
Special compliance costs	(1)	(1)	(2)	(3)
Other	(10)	—	(17)	(3)
Interest income	10	9	30	28
Interest expense	(18)	(18)	(53)	(57)
Other income (expense), net	5	30	20	71
Income before taxes, as reported	$222	$242	$688	$702

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	July 31, 2019	October 31, 2018
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$2,032	$1,744
Diagnostics and Genomics	2,618	2,679
Agilent CrossLab	1,316	1,267
Total segment assets	$5,966	$5,690

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

17. SUBSEQUENT EVENTS

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments related to potential financing transactions in the fourth fiscal quarter. The treasury lock contracts will be designated as cash flow hedges and will settle on or before October 16, 2019.

On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition noted below.

On August 16, 2019, Agilent elected to call for full redemption of its $500 million outstanding 2020 senior notes due July 15, 2020 and a notice of redemption has been sent to all registered holders of the notes. The redemption price for the notes is equal to the present value of the remaining scheduled principal and interest payments on the notes plus accrued and unpaid interest to, but not including, the redemption date which is September 17, 2019.

On August 23, 2019 we completed the acquisition of privately-owned BioTek, a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.165 billion. The financial results of BioTek will be included within our financial results from the date of the close in the fourth quarter of fiscal year 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act") and U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends, and contemplated financing transactions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of July 31, 2019, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition noted below.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments related to potential financing transactions in the fourth fiscal quarter. The treasury lock contracts will be designated as cash flow hedges and will settle on or before October 16, 2019.

On August 16, 2019, Agilent elected to call for full redemption of its $500 million outstanding 2020 senior notes due July 15, 2020 and a notice of redemption has been sent to all registered holders of the notes. The redemption price for the notes is equal to the present value of the remaining scheduled principal and interest payments on the notes plus accrued and unpaid interest to, but not including, the redemption date which is September 17, 2019.

On August 23, 2019 we completed the acquisition of privately-owned BioTek, a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.165 billion.

Net revenue of $1,274 million and $3,796 million for the three and nine months ended July 31, 2019 increased 6 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of approximately 2 percentage points for both periods when compared to the same periods last year. Revenue generated by our life sciences and applied markets business for the three and nine months ended July 31, 2019, increased 1 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2019, increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2019, increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year.

Net income for the three months ended July 31, 2019 was $191 million compared to net income of $236 million for the corresponding period last year. Net income for the nine months ended July 31, 2019 was $877 million compared to net income of $121 million for the corresponding period last year. Net income for the nine months ended July 31, 2019 was impacted by a discrete tax benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore. Net income for the nine months ended July 31, 2018 was impacted by a discrete tax charge of $533 million related to the enactment of the Tax Act. See Note 5, "Income Taxes" for more details. In the nine months ended July 31, 2019, cash generated from operations was $707 million compared to $715 million in the same period last year.

For the nine months ended July 31, 2019 and 2018, cash dividends of $155 million and $144 million, respectively, were paid on the company's outstanding common stock.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2019, we had remaining authorization to repurchase up to $1.076 billion of our common stock under this program.

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

Looking forward, despite continuing challenging market conditions, we continue to focus on differentiating product solutions, improving our customers' experience, continued growth and earnings expansion. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect foreign currency to negatively impact revenue for the rest of 2019 but we also anticipate the contribution from our recent acquisitions to partially offset the currency impact.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against such deferred tax assets. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of losses in recent years and our forecast of future taxable income. At July 31, 2019, we continue to recognize a valuation allowance for certain U.S. and U.S state and foreign deferred tax assets. We intend to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support its reversal.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The unfavorable effects of changes in foreign currency exchange rates has decreased revenue by approximately 2 percentage points in the nine months ended July 31, 2019. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact by reducing our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). Therefore, we are exposed to currency fluctuations over the longer term. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)
Net revenue:
Products	$949	$907	$2,850	$2,755	4%	3%
Services and other	325	296	946	865	10%	9%
Total net revenue	$1,274	$1,203	$3,796	$3,620	6%	5%

Net revenue of $1,274 million for the three months ended July 31, 2019 increased 6 percent when compared to the same period last year. Net revenue of $3,796 million for the nine months ended July 31, 2019 increased 5 percent when compared to the same period last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an unfavorable impact on revenue of approximately 2 percentage points in both periods when compared to the same periods last year.

Revenue from products increased 4 percent and 3 percent for the three and nine months ended July 31, 2019, respectively, when compared to the same periods last year. The growth in product revenue was driven by strong revenue growth from products within our nucleic acid solutions, cell analysis and our consumables businesses partially offset primarily by revenue weakness in spectroscopy products for both the three and nine months ended July 31, 2019.

Services and other revenue increased 10 percent and 9 percent for the three and nine months ended July 31, 2019, respectively, when compared to the same periods last year. Services and other revenue primarily consists of revenue generated from Agilent CrossLab services and services in the diagnostics and genomics business. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Some of the prominent services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses.

For the three and nine months ended July 31, 2019, the service revenue from the Agilent CrossLab business increased 10 percent and 8 percent, respectively, with a 3 percentage point unfavorable currency impact in both periods when compared to the same periods last year. The growth in the service revenue from the Agilent CrossLab business for both periods was driven by increase in higher value offerings in existing accounts and by the growing trend of customers outsourcing the service of their equipment due to a tight labor market for laboratory technicians.

For the three and nine months ended July 31, 2019, the service revenue from the diagnostics and genomics business increased 14 percent and 18 percent, respectively, when compared to the same periods last year. The increase in diagnostics and genomics service revenue reflects strong growth in both periods throughout the entire portfolio.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$544	$540	$1,680	$1,673	1%	—
Diagnostics and genomics	263	237	752	687	11%	9%
Agilent CrossLab	467	426	1,364	1,260	10%	8%
Total net revenue	$1,274	$1,203	$3,796	$3,620	6%	5%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2019, increased 1 percent and was relatively flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. For the three months ended July 31, 2019, revenue growth within the pharmaceutical and environmental and forensics markets was strong which was mostly offset by declines in revenue from the food market and to a lesser extent from the chemical and energy market when compared to the same period last year. For the nine months ended July 31, 2019, revenue growth was strong within the environmental and forensics market with moderate revenue growth within the pharmaceutical and the academia and government markets which was fully offset by declines in revenue from the food market and to a lesser extent from the chemical and energy market when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2019, increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2019, revenue growth within the diagnostics and clinical market and the pharmaceutical market continued to be strong led by performance from our pathology, genomics and our nucleic acid solutions businesses.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2019, increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2019, revenue growth was strong across all key end markets except in the diagnostics and clinical market. Revenue growth was driven broadly by our entire services and consumables portfolio.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Total gross margin	54.3%	54.8%	54.5%	54.5%	(1) ppt	—
Research and development	$101	$97	$302	$283	4%	7%
Selling, general and administrative	$366	$341	$1,075	$1,029	7%	5%
Operating margin	17.6%	18.4%	18.2%	18.2%	(1) ppt	—

Total gross margin for the three and nine months ended July 31, 2019 decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2019 reflects higher expenses related to tariffs, increased wages, product mix, higher amortization expense of intangible assets offset by lower materials costs and favorable currency impact. Gross margin for the nine months ended July 31, 2019 reflects the impact of lower materials costs, lower inventory charges and favorable currency impact on costs offset by increased wages, product mix, higher expenses related to tariffs and higher amortization expense of intangible assets.

Research and development expenses in the three and nine months ended July 31, 2019 increased 4 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2019 increased due to increased program spending on new products related to all of our businesses in addition to higher wages and additional expenses related to acquired businesses when compared to spending in the same periods last year.

Selling, general and administrative expenses increased 7 percent and 5 percent in the three and nine months ended July 31, 2019, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2019 was due to increased wages, higher acquisition and integration costs, higher transformational initiatives expense and higher share-based compensation expense partially offset by operational efficiencies and savings, lower amortization of intangible assets expense and favorable currency impact. The increase in selling, general and administrative expenses for the nine months ended July 31, 2019 was due to increased wages and higher acquisition and integration costs partially offset by operational efficiencies and savings and favorable currency impact.

Total operating margin for the three and nine months ended July 31, 2019 decreased 1 percentage point and was flat, respectively when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2019 was impacted by increased wages, higher acquisition and integration costs, higher expenses related to tariffs and higher transformational initiatives expenses offset by operational efficiencies and savings and favorable currency impact.

At July 31, 2019, our headcount was approximately 15,700 as compared to approximately 14,500 at July 31, 2018. The increase in headcount is mainly due to the acquisition of several businesses and addition of employees in our service business.

Other income (expense), net

In the three and nine months ended July 31, 2019 and 2018, other income (expense), net, includes $3 million and $9 million, respectively, of income in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. Also included in other income (expense), net for the nine months ended July 31, 2018 is approximately $15 million of income related to a special one-time settlement with a third-party and a $5 million pension settlement gain related to the substitutional portion of the defined benefit pension plans established under the Japanese Welfare Pension Insurance Law.

Income Taxes

For the three and nine months ended July 31, 2019, the company's income tax expense was $31 million with an effective tax rate of 14.0 percent and an income tax benefit of $189 million with an effective tax rate of (27.5) percent, respectively. For the nine months ended July 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $299 million related to the restructuring and extension of the company’s tax incentive in Singapore.

For the three and nine months ended July 31, 2018, the company's income tax expense was $6 million with an effective tax rate of 2.5 percent and $581 million with an effective tax rate of 82.8 percent, respectively. For the nine months ended July 31, 2018, the effective tax rate and the provision for income taxes were significantly impacted by a discrete charge of $533 million related to the enactment of the Tax Act. The U.S statute of limitation for audit of tax returns for fiscal year 2014 expired in July 2018 resulting in the recognition of previously unrecognized tax benefits of $23 million for the three and nine months ended July 31, 2018. The income taxes provision for the nine months ended July 31, 2018 also included the excess tax benefits from stock-based compensation of $17 million.

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

In the U.S., tax years remain open back to the year 2016 for federal income tax purposes and the year 2014 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2001.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$544	$540	$1,680	$1,673	1%	—

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2019 increased 1 percent and was relatively flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. Revenue from our acquisitions in the past year contributed 3 percentage points to our revenue growth in the three months ended July 31, 2019. Geographically, revenue increased 9 percent in the Americas with no currency impact, decreased 7 percent in Europe with a 3 percentage point unfavorable currency impact and was flat in Asia Pacific with no currency impact for the three months ended July 31, 2019 compared to the same period last year. Revenue was essentially flat during the three months ended July 31, 2019 which was driven by strong performance in GCMS and informatics offset primarily by weakness in spectroscopy. Revenue increased 5 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 5 percent in Europe with a 3 percentage point unfavorable currency impact and increased 1 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the nine months ended July 31, 2019 compared to the same period last year. Revenue was flat during the nine months ended July 31, 2019 driven by strength in sales in our GCMS and informatics businesses which was offset by weakness in our LC, LCMS and spectroscopy products when compared to the same period last year.

For the three months ended July 31, 2019, revenue results by end markets were mixed with pharmaceutical and forensics markets delivering strong revenue growth while the food market and to a lesser extent the chemical and energy markets delivered weaker results when compared to the same period last year. For the nine months ended July 31, 2019, revenue results by end markets were also mixed with the pharmaceutical, academia and government and environmental and forensics markets delivering strong revenue growth, diagnostics and clinical delivering moderate growth while the food and chemical and energy markets decreased modestly when compared to the same period last year.

Looking forward, despite short term uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate strong sales funnels given new product introductions as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets in the long term.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	60.5%	61.3%	61.1%	61.1%	(1) ppt	—
Research and development	$52	$54	$162	$162	(4)%	—
Selling, general and administrative	$159	$155	$480	$471	3%	2%
Operating margin	21.7%	22.7%	22.9%	23.3%	(1) ppt	—

Gross margin for products and services for the three and nine months ended July 31, 2019, decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2019 was impacted by unfavorable tariffs and higher warranty costs partially offset by favorable currency impact. Gross margin for the nine months ended July 31, 2019 was impacted by higher expenses related to tariffs which was offset by favorable currency impact.

Research and development expenses for the three and nine months ended July 31, 2019, decreased 4 percent and was flat, respectively, when compared to the same periods last year. Research and development for the three months ended July 31, 2019 was impacted by lower discretionary spending and a favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as wage and benefit increases. Research and development for the nine months ended July 31, 2019 was impacted by lower discretionary spending and a favorable currency offset by additional expenses related to our recent acquisitions as well as annual wage and benefit increases.

Selling, general and administrative expenses for the three and nine months ended July 31, 2019, increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2019 was impacted by wage and benefit increases and additional expenses related to our recent acquisitions partially offset by operational savings and a favorable currency impact.

Operating margin for product and services for the three and nine months ended July 31, 2019 decreased 1 percentage point and was relatively flat, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2019 reflects slight revenue and gross margin decline partially offset by the favorable impact of lower research and development expenses. Operating margin for the nine months ended July 31, 2019 reflects flat revenue growth partially offset by an increase in selling, general and administrative expenses.

Income from Operations

Income from operations for the three and nine months ended July 31, 2019, decreased $4 million and $5 million, respectively, on a corresponding revenue increase of $4 million and increase of $7 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$263	$237	$752	$687	11%	9%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2019 increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Geographically, revenue increased 25 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 4 percentage point unfavorable currency impact and decreased 2 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended July 31, 2019 compared to the same period last year. For the three months ended July 31, 2019, the growth in Americas was driven by strong growth in our nucleic acid solutions, biomolecular analysis and genomics businesses. The performance in Europe was driven by strong growth in the biomolecular analysis and companion diagnostics businesses compensating, partly, for a softness in the genomics and reagent partnership businesses. In Asia Pacific we saw growth in our pathology and biomolecular analysis businesses and were negatively impacted by a decrease in the genomics business. Revenue increased 20 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 1 percent in Europe with a 4 percentage point unfavorable currency impact and increased 1 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the nine months ended July 31, 2019 compared to the same period last year. For the nine months ended July 31, 2019, the growth in Americas was driven by strong growth in our nucleic acid solutions, biomolecular analysis and genomics businesses. The performance in Europe was driven by strong growth in the biomolecular analysis and companion diagnostics businesses and offset by a decrease in the genomics and pathology businesses. In Asia Pacific the growth was driven by our pathology, reagent partnership and biomolecular analysis businesses and offset by a decrease in the genomics business.

For the three months ended July 31, 2019, the diagnostics and genomics business revenue grew by 11 percent. The global growth was led by very strong revenue performance in our nucleic acid solutions business. The diagnostics and clinical research market remains strong and growing driven by an aging population and widespread unhealthy behavior such as poor diet, physical inactivity and other unhealthy lifestyle developments. For the nine months ended July 31, 2019, the diagnostics and genomics business revenue grew by 9 percent driven by the same market forces.

Looking forward, we are optimistic about our growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets, as our OMNIS products, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong and, with our newly opened nucleic acid solutions production facility in Frederick, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	55.7%	56.8%	54.9%	55.3%	(1) ppt	—
Research and development	$33	$30	$93	$79	10%	18%
Selling, general and administrative	$64	$62	$188	$186	3%	1%
Operating margin	19.1%	18.0%	17.6%	16.7%	1 ppt	1 ppt

Gross margin for products and services for the three and nine months ended July 31, 2019, decreased 1 percentage points and was relatively flat, respectively, when compared to the same periods last year. Gross margin in the three and nine months ended July 31, 2019 was impacted by an unfavorable product mix that offset some of the gains from higher volumes.

Research and development expenses for the three and nine months ended July 31, 2019, increased 10 percent and 18 percent, respectively, when compared to the same periods last year. Research and development for the three and nine months ended July 31, 2019 was impacted by additional expenses related to prior year's acquisitions, higher wages and benefits and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses for the three and nine months ended July 31, 2019, increased 3 percent and 1 percent, respectively, when compared to the same periods last year. Selling general and administrative expenses for the three and nine months ended July 31, 2019 was impacted by incremental expenses related to our prior year's acquisitions offset by gains in operational efficiencies.

Operating margin for product and services for the three and nine months ended July 31, 2019 increased 1 percentage point in both periods when compared to the same periods last year. The increase in operating margin for the three and nine months ended July 31, 2019 was mainly due to the higher revenue volume, more than offsetting the research and development investments related to our prior year’s acquisitions.

Income from Operations

Income from operations for the three and nine months ended July 31, 2019 increased $7 million and $17 million, respectively, on a corresponding revenue increase of $26 million and $65 million, respectively, due to higher revenue volumes.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
	(in millions)

Net revenue	$467	$426	$1,364	$1,260	10%	8%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2019 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2019 had an overall unfavorable impact on revenue of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue from our acquisitions in the past year contributed 2 percentage points to our revenue growth for both the three and nine months ended July 31, 2019, when compared to the same periods last year. Geographically, revenue increased 10 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 6 percent in Europe with a 4 percentage point unfavorable currency impact and increased 12 percent in Asia Pacific with a 4 percentage point unfavorable currency impact for the three months ended July 31, 2019 compared to the same period last year. Revenue increased 9 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 5 percent in Europe with a 5 percentage point unfavorable currency impact and increased 10 percent in Asia Pacific with a 4 percentage point unfavorable currency impact for the nine months ended July 31, 2019 compared to the same period last year. During the three and nine months ended July 31, 2019, revenue growth was driven broadly by our entire services and consumables portfolio.

For the three and nine months ended July 31, 2019, the Agilent CrossLab business saw strong revenue growth in all key end markets, except in the diagnostics and clinical market, when compared to the same periods last year.

Looking forward, we anticipate strength in all key end markets will continue to drive our revenue growth in the near term. The Agilent CrossLab portfolio of products and services are well positioned to succeed in changing market conditions in any of our key end markets. Geographically, the business is well diversified across all regions to swiftly take advantage of regional market opportunities and to help hedge against market volatility in any one region. Other factors for near term revenue growth include continued expansion of our e-commerce sales channel.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2019	2018	2019	2018	Months	Months
(in millions, except margin data)
Gross margin	52.1%	50.1%	51.6%	50.1%	2 ppts	2 ppts
Research and development	$15	$13	$44	$41	12%	6%
Selling, general and administrative	$106	$102	$318	$310	4%	3%
Operating margin	26.2%	23.1%	25.1%	22.3%	3 ppts	3 ppts

Gross margin for products and services for the three and nine months ended July 31, 2019 increased 2 percentage points for both periods, when compared to the same periods last year. Gross margin in the three months ended July 31, 2019 was helped by improvements to the operational efficiency of the service delivery business. Gross margin for the nine months ended July 31, 2019 was impacted by gains recognized related to currency hedging contracts and by improvements to the operational efficiency of the service delivery business.

Research and development expenses for the three and nine months ended July 31, 2019 increased 12 percent and 6 percent, respectively, when compared to the same periods last year. Research and development for the three and nine months ended July 31, 2019 was impacted by higher wages and additional research and development expenses from our prior year's acquisitions.

Selling, general and administrative expenses for the three and nine months ended July 31, 2019 increased 4 percent and 3 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2019 were impacted by additional operating expenses from our prior year's acquisitions and higher wages, partially offset by a favorable impact from foreign currency movements and lower bad debt provisions. Selling, general and administrative expenses for the nine months ended July 31, 2019 were impacted by additional operating expenses from our prior year's acquisitions and higher wages, partially offset by a favorable impact from foreign currency movements.

Operating margin for product and services for the three and nine months ended July 31, 2019 increased 3 percentage points in both periods when compared to the same periods last year. The improvement in the operating margin for the three months ended July 31, 2019 was driven by strong revenue growth, combined with only a modest growth in infrastructure costs and lower bad debt provisions. The improvement in the operating margin for the nine months ended July 31, 2019 was driven primarily by strong revenue growth, combined with only a modest growth in operating expenses, as well as a gain recognized related to currency hedging.

Income from Operations

Income from operations for the three and nine months ended July 31, 2019 increased $24 million and $61 million, respectively, on a corresponding revenue increase of $41 million and $104 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of July 31, 2019 consisted of cash and cash equivalents of $1,765 million as compared to $2,247 million as of October 31, 2018.

As of July 31, 2019, $1,538 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. As a result of the Tax Act, in general our cash and cash equivalents are no longer subjected to U.S. federal tax when repatriated into the U.S. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $707 million for the nine months ended July 31, 2019 compared to cash inflow of $715 million for the same period in 2018. In the nine months ended July 31, 2019, we paid approximately $118 million under our variable and incentive pay programs, as compared to a total of $103 million paid during the same period of 2018. Net cash paid for income taxes was approximately $108 million and $86 million in the nine months ended July 31, 2019 and 2018, respectively. For the nine months ended July 31, 2019, the net change in tax-related assets and liabilities related to the enactment of the Tax Act of zero compared to $533 million in the same period in the prior year which primarily consisted of an estimated provision of $480 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact of the decreased U.S. corporate income tax rate. For the nine months ended July 31, 2019, deferred taxes outflows of $267 million primarily related to the restructuring of our operations in Singapore of $266 million compared to cash used of $21 million in the same period in 2018. For the nine months ended July 31, 2019, other assets and liabilities had cash outflow of $14 million compared to cash outflow of $29 million for the same period in 2018. Cash outflow in the nine months ended July 31, 2019 was largely the result of increased income tax payments, interest payments on senior notes and changes in deferred revenue. Cash outflow for the nine months ended July 31, 2018 in other assets and liabilities were related to changes in income tax, interest payments on senior notes and changes in deferred revenue.

In the nine months ended July 31, 2019, accounts receivable used cash of $58 million compared to cash used of $9 million for the same period in 2018.  Days’ sales outstanding as of July 31, 2019 and 2018 was 60 days and 55 days, respectively. Accounts payable used cash of less than $1 million for the nine months ended July 31, 2019 compared to cash used of $9 million in the same period in 2018. Cash used for inventory was $31 million for the nine months ended July 31, 2019 compared to cash used of $66 million for the same period in 2018. Inventory days on-hand was 102 days as of July 31, 2019 compared to 103 days as of July 31, 2018.

We contributed approximately $16 million to our defined benefit plans in both the nine months ended July 31, 2019 and 2018. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $10 million to our defined benefit plans during the remainder of 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $397 million for the nine months ended July 31, 2019 as compared to net cash used in investing activities of $591 million in the same period of 2018. Investments in property, plant and equipment were $125 million for the nine months ended July 31, 2019 compared to $141 million in the same period of 2018. We expect that total capital expenditures for the current year will be approximately $165 million. Cash used to purchase fair value investments for the nine months ended July 31, 2019 was $21 million compared to $11 million in the same period in 2018. In the nine months ended July 31, 2019, we invested $248 million in our acquisition of ACEA, net of cash acquired, compared to $437 million in acquisitions in the same period last year.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2019 was $796 million compared to net cash used in financing activities of $666 million for the same period of 2018.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2019, we had remaining authorization to repurchase up to $1.076 billion of our common stock under this program.

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

Dividends

During the nine months ended July 31, 2019 and 2018, we paid cash dividends of $0.492 per common share or $155 million and $0.447 per common share or $144 million, respectively, on the company's common stock.

Credit Facilities and Short Term Debt

Credit Facilities. On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. The credit facility replaces the existing credit facility which was terminated on the closing date of the new facility. As of July 31, 2019, the company had no borrowings outstanding under the credit facility. We were in compliance with the covenants for all the credit facilities during the three and nine months ended July 31, 2019. On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek.

Short Term Debt. In July 2010, the company issued an aggregate principal amount of $500 million in senior notes ("2020 senior notes"). The 2020 senior notes will mature on July 15, 2020. All interest rate swap contracts associated with the 2020 senior notes have been terminated and the gain to be amortized over the remaining life of the 2020 senior notes as of July 31, 2019 was $4 million. All outstanding 2020 senior notes issued are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness.

On August 16, 2019, Agilent elected to call for full redemption of its $500 million outstanding 2020 senior notes due July 15, 2020 and a notice of redemption has been sent to all registered holders of the notes. The redemption price for the notes is equal to the present value of the remaining scheduled principal and interest payments on the notes plus accrued and unpaid interest to, but not including, the redemption date which is September 17, 2019.

Long-term debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2019 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Other

As of July 31, 2019, our contractual obligations reported under “Operating leases” were approximately $198 million, an increase of approximately $18 million from fiscal year 2018, primarily due to new leases and renewal of existing leases during the period. There were no substantial changes from our 2018 Annual Report on Form 10-K to our contractual commitments in the first nine months of fiscal 2019. We have contractual commitments for non-cancelable operating leases. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2019 and October 31, 2018 include $569 million and $607 million, respectively, related to long-term income tax liabilities. Of these amounts, $211 million and $215 million related to uncertain tax positions of continuing operations as of July 31, 2019 and October 31, 2018, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 50 percent and 53 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2019 and 2018, respectively. The unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 2 percentage points in the nine months ended July 31, 2019. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2019, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The unfavorable effects of changes in foreign currency exchange rates have decreased revenues by approximately 2 percentage points in the nine months ended July 31, 2019. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;

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

Although we utilize manufacturing facilities throughout the world, we have consolidated, and may further consolidate, our manufacturing operations to certain of our plants to achieve efficiencies and gross margin improvements. Additionally, we typically consolidate the production of products from our acquisitions into our supply chain and manufacturing processes, which are technically complex and require expertise to operate. If we are unable to establish processes to efficiently and effectively produce high quality products in the consolidated locations, we may not achieve the anticipated synergies and production may be disrupted, which could adversely affect our business and operating results.

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

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of July 31, 2019, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek. We also currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2019, we had cash and cash equivalents of approximately $1.8 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the Company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2019.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2019 through May 31, 2019	6,056,156	$68.46	6,056,156	$1,210
June 1, 2019 through June 30, 2019	1,736,899	$68.49	1,736,899	$1,091
July 1, 2019 through July 31, 2019	211,668	$71.68	211,668	$1,076
Total	8,004,723	$68.55	8,004,723	$1,076

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at an time. As of July 31, 2019, all repurchased shares have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1
Amendment No. 1 to Credit Agreement and Incremental Assumption Agreement, dated as of August 7, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2019.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

* Previously filed.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 30, 2019	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2019	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)