Form 10-Q
period 2020-01-31
AGILENT TECHNOLOGIES, INC.
filed 2020-03-03
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of  February 27, 2020, the registrant had 309,651,359 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
Net revenue:
Products	$1,023	$980
Services and other	334	304
Total net revenue	1,357	1,284
Costs and expenses:
Cost of products	454	414
Cost of services and other	180	163
Total costs	634	577
Research and development	104	102
Selling, general and administrative	404	355
Total costs and expenses	1,142	1,034
Income from operations	215	250
Interest income	3	10
Interest expense	(20)	(18)
Other income (expense), net	21	6
Income before taxes	219	248
Provision (benefit) for income taxes	22	(256)
Net income	$197	$504

Net income per share:
Basic	$0.64	$1.58
Diluted	$0.63	$1.57

Weighted average shares used in computing net income per share:
Basic	310	318
Diluted	313	322

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019

Net income	$197	$504
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0 and $(2)	1	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0 and $(1)	—	(4)
Foreign currency translation, net of tax expense (benefit) of $0 and $(9)	(11)	38
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3 and $4	6	6
Change in net prior service benefit, net of tax expense of $1 and $0	(3)	(2)
Other comprehensive income (loss)	(7)	34
Total comprehensive income	$190	$538

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,226	$1,382
Accounts receivable, net	966	930
Inventory	706	679
Other current assets	204	198
Total current assets	3,102	3,189
Property, plant and equipment, net	844	850
Goodwill	3,589	3,593
Other intangible assets, net	1,059	1,107
Long-term investments	118	102
Other assets	789	611
Total assets	$9,501	$9,452
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$329	$354
Employee compensation and benefits	253	334
Deferred revenue	379	336
Short-term debt	675	616
Other accrued liabilities	256	440
Total current liabilities	1,892	2,080
Long-term debt	1,787	1,791
Retirement and post-retirement benefits	354	360
Other long-term liabilities	620	473
Total liabilities	4,653	4,704
Commitments and contingencies (Note 14)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 310 million shares at January 31, 2020 and 309 million shares at October 31, 2019 issued	3	3
Additional paid-in-capital	5,293	5,277
Retained earnings (accumulated deficit)	73	(18)
Accumulated other comprehensive loss	(521)	(514)
Total stockholders' equity	4,848	4,748
Total liabilities and equity	$9,501	$9,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019

Net income	$197	$504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79	54
Share-based compensation	27	24
Deferred taxes	10	(281)
Excess and obsolete inventory related charges	4	4
Unrealized gain on equity securities	(16)	—
Other non-cash expense, net	2	3
Changes in assets and liabilities:
Accounts receivable	(40)	(22)
Inventory	(32)	(12)
Accounts payable	(15)	(16)
Employee compensation and benefits	(80)	(71)
Other assets and liabilities	(195)	26
Net cash provided (used in) by operating activities	(59)	213

Cash flows from investing activities:
Investments in property, plant and equipment	(34)	(39)
Payment to acquire fair value investments	(1)	(2)
Payment in exchange for convertible note	—	(1)
Acquisitions of businesses and intangible assets, net of cash acquired	—	(248)
Net cash used in investing activities	(35)	(290)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	32	22
Payment of taxes related to net share settlement of equity awards	(33)	(13)
Payment of dividends	(56)	(52)
Purchase of non-controlling interest	—	(4)
Proceeds from revolving credit facility	432	—
Repayment of revolving credit facility	(372)	—
Repayment of finance lease	(4)	—
Treasury stock repurchases	(60)	(75)
Net cash used in financing activities	(61)	(122)

Effect of exchange rate movements	(1)	9

Net decrease in cash, cash equivalents and restricted cash	(156)	(190)

Cash, cash equivalents and restricted cash at beginning of period	1,388	2,254
Cash, cash equivalents and restricted cash at end of period	$1,232	$2,064

Supplemental cash flow information:
Income tax paid, net	$241	$21
Interest payments	$17	$25
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(9)	$(13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended January 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2019	309,071	$3	$5,277	—	$—	$(18)	$(514)	$4,748	$—	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	197	—	197	—	197
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	(7)	—	(7)
Total comprehensive income								190		190
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(56)	—	(56)	—	(56)
Share-based awards issued, net of tax of $33	1,703	—	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	—	—	—	(726)	(60)	—	—	(60)	—	(60)
Retirement of treasury stock	(726)	—	(10)	726	60	(50)	—	—	—	—
Share-based compensation	—	—	27	—	—	—	—	27	—	27
Balance as of January 31, 2020	310,048	$3	$5,293	—	$—	$73	$(521)	$4,848	$—	$4,848

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income/(Loss)
Three Months Ended January 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	—	—	33	(7)	26	—	26
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	504	—	504	—	504
Other comprehensive income	—	—	—	—	—	—	34	34	—	34
Total comprehensive income								538		538
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.164 per common share)	—	—	—	—	—	(52)	—	(52)	—	(52)
Share-based awards issued, net of tax of $13	946	—	8	—	—	—	—	8	—	8
Repurchase of common stock	—	—	—	(1,128)	(75)	—	—	(75)	—	(75)
Retirement of treasury stock	(1,128)	—	(16)	1,128	75	(59)	—	—	—	—
Share-based compensation	—	—	24	—	—	—	—	24	—	24
Balance as of January 31, 2019	317,533	$3	$5,324	—	$—	$90	$(381)	$5,036	$—	$5,036

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2020 and 2019 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2019 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2020 and October 31, 2019, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2020 and 2019, condensed consolidated statement of operations for the three months ended January 31, 2020 and 2019, condensed consolidated statement of cash flows for the three months ended January 31, 2020 and 2019 and condensed consolidated statement of equity for the three months ended January 31, 2020 and 2019.

Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes,.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $90 million and $62 million as of January 31, 2020 and October 31, 2019, respectively. The change in the fair value over carrying value in the three months ended January 31, 2020 is primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 11, "Fair Value Measurements" for additional information on the fair value of financial instruments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	January 31,	October 31
	2020	2019
	(in millions)
Cash and cash equivalents	$1,226	$1,382
Restricted cash included in other assets	6	6
Total cash, cash equivalents and restricted cash	$1,232	$1,388

Leases. We determine whether an arrangement is, or contains, a lease at inception. Prior to November 1, 2019, for leases where we are the lessee, we accounted for operating lease payments by charging them to expense as incurred. At the beginning of fiscal 2020, the company adopted new lease accounting guidance issued by the Financial Accounting Standards Board ("FASB"). The most significant change requires lessees to record the present value of operating lease payments as right-of-use ("ROU") and lease liabilities on the condensed consolidated balance sheet. Where we are the lessee, ROU assets represent the company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of operating lease liabilities as either current or non-current is based on the expected timing of payments due under our obligations. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rates we have used a number of factors including the parent credit rating, the lease term and the currency swap rate. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense for operating leases with an initial term of more than twelve months is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components. We have elected to account for these payments as a single lease component.

A portion of our revenue relates to lease arrangements where Agilent is the lessor. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.

   See also Note 2, "New Accounting Pronouncements" and Note 9, "Leases" for additional information about the company’s leases.

 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 except for the following:

In December 2019, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the accounting for income taxes. This guidance eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.The new guidance is effective for us beginning November 1, 2021, and for interim periods within that year. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet as lease liabilities, initially measured at the present value of future lease payments, with a corresponding right-of-use asset. The accounting applied by a lessor is largely unchanged from that applied under the prior

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

accounting standard.
On November 1, 2019, we adopted the new accounting guidance using the modified retrospective method, by applying the transition approach, for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning November 1, 2019 are presented under the new accounting standard, while prior period amounts have not been restated. The standard had a significant impact on the condensed consolidated balance sheet as of January 31, 2020, but did not have a significant impact on the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended January 31, 2020. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of new accounting standard, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the ROU assets and lease liabilities. The adoption of this standard had no impact on our results of operations, cash flows and retained earnings.
Adoption of the new guidance impacted the condensed consolidated balance sheet as follows:

	October 31, 2019	Impact of Adopting	November 1, 2019
	As Reported	Lease Guidance	As Adopted
	(in millions)
Other assets	$611	$192	$803
Other accrued liabilities	$440	$48	$488
Other long-term liabilities	$473	$144	$617

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.     ACQUISITIONS

Acquisition of BioTek and ACEA

On August 23, 2019 we completed the acquisition of privately-owned Lionheart Technologies LLC ("BioTek"), a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.17 billion, under the merger agreement. As a result of the acquisition, BioTek has become a wholly-owned subsidiary of Agilent. Accordingly, the results of BioTek are included in Agilent's condensed consolidated financial statements from the acquisition date. The acquisition of BioTek and its portfolio is another step to expand our position in the cell analysis market.

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

The primary in-process research and development project acquired relates to a next version of a product which will be released later in 2020. Total costs to complete for all BioTek in-process research and development were estimated at approximately $2 million as of the close date.

Acquisition and integration costs directly related to the BioTek acquisition totaled $4 million for the three months ended

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

January 31, 2020 and were recorded in selling, general and administrative expenses.

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences (“ACEA”), a developer of cell analysis tools, for $250 million. The financial results of ACEA have been included in our financial results from the acquisition date.

The following represents the unaudited proforma operating results as if BioTek and ACEA had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2019 (in millions, except per share amounts):

Three Months Ended January 31,
2019
Net revenue	$1,326
Net income	$474
Net income per share — basic	$1.49
Net income per share — diluted	$1.47

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

The unaudited proforma financial information for the three months ended January 31, 2019 combines the historical results of Agilent (which includes ACEA after the acquisition date), the first two weeks of the quarter for ACEA and BioTek for the three months ended January 31, 2019.

4. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended January 31,
	2020				2019
	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Revenue by Region
Americas	$209	$118	$167	$494	$168	$109	$156	$433
Europe	167	92	133	392	164	91	128	383
Asia Pacific	262	39	170	471	275	35	158	468
Total	$638	$249	$470	$1,357	$607	$235	$442	$1,284

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$423	$391
Chemical and Energy	312	308
Diagnostics and Clinical	194	187
Food	130	129
Academia and Government	141	116
Environmental and Forensics	157	153
Total	$1,357	$1,284

Revenue by Type
Instrumentation	$593	$567
Non-instrumentation and other	764	717
Total	$1,357	$1,284

Revenue by region is based on the ship to location of the customer. Revenue by end market is determined by the market indicator of the customer and by customer type. Instrumentation revenue includes sales from instruments, remarketed instruments and third-party products. Non-instrumentation and other revenue include sales from contract and per incident services, our companion diagnostics and our nucleic acid solutions businesses as well as sales from spare parts, consumables, reagents, vacuum pumps, subscriptions, software licenses and associated services.

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

The balance of contract assets as of January 31, 2020 and October 31, 2019 were $131 million and $110 million, respectively. The increase in unbilled receivables during the three months ended January 31, 2020 is a result of recognition of revenue upon the transfer of the control to the customer. In some instances, transfer of control is prior to invoicing the customers and excluding amounts transferred to trade receivables during the period amounted to $21 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the three months ended January 31, 2020:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2019	$386
Net revenue deferred in the period	180
Revenue recognized that was included in the contract liability balance at the beginning of the period	(142)
Change in deferrals from customer cash advances, net of revenue recognized	9
Currency translation and other adjustments	(1)
Ending balance as of January 31, 2020	$432

During the three months ended January 31, 2019 revenue recognized that was included in the contract liability balance at October 31, 2018 was $125 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if it expects the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2020 and are included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2020, was $210 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Cost of products and services	$6	$5
Research and development	3	2
Selling, general and administrative	18	17
Total share-based compensation expense	$27	$24

At January 31, 2020 and October 31, 2019, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2020	2019
LTPP:
Volatility of Agilent shares	23%	22%
Volatility of selected peer-company shares	15%-44%	15%-66%
Pair-wise correlation with selected peers	29%	30%

Post-vest holding restriction discount for all executive awards	5.3%	5.0%

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

All awards granted to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulations model and an expected dividend yield to compute the discount.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6.     INCOME TAXES

For the three months ended January 31, 2020, the company's income tax expense was $22 million with an effective tax rate of 10.0 percent. For the three months ended January 31, 2020, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $13 million related to the excess tax benefits from stock-based compensation.

For the three months ended January 31, 2019, the company's income tax benefit was $256 million with an effective tax rate of (103.2) percent. For the three months ended January 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $299 million related to the extension of the company’s tax incentive in Singapore. The income taxes for the three months ended January 31, 2019 also includes the excess tax benefits of $4 million from stock-based compensation.

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

7. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Numerator:
Net income	$197	$504
Denominator:
Basic weighted-average shares	310	318
Potential common shares— stock options and other employee stock plans	3	4
Diluted weighted-average shares	313	322

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

For the three months ended January 31, 2020 and 2019, the impact of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share was not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. INVENTORY

	January 31, 2020	October 31, 2019
	(in millions)
Finished goods	$423	$416
Purchased parts and fabricated assemblies	283	263
Inventory	$706	$679

9. LEASES

As a lessee, we have various non- cancelable operating lease agreements for office space, warehouses, distribution centers, research and development facilities, manufacturing and production locations as well as vehicles, personal computers and other equipment. Our real estate leases have remaining lease terms of one to thirty years, which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from six months to twenty years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms was well as payments for common area maintenance. We often receive incentives from our landlords, such as rent abatement periods, which effectively reduce the total lease payments owed for these leases. Vehicle, personal computer and other equipment operating leases have terms between three and five years.
Prior to the adoption of the new lease accounting standard, future minimum lease payments as of October 31, 2019 and previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under non- cancelable leases with initial terms exceeding twelve months were as follows:

Operating Leases
(in millions)
2020	$52
2021	41
2022	29
2023	21
2024	14
2025 and thereafter	56
Total future minimum lease payments	$213

The components of lease cost for operating leases were as follows:

Three Months Ended
January 31, 2020
(in millions)

Operating lease cost	$15
Variable lease cost (a)	4
Sublease income	(4)
Total lease cost	$15
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental cash flow information related to leases was as follows:

Three Months Ended
January 31, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$15
Non-cash right of use assets obtained in exchange for operating lease obligations	$14

Supplemental balance sheet information related to leases was as follows:

		Three Months Ended
	Financial Statement Line Item	January 31, 2020
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$191

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$51
Long-Term
Operating lease liabilities	Other long-term liabilities	$141

Weighted average remaining lease term in years
Operating leases		8.25 years
Weighted average discount rate
Operating leases		2.1%

Future minimum rents payable as of January 31, 2020 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the condensed consolidated balance sheet as follows:

Operating Leases
(in millions)
2020	$41
2021	45
2022	33
2023	22
2024	14
2025 and thereafter	57
Total undiscounted future minimum lease payments	$212
Less: amount of lease payments representing interest	(20)
Present value of future minimum lease payments	$192
Less: current liabilities	(51)
Long-term lease liabilities	$141

As of January 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.

As a lessor, we have contracts for equipment leased to customers in connection with our diagnostics business which include both operating-type lease and sales-type lease arrangements. We account for the non-lease component under the revenue recognition rules and the lease component under the leasing guidance. Equipment lease revenue for operating lease agreements is recognized as visualization kits and reagents are shipped over the life of the lease and the cost of customer leased equipment is recorded within property, plant and equipment, net in the consolidated condensed balance sheet and depreciated over the equipment’s estimated

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

useful life. For arrangements that have been classified as sales-type leases revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment the lease recorded which is calculated at the present value of the remaining lease payments due from the lessee.

Revenue allocated to the lease income for both finance/sales-type lease and operating lease rental arrangements represents less than one percent of total net revenue in the three months ended January 31, 2020.

As of January 31, 2020, the original cost and net book value of operating leased assets was $49 million and $16 million, respectively. As of January 31, 2020, lease receivables related to sales-type leases were $38 million.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2020:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2019	$1,438	$1,594	$561	$3,593
Foreign currency translation impact	—	(2)	(2)	(4)
Goodwill as of January 31, 2020	$1,438	$1,592	$559	$3,589

The components of other intangible assets as of January 31, 2020 and October 31, 2019 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Book Value
	(in millions)
As of October 31, 2019
Purchased technology	$1,413	$763	$650
Backlog	5	5	—
Trademark/Tradename	196	102	94
Customer relationships	329	87	242
Third-party technology and licenses	28	22	6
Total amortizable intangible assets	1,971	979	992
In-Process R&D	115	—	115
Total	$2,086	$979	$1,107
As of January 31, 2020
Purchased technology	$1,412	$787	$625
Backlog	5	5	—
Trademark/Tradename	196	106	90
Customer relationships	329	105	224
Third-party technology and licenses	28	23	5
Total amortizable intangible assets	1,970	1,026	944
In-Process R&D	115	—	115
Total	$2,085	$1,026	$1,059

During the three months ended January 31, 2020, there were no additions to goodwill and there were no additions to other intangible assets. During the three months ended January 31, 2020, the impact of foreign currency translation on other intangible assets was not material.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible, however any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three months ended January 31, 2020 and 2019, respectively.

Amortization expense of intangible assets was $48 million and $29 million for the three months ended January 31, 2020 and 2019, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2020 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2020	$138
2021	$172
2022	$150
2023	$107
2024	$86
2025	$68
Thereafter	$223

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2020 were as follows:

		Fair Value Measurement at January 31, 2020 Using
	January 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$602	$602	$—	$—
Derivative instruments (foreign exchange contracts)	6	—	6	—
Long-term
Trading securities	29	29	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$662	$631	$31	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	29	—	29	—
Total liabilities measured at fair value	$35	$—	$35	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 were as follows:

		Fair Value Measurement at October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$784	$784	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$851	$814	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$36	$—	$36	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Other investments represent shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. It has been classified as level 2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities are or can be derived from and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself.

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

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2020 and 2019, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three months ended January 31, 2020 and 2019, there were no impairment of non-marketable securities. For the three months ended January 31, 2020 and 2019, an unrealized gain of $16 million and zero, respectively, were included in net income as adjustments to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of January 31, 2020 and October 31, 2019, the carrying amount of non-marketable equity securities without readily determinable fair values was $63 million and $47 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2020 changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2020 and 2019 ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at January 31, 2020 was $1 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2020 was $6 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2020 was $6 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period.  If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2020, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2020.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 267 foreign exchange forward contracts open as of January 31, 2020 and designated as cash flow hedges. There were 172 foreign exchange forward contracts open as of January 31, 2020 not designated as hedging instruments. There was 1 foreign exchange forward contracts open as of January 31, 2020 and designated as a net investment hedge. The aggregated notional amounts by currency and designation as of January 31, 2020 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(63)	$(55)	$64
British Pound	(43)	—	(4)
Canadian Dollar	(39)	—	26
Japanese Yen	(83)	—	(10)
Korean Won	(62)	—	(36)
Singapore Dollar	15	—	26
Chinese Yuan Renminbi	(71)	—	(40)
Swedish Krona	—	—	(8)
Other	4	—	(9)
Totals	$(342)	$(55)	$9

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of January 31, 2020 and October 31, 2019 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2020	October 31, 2019	Balance Sheet Location	January 31, 2020	October 31, 2019
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$3	$3	Other accrued liabilities	$2	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$9	Other accrued liabilities	$4	$4
Total derivatives	$6	$12		$6	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income	$1	$(6)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$—	$5
Gain (loss) on time value of forward contracts recorded in cost of sales	$—	$1

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(2)	$(3)

At January 31, 2020, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $4 million.

13. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs. For the three months ended January 31, 2020 and 2019, our net pension and post retirement benefit costs were comprised of the following:

	Three Months Ended January 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$—	$—	$7	$6	$—	$—
Interest cost on benefit obligation	4	5	2	3	1	—
Expected return on plan assets	(8)	(7)	(12)	(11)	(1)	(1)
Amortization:
Actuarial losses	1	—	12	9	1	1
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs	$(3)	$(2)	$9	$7	$(1)	$(2)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2020. We contributed $5 million to our non-U.S. defined benefit plans during the three months ended January 31, 2020.

We made no contributions to our U.S. defined benefit plans during the three months ended January 31, 2019. We contributed $6 million to our non-U.S. defined benefit plans during the three months ended January 31, 2019.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2020 and we expect to contribute $19 million to our non-U.S. defined benefit plans during the remainder of 2020.

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Beginning balance as of November 1,	$32	$35
Accruals for warranties including change in estimate	12	13
Settlements made during the period	(14)	(16)
Ending balance as of January 31,	$30	$32

Accruals for warranties due within one year	$30	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $40 million as of January 31, 2020 and October 31, 2019. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

15. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. For the three months ended January 31, 2020, we borrowed $432 million and repaid $372 million under the credit facility. As of January 31, 2020, the company had borrowings of $175 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2020. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which is outstanding at January 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2020.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2020	October 31, 2019
	Amortized Principal	Amortized Principal

2022 Senior Notes	$399	$399
2023 Senior Notes	597	597
2026 Senior Notes	298	298
2029 Senior Notes	493	492
Total	$1,787	$1,786

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

17. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2020, we repurchased and retired approximately 725,827 shares for $60 million under this authorization. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2020, we had remaining authorization to repurchase up to $967 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2020, we paid cash dividends of $0.180 per common share or $56 million on the company's common stock. During the three months ended January 31, 2019, we paid cash dividends of $0.164 per common share or $52 million on the company's common stock.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2020	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2019	$(204)	$131	$(437)	$(4)	$(514)

Other comprehensive income (loss) before reclassifications	(11)	—	(5)	1	(15)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	14	—	12

Tax expense	—	(1)	(3)	—	(4)

Other comprehensive income (loss)	(11)	(3)	6	1	(7)

As of January 31, 2020	$(215)	$128	$(431)	$(3)	$(521)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2020 and 2019 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2020	2019

Unrealized gain (loss) on derivatives	$—	$5	Cost of products
	—	5	Total before income tax
	—	(1)	Provision for income tax
	—	4	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(14)	(10)
Prior service benefit	2	2
	(12)	(8)	Total before income tax
	6	4	Benefit for income tax
	(6)	(4)	Total net of income tax

Total reclassifications for the period	$(6)	$—

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost together with curtailments and settlements (see Note 13, "Retirement Plans and Post Retirement Pension Plans").

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

acquisition-related intangible assets, transformational initiatives expenses, acquisition and integration costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations and in-sourcing or outsourcing of activities.

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

The profitability of each of the segments is measured after excluding transformational initiatives, acquisition and integration costs, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$638	$607
Diagnostics and Genomics	249	235
Agilent CrossLab	470	442
Total net revenue	$1,357	$1,284

Segment Income From Operations:
Life Sciences and Applied Markets	$158	$159
Diagnostics and Genomics	34	33
Agilent CrossLab	119	105
Total segment income from operations	$311	$297

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2020	2019
	(in millions)
Total reportable segments’ income from operations	$311	$297
Transformational initiatives	(13)	(5)
Amortization of intangible assets related to business combinations	(48)	(28)
Acquisition and integration costs	(13)	(10)
NASD site costs	—	(2)
Other(1)	(22)	(2)
Interest income	3	10
Interest expense	(20)	(18)
Other income (expense), net	21	6
Income before taxes, as reported	$219	$248

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

	January 31, 2020	October 31, 2019
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,187	$3,202
Diagnostics and Genomics	2,612	2,620
Agilent CrossLab	1,360	1,331
Total segment assets	$7,159	$7,153

19. SUBSEQUENT EVENT

In February 2020, the company reached a settlement agreement with Twist Bioscience Corporation ("Twist") under which Twist has agreed to pay us $22.5 million to settle our intellectual property claim against Twist. The settlement agreement provides a license to Twist for discrete aspects of Agilent’s oligo-synthesis technology and successfully resolves all outstanding litigation between all parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, the effects of the public health crisis in China and worldwide and our stock repurchase program and dividends that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Net revenue of $1,357 million for the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. In January 2020, net revenue was negatively impacted due to the public health crisis in China and the extension of the Lunar New Year resulting in fewer selling days in the month. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year. Revenue generated by our life sciences and applied markets business for the three months ended January 31, 2020 increased 5 percent when compared to the same period last year. Revenue from our recent acquisitions contributed approximately 8 percentage points to our life sciences and applied markets business revenue growth in the three months ended January 31, 2020. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year. Revenue generated by our diagnostics and genomics business for the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. Revenue generated by our Agilent CrossLab business in the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same periods last year.

Net income for the three months ended January 31, 2020 was $197 million compared to net income of $504 million for the corresponding period last year. Net income for the three months ended January 31, 2019 was impacted by a discrete tax benefit of $299 million related to the extension of the company’s tax incentive in Singapore. In the three months ended January 31, 2020, cash used in operations was $59 million which includes an one-time tax outflow of $226 million related to a transfer of intangibles compared to cash generated from operations of $213 million in the same period last year.

For the three months ended January 31, 2020 and 2019, cash dividends of $56 million and $52 million, respectively, were paid on the company's outstanding common stock.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2020, we repurchased and retired approximately 725,827 shares for $60 million under this authorization. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2020, we had remaining authorization to repurchase up to $967 million of our common stock under this program.

Looking forward, we continue to focus on differentiating product solutions, improving our customers' experience, continued growth and earnings expansion. Based on current information, we expect the recent public health crisis that started in China and has grown worldwide will reduce business results in the first half of fiscal year 2020, but despite the short-term uncertainty caused by this health crisis, we remain optimistic about our long-term growth opportunities. In addition, we remain focused on a balanced capital allocation through our dividend and share repurchase programs. We expect foreign currency to negatively impact revenue for 2020 but we also anticipate the contribution from our acquisitions in fiscal year 2019 to partially offset the currency impact.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, share-based compensation, retirement and post-retirement benefit plan assumptions, goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue it will also have a positive impact by reducing our costs and expenses. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long term basis.To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)
Net revenue:
Products	$1,023	$980	4%
Services and other	334	304	10%
Total net revenue	$1,357	$1,284	6%

Net revenue of $1,357 million for the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. Revenue from our acquisitions in fiscal year 2019 contributed approximately 4 percentage points to our revenue growth in the three months ended January 31, 2020. In January 2020, net revenue was negatively impacted due to the public health crisis in China and the extension of the Lunar New Year resulting in fewer selling days in the month. Foreign currency movements for the three months ended January 31, 2020 had an unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year.

Revenue from products increased 4 percent for the three months ended January 31, 2020 when compared to the same period last year. The growth in product revenue was driven by increased sales within our cell analysis business, mainly due to contributions from our recent acquisitions. Excluding recent acquisitions, life science and applied markets revenue from products decreased approximately 2 percent.

Services and other revenue increased 10 percent for the three months ended January 31, 2020 when compared to the same period last year. Services and other revenue consists of revenue generated from our three business segments; Agilent CrossLab, diagnostics and genomics and our life science and applied markets business. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three months ended January 31, 2020, the service revenue from the Agilent CrossLab business increased 8 percent with a less than 1 percentage point unfavorable currency impact on revenue when compared to the same period last year. The growth in the service revenue from the Agilent CrossLab business was driven by strong growth in the Asia Pacific region. From a service portfolio perspective, the growth came from a wide range of service offerings.

For the three months ended January 31, 2020, the service revenue from the diagnostics and genomics business increased 5 percent when compared to the same period last year. The increase in diagnostics and genomics service revenue reflects growth in the pathology and companion diagnostics service businesses.

For the three months ended January 31, 2020, the service revenue from the life sciences and applied markets business increased significantly when compared to the same period last year. The increase in life sciences and applied markets service revenue is primarily due to the additional service revenue within the cell analysis business due to our recent acquisitions.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$638	$607	5%
Diagnostics and genomics	249	235	6%
Agilent CrossLab	470	442	6%
Total net revenue	$1,357	$1,284	6%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2020, increased 5 percent when compared to the same period last year. However, our instrumentation revenue has decreased mainly due to current subdued demand. Revenue from our recent acquisitions contributed approximately 8 percentage points to our revenue growth in the three months ended January 31, 2020. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year. For the three months ended January 31, 2020, revenue growth within the academia and government, diagnostics and clinical and pharmaceutical markets was strong which was partially offset by declines in revenue from the food market when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2020, increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2020, revenue growth within the diagnostics and clinical market and the pharmaceutical market continued to be strong led by performance from our pathology, biomolecular analysis and our nucleic acid solutions businesses.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2020, increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2020, revenue growth was strong across all key end markets. Revenue growth was driven broadly by our entire services and consumables portfolio.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
(in millions, except margin data)
Total gross margin	53.3%	55.1%	(2) ppts
Research and development	$104	$102	1%
Selling, general and administrative	$404	$355	14%
Operating margin	15.9%	19.5%	(4) ppts

Total gross margin for the three months ended January 31, 2020 decreased 2 percentage points when compared to the same period last year. Gross margin for the three months ended January 31, 2020 reflects unfavorable product mix, higher intangible amortization expense and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by favorable currency impact.

Research and development expenses for the three months ended January 31, 2020 increased 1 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2020 increased due to higher wages and additional expenses related to recent acquisitions partially offset by operational savings and favorable currency impact.

Selling, general and administrative expenses for the three months ended January 31, 2020 increased 14 percent when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended

January 31, 2020 was due to higher wages, higher intangible amortization expense, higher acquisition and integration costs, higher transformation initiative expenses and higher legal costs in connection with our claim against a third party.

Total operating margin for the three months ended January 31, 2020 decreased 4 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2020 was impacted by higher wages, higher acquisition-related expenses, higher transformation initiatives and increased legal costs associated with our claim against a third party.

At January 31, 2020, our headcount was approximately 16,300 as compared to approximately 15,300 at January 31, 2019.

Other income (expense), net

In the three months ended January 31, 2020 and 2019, other income (expense), net, includes $3 million of income in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. Also included in other income (expense), net for the three months ended January 31, 2020 is a gain on the fair value of an equity investment of approximately $16 million.

Income Taxes

For the three months ended January 31, 2020, the company's income tax expense was $22 million with an effective tax rate of 10.0 percent. For the three months ended January 31, 2020, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $13 million related to the excess tax benefits from stock-based compensation.

For the three months ended January 31, 2019, the company's income tax benefit was $256 million with an effective tax rate of (103.2) percent. For the three months ended January 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $299 million related to the extension of the company’s tax incentive in Singapore. The income taxes for the three months ended January 31, 2019 also includes the excess tax benefits of $4 million from stock-based compensation.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)

Net revenue	$638	$607	5%

Life sciences and applied markets business revenue for the three months ended January 31, 2020 increased 5 percent when compared to the same period last year. Overall, foreign currency movements for the three months ended January 31, 2020 had an unfavorable impact of less than 1 percentage point on revenue when compared to the same period last year. Revenue from our acquisitions in fiscal year 2019 contributed approximately 8 percentage points to our revenue growth in the three months ended January 31, 2020. Geographically, revenue increased 23 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 2 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 4 percent in Asia Pacific with no currency impact for the three months ended January 31, 2020 compared to the same period last year. Excluding recent acquisitions and currency impact, revenue decreased 2 percent during the three months ended January 31, 2020. Weaker sales in liquid chromatography, gas chromatography and vacuum were partially offset by increased revenue in liquid chromatography mass spectrometry, informatics and cell analysis products when compared to the same period last year.

For the three months ended January 31, 2020, revenue results by end markets were mixed with the pharmaceutical, academia and government, diagnostics and clinical and environmental markets delivering strong revenue growth partially offset by weakness in the food and forensics markets. Revenue growth in the pharmaceutical, academia and government and diagnostics and clinical markets was entirely driven by strong performance of our cell analysis products, which includes products from the Lionheart Technologies LLC ("BioTek") acquisition.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
(in millions, except margin data)
Gross margin	60.2%	62.1%	(2) ppts
Research and development	$55	$56	(2)%
Selling, general and administrative	$171	$162	5%
Operating margin	24.8%	26.1%	(1) ppt

Gross margin for products and services for the three months ended January 31, 2020, decreased 2 percentage points when compared to the same period last year. Gross margin for the three months ended January 31, 2020 was impacted by the increased impact of pricing pressures and lower volume partially offset by favorable currency impact.

Research and development expenses for the three months ended January 31, 2020, decreased 2 percent when compared to the same period last year. Research and development for the three months ended January 31, 2020 was impacted by operational savings and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages and benefits.

Selling, general and administrative expenses for the three months ended January 31, 2020, increased 5 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2020 was impacted by higher wages and benefits and additional expenses related to our recent acquisitions partially offset by operational savings and a favorable currency impact.

Operating margin for products and services for the three months ended January 31, 2020 decreased 1 percentage point when compared to the same period last year. The decrease in operating margin was due to additional expenses related to our recent acquisitions and unfavorable product mix partially offset by modest revenue growth.

Income from Operations

Income from operations for the three months ended January 31, 2020, decreased $1 million on a corresponding revenue increase of $31 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)

Net revenue	$249	$235	6%

Diagnostics and genomics business revenue for the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. Geographically, revenue increased 9 percent in the Americas with no currency impact, increased 1 percent in Europe with a 2 percentage point unfavorable currency impact and increased 11 percent in Asia Pacific with no currency impact for the three months ended January 31, 2020 compared to the same period last year. For the three months ended January 31, 2020, the growth in Americas was driven by strong performance in the nucleic acid solutions, companion diagnostics and reagent partnership businesses. The performance in Europe was driven by the biomolecular analysis and reagent partnership businesses. Asia Pacific growth was mainly driven by the pathology and biomolecular analysis businesses.

For the three months ended January 31, 2020, revenue growth in the diagnostics and genomics business was led by strong revenue performance in our nucleic acid solutions and reagent partnership businesses. The diagnostics and clinical research end markets remain strong and growing driven by an aging population and lifestyle developments such as poor diet and physical inactivity.

Looking forward, we are optimistic about our growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets, as our product portfolio around OMNIS, PD-L1 assays and SureFISH, continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues to be strong and, with our newly opened nucleic acid solutions production facility in Frederick, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
(in millions, except margin data)
Gross margin	51.7%	54.0%	(2) ppts
Research and development	$32	$31	3%
Selling, general and administrative	$63	$63	—
Operating margin	13.5%	14.0%	(1) ppt

Gross margin for products and services for the three months ended January 31, 2020, decreased 2 percentage points when compared to the same period last year. Gross margin in the three months ended January 31, 2020 was impacted by higher fixed costs related to the new manufacturing facility in Frederick, Colorado.

Research and development expenses for the three months ended January 31, 2020, increased 3 percent when compared to the same period last year. Research and development for the three months ended January 31, 2020 was impacted by increased spending around the development of clinical applications and solutions and higher wages and benefits.

Selling, general and administrative expenses for the three months ended January 31, 2020, was flat when compared to the same period last year. Selling general and administrative expenses for the three months ended January 31, 2020 was impacted by higher wages and benefits offset by savings in discretionary spending.

Operating margin for products and services for the three months ended January 31, 2020 decreased 1 percentage point when compared to the same period last year. The decrease in operating margin for the three months ended January 31, 2020 was mainly due to higher wages and benefits and the gross margin deterioration more than offsetting gains from higher revenue.

Income from Operations

Income from operations for the three months ended January 31, 2020 increased $1 million on a corresponding revenue increase of $14 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
	(in millions)

Net revenue	$470	$442	6%

Agilent CrossLab business revenue for the three months ended January 31, 2020 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. Geographically, revenue increased 6 percent in the Americas with no currency impact, increased 4 percent in Europe with a 1 percentage point unfavorable currency impact and increased 8 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended January 31, 2020 compared to the same period last year. During the three months ended January 31, 2020, revenue growth was driven by strong revenue growth in the overall service portfolio, while the consumables portfolio had moderate revenue growth.

For the three months ended January 31, 2020, the Agilent CrossLab business saw the strongest growth coming from the food market, as well as strong growth from our largest market segment, the pharmaceutical market. The other major market segments all saw moderate growth for the three months ended January 31, 2020 when compared to the same period last year.

Looking forward, we anticipate strength in key end markets will continue to drive our revenue growth in the near term. The Agilent CrossLab portfolio of products and services capabilities are well positioned to succeed in changing market conditions in our key end markets. Geographically, the business is well diversified across all regions to swiftly take advantage of local market opportunities and to help hedge against market volatility in any one region. Despite the short-term logistical hurdle against delivering service caused by the health crisis closing off access to certain customer sites in a few countries, we remain optimistic about the long-term growth opportunities of the global service business. Other factors for near term revenue growth include continued expansion of digital capabilities and leveraging of our deep understanding of customer workflows.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2020	2019	Months
(in millions, except margin data)
Gross margin	51.8%	51.3%	1 ppt
Research and development	$15	$15	—
Selling, general and administrative	$109	$107	2%
Operating margin	25.4%	23.9%	2 ppts

Gross margin for products and services for the three months ended January 31, 2020 increased 1 percentage point when compared to the same period last year. This margin increase was a result of the higher sales volume partially offset by higher tariffs on service parts and consumables and by an unfavorable product mix impact in the consumables business.

Research and development expenses for the three months ended January 31, 2020 was relatively flat when compared to the same period last year.

Selling, general and administrative expenses for the three months ended January 31, 2020 increased 2 percent when compared to the same period last year. The increase was primarily due to higher orders driving higher selling costs, as well as higher wages and benefits.

Operating margin for products and services for the three months ended January 31, 2020 increased 2 percentage points when compared to the same period last year. The improvement was driven by strong growth in revenues combined with a slower growth in operating expenses.

Income from Operations

Income from operations for the three months ended January 31, 2020 increased $14 million on a corresponding revenue increase of $28 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position as of January 31, 2020 consisted of cash and cash equivalents of $1,226 million as compared to $1,382 million as of October 31, 2019.

As of January 31, 2020, $1,164 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Net Cash Provided by Operating Activities

Net cash outflow from operating activities was $59 million for the three months ended January 31, 2020 compared to cash inflow of $213 million for the same period in 2019. In the three months ended January 31, 2020 and 2019, we paid approximately $79 million under our variable and incentive pay programs in both periods. Net cash paid for income taxes was approximately $241 million which included a one-time payment of $226 million related to the transfer of intellectual property compared to income taxes paid of $21 million in the prior year. For the three months ended January 31, 2020, deferred tax cash inflows was $10 million compared to cash outflows of $281 million in the prior year. Deferred tax outflows in 2019 included $266 million related to the extension of the company's tax incentive in Singapore. For the three months ended January 31, 2020, there was an unrealized gain on the fair value of an equity investment of $16 million. For the three months ended January 31, 2020, other assets and liabilities had cash outflow of $195 million compared to cash inflow of $26 million for the same period in 2019. Cash outflow in the three months ended January 31, 2020 was largely the result of increased income tax payments, interest payments on senior notes and changes in deferred revenue. Cash inflow for the three months ended January 31, 2019 in other assets and liabilities was related to changes in non-U.S. transaction tax receivables and deferred revenue.

In the three months ended January 31, 2020, accounts receivable used cash of $40 million compared to cash used of $22 million for the same period in 2019.  Days’ sales outstanding as of January 31, 2020 and 2019 was 64 days and 58 days, respectively. Accounts payable used cash of $15 million for the three months ended January 31, 2020 compared to cash used of $16 million in the same period in 2019. Cash used for inventory was $32 million for the three months ended January 31, 2020 compared to cash used of $12 million for the same period in 2019. Inventory days on-hand was 100 days as of January 31, 2020 compared to 102 days as of January 31, 2019.

We contributed approximately $5 million to our defined benefit plans in both the three months ended January 31, 2020 and 2019. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $19 million to our defined benefit plans during the remainder of 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35 million for the three months ended January 31, 2020 as compared to net cash used in investing activities of $290 million in the same period of 2019. Investments in property, plant and equipment were $34 million for the three months ended January 31, 2020 compared to $39 million in the same period of 2019. We expect that total capital expenditures for the current year will be approximately $180 million. In the three months ended January 31, 2019, we invested $248 million in our acquisition of ACEA.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2020 was $61 million compared to net cash used in financing activities of $122 million for the same period of 2019.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2020, we repurchased and retired approximately 725,827 shares for $60 million under this authorization. During the three months ended January 31, 2019, we repurchased and retired approximately 1.1 million shares for $75 million under this authorization. As of January 31, 2020, we had remaining authorization to repurchase up to $967 million of our common stock under this program.

Dividends

During the three months ended January 31, 2020 and 2019, we paid cash dividends of $0.180 per common share or $56 million and $0.164 per common share or $52 million, respectively, on the company's common stock.

Credit Facilities and Short Term Debt

Credit Facilities. On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. For the three months ended January 31, 2020, we borrowed $432 million and repaid $372 million under the credit facility. As of January 31, 2020, the company had borrowings of $175 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2020. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which is outstanding at January 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2020.

Long-term debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2020 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Other

There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 to our contractual commitments in the first three months of fiscal 2020. We have contractual commitments for non-cancelable operating leases see Note 9, "Leases" for more information. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2020 and October 31, 2019 include $333 million and $328 million, respectively, related to long-term income tax liabilities. Of these amounts, $204 million and $199 million related to uncertain tax positions of continuing operations as of January 31, 2020 and October 31, 2019, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $129 million in other long-term liabilities relates to the one-time transition tax payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities and equity denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is mainlymanaged on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We may also hedge equity balances denominated in foreign currency on a long term basis. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the cost of the transaction.

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 50 percent and 49 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2020 and 2019, respectively. The overall unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by less than 1 percentage point in the three months ended January 31, 2020. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2020, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the three months ended January 31, 2020 had an overall unfavorable impact on revenue of less than 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

•	negative consequences from changes in or differing interpretations of laws and regulations, including those related to tax and import/export;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements;

•	geopolitical uncertainty or turmoil, terrorism and war; and

•	impact of public health crises, including pandemics and epidemics, such as COVID-19 on the global economy.

We sell our products into many countries and we also source many components and materials for our products from and manufacture our products in various countries. Future tariffs and tariffs already implemented could have negative impact on our business, results of operations and financial condition. It may be time-consuming and expensive for us to alter our business operations in order to adapt to any such change. Further, additional tariffs, the scope and duration of which, if implemented, remains uncertain, which have been proposed or threatened and the potential escalation of a trade war and retaliatory measures could have a material adverse effect on our business, results of operations and financial condition.

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

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of January 31, 2020, the company had $175 million borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek and is outstanding as of January 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2020. We also currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. For example, in the first quarter of fiscal year 2020, a public health crisis in China led to an extension of the Lunar New Year holiday, which impacted our business, reduced the number of selling days and otherwise impacted our supply chain. This negatively impacted our results for the first quarter of fiscal year 2020 and may continue to affect our business and operating results. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of January 31, 2020, we had cash and cash equivalents of approximately $1.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
November 1, 2019 through November 30, 2019	258,761	$77.80	258,761	$1,007
December 1, 2019 through December 31, 2019	249,887	$83.46	249,887	$986
January 1, 2020 through January 31, 2020	217,179	$87.47	217,179	$967
Total	725,827	$82.64	725,827	$967

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at an time. As of January 31, 2020, all repurchased shares to date have been retired.

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

Dated:	March 3, 2020	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2020	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)