Form 10-Q
period 2020-04-30
AGILENT TECHNOLOGIES, INC.
filed 2020-06-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of May 22, 2020, the registrant had 308,777,396 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net revenue:
Products	$923	$921	$1,946	$1,901
Services and other	315	317	649	621
Total net revenue	1,238	1,238	2,595	2,522
Costs and expenses:
Cost of products	417	400	871	814
Cost of services and other	164	169	344	332
Total costs	581	569	1,215	1,146
Research and development	197	99	301	201
Selling, general and administrative	358	354	762	709
Total costs and expenses	1,136	1,022	2,278	2,056
Income from operations	102	216	317	466
Interest income	3	10	6	20
Interest expense	(20)	(17)	(40)	(35)
Other income (expense), net	36	9	57	15
Income before taxes	121	218	340	466
Provision (benefit) for income taxes	20	36	42	(220)
Net income	$101	$182	$298	$686

Net income per share:
Basic	$0.33	$0.57	$0.96	$2.16
Diluted	$0.32	$0.57	$0.95	$2.13

Weighted average shares used in computing net income per share:
Basic	309	317	310	318
Diluted	312	321	313	322

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Net income	$101	$182	$298	$686
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $1, $0 and $(1)	2	3	3	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $0, $0 and $(1)	(1)	—	(1)	(4)
Foreign currency translation, net of tax expense (benefit) of $0, $0, $0 and $(9)	(29)	(25)	(40)	13
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2, $2, $5 and $6	12	6	18	12
Change in net prior service benefit, net of tax expense (benefit) of $(1), $(1), $0 and $(1)	(1)	(1)	(4)	(3)
Other comprehensive income (loss)	(17)	(17)	(24)	17
Total comprehensive income	$84	$165	$274	$703

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,324	$1,382
Accounts receivable, net	886	930
Inventory	750	679
Other current assets	211	198
Total current assets	3,171	3,189
Property, plant and equipment, net	836	850
Goodwill	3,582	3,593
Other intangible assets, net	921	1,107
Long-term investments	141	102
Other assets	804	611
Total assets	$9,455	$9,452
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$333	$354
Employee compensation and benefits	280	334
Deferred revenue	399	336
Short-term debt	700	616
Other accrued liabilities	233	440
Total current liabilities	1,945	2,080
Long-term debt	1,788	1,791
Retirement and post-retirement benefits	340	360
Other long-term liabilities	614	473
Total liabilities	4,687	4,704
Commitments and contingencies (Note 14)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 308 million shares at April 30, 2020 and 309 million shares at October 31, 2019 issued	3	3
Additional paid-in-capital	5,288	5,277
Retained earnings (accumulated deficit)	15	(18)
Accumulated other comprehensive loss	(538)	(514)
Total stockholders' equity	4,768	4,748
Total liabilities and equity	$9,455	$9,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2020	2019

Net income	$298	$686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	155	107
Share-based compensation	44	40
Deferred taxes	(3)	(272)
Excess and obsolete inventory related charges	9	7
Unrealized gain on equity securities	(27)	(1)
Asset impairment charges	99	—
Other non-cash expense, net	3	3
Changes in assets and liabilities:
Accounts receivable	25	(17)
Inventory	(85)	(21)
Accounts payable	(10)	(8)
Employee compensation and benefits	(50)	(13)
Other assets and liabilities	(204)	(46)
Net cash provided by operating activities	254	465

Cash flows from investing activities:
Investments in property, plant and equipment	(67)	(78)
Payment to acquire fair value investments	(18)	(18)
Payment in exchange for convertible note	(3)	(2)
Acquisitions of businesses and intangible assets, net of cash acquired	—	(248)
Net cash used in investing activities	(88)	(346)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	32	33
Payment of taxes related to net share settlement of equity awards	(33)	(14)
Payment of dividends	(111)	(104)
Purchase of non-controlling interest	—	(4)
Proceeds from revolving credit facility	798	—
Repayment of revolving credit facility	(713)	—
Repayment of finance lease	(4)	—
Treasury stock repurchases	(186)	(125)
Net cash used in financing activities	(217)	(214)

Effect of exchange rate movements	(8)	2

Net decrease in cash, cash equivalents and restricted cash	(59)	(93)

Cash, cash equivalents and restricted cash at beginning of period	1,388	2,254
Cash, cash equivalents and restricted cash at end of period	$1,329	$2,161

Supplemental cash flow information:
Income tax paid, net	$286	$104
Interest payments	$39	$36
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(8)	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of January 31, 2020	310,048	$3	$5,293	—	$—	$73	$(521)	$4,848	$—	$4,848
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	101	—	101	—	101
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)	—	(17)
Total comprehensive income								84		84
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(55)	—	(55)	—	(55)
Share-based awards issued, net of tax of $0	58	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(1,663)	(126)	—	—	(126)	—	(126)
Retirement of treasury stock	(1,663)	—	(22)	1,663	126	(104)	—	—	—	—
Share-based compensation	—	—	17	—	—	—	—	17	—	17
Balance as of April 30, 2020	308,443	$3	$5,288	—	$—	$15	$(538)	$4,768	$—	$4,768

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2019	309,071	$3	$5,277	—	$—	$(18)	$(514)	$4,748	$—	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	298	—	298	—	298
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)	—	(24)
Total comprehensive income								274		274
Cash dividends declared ($0.36 per common share)	—	—	—	—	—	(111)	—	(111)	—	(111)
Share-based awards issued, net of tax of $33	1,761	—	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	—	—	—	(2,389)	(186)	—	—	(186)	—	(186)
Retirement of treasury stock	(2,389)	—	(32)	2,389	186	(154)	—	—	—	—
Share-based compensation	—	—	44	—	—	—	—	44	—	44
Balance as of April 30, 2020	308,443	$3	$5,288	—	$—	$15	$(538)	$4,768	$—	$4,768

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of January 31, 2019	317,533	$3	$5,324	—	$—	$90	$(381)	$5,036	$—	$5,036
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	182	—	182	—	182
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)	—	(17)
Total comprehensive income								165		165
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—
Cash dividends declared ($0.164 per common share)	—	—	—	—	—	(52)	—	(52)	—	(52)
Share-based awards issued, net of tax of $1	381	—	10	—	—	—	—	10	—	10
Repurchase of common stock	—	—	—	(638)	(50)	—	—	(50)	—	(50)
Retirement of treasury stock	(629)	—	(7)	629	49	(42)	—	—	—	—
Share-based compensation	—	—	16	—	—	—	—	16	—	16
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	$178	$(398)	$5,125	$—	$5,125

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards						$33	$(7)	$26		$26
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	686	—	686	—	686
Other comprehensive income	—	—	—	—	—	—	17	17	—	17
Total comprehensive income								703		703
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.328 per common share)	—	—	—	—	—	(104)	—	(104)	—	(104)
Share-based awards issued, net of tax of $14	1,327	—	18	—	—	—	—	18	—	18
Repurchase of common stock	—	—	—	(1,766)	(125)	—	—	(125)	—	(125)
Retirement of treasury stock	(1,757)	—	(23)	1,757	124	(101)	—	—	—	—
Share-based compensation	—	—	40	—	—	—	—	40	—	40
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	$178	$(398)	$5,125	$—	$5,125
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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2020 and 2019 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2019 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2020 and October 31, 2019, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2020 and 2019, condensed consolidated statement of operations for the three and six months ended April 30, 2020 and 2019, condensed consolidated statement of cash flows for the six months ended April 30, 2020 and 2019 and condensed consolidated statement of equity for the three and six months ended April 30, 2020 and 2019.

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

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others.

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As a result, hospitals and testing laboratories have halted certain elective medical procedures, which had an adverse effect on our customers' business. In the latter part of our second quarter, the academia and government markets revenue was negatively affected by delays in installations due to laboratory closures in Europe and the Americas. The chemical and energy market has also been negatively impacted by the global slowdown in economic activity associated with measures put in place to slow the pandemic. The COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that could disrupt our business.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2020 and October 31, 2019, there were no VIE's required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of April 30, 2020 and October 31, 2019, the total carrying value of investments and loans in privately held companies considered as VIE’s was $60 million and $29 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $104 million and $62 million as of April 30, 2020 and October 31, 2019, respectively. The change in the fair value over carrying value in the six months ended April 30, 2020 is primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 11, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	April 30,	October 31
	2020	2019
	(in millions)
Cash and cash equivalents	$1,324	$1,382
Restricted cash included in other assets	5	6
Total cash, cash equivalents and restricted cash	$1,329	$1,388

Leases. We determine whether an arrangement is, or contains, a lease at inception. Prior to November 1, 2019, for leases where we are the lessee, we accounted for operating lease payments by charging them to expense as incurred. At the beginning of fiscal 2020, the company adopted new lease accounting guidance issued by the Financial Accounting Standards Board ("FASB"). The most significant change requires lessees to record the present value of operating lease payments as right-of-use ("ROU") and lease liabilities on the condensed consolidated balance sheet. Where we are the lessee, ROU assets represent the company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of operating lease liabilities as either current or non-current is based on the expected timing of payments due under our obligations. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rates, we have used a number of factors including the parent's credit rating, the lease term and the currency swap rate. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense for operating leases with an initial term of more than twelve months is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components. We have elected to account for these payments as a single lease component.

A portion of our revenue relates to lease arrangements where Agilent is the lessor. Standalone lease arrangements are outside the scope of Accounting Standard Codification ("ASC") Topic 606, Revenue Contracts with Customers, and are therefore accounted for in accordance with ASC Topic 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.

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

 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 except for the following:

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. This guidance eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. The new guidance is effective for us beginning November 1, 2021, and for interim periods within that year. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.
In January 2020, accounting guidance was issued that clarifies the accounting guidance for equity method investments, joint ventures, and derivatives and hedging. The guidance clarifies the interaction between different sections of the accounting guidance that could be applicable and helps clarify which guidance should be applied in certain situations which should increase relevance and comparability of financial statement information. This guidance is effective for us November 1, 2021, and for interim periods within that year. Early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued an update for facilitation of the effects of reference rate reform on financial reporting.  This new update provides the guidance needed to ease the process of migrating away from London Inter-bank Offered Rate ("LIBOR") and other interbank offered rates to new reference rates. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this guidance on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet as lease liabilities, initially measured at the present value of future lease payments, with a corresponding right-of-use asset. The accounting applied by a lessor is largely unchanged from that applied under the prior accounting standard.
On November 1, 2019, we adopted the new accounting guidance using the modified retrospective method, by applying the transition approach, for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning November 1, 2019 are presented under the new accounting standard, while prior period amounts have not been restated. The standard had a significant impact on the opening condensed consolidated balance sheet as of November 1, 2019, but did not have a significant impact on the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended April 30, 2020 when compared to the same period in 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of the new accounting standard, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the ROU assets and lease liabilities.

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

3.     ACQUISITIONS

Acquisition of BioTek and ACEA

On August 23, 2019 we completed the acquisition of privately-owned Lionheart Technologies LLC ("BioTek"), a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.17 billion, under the merger agreement. As a result of the acquisition, BioTek has become a wholly owned subsidiary of Agilent. Accordingly, the results of BioTek are included in Agilent's condensed consolidated financial statements from the acquisition date. The acquisition of BioTek and its portfolio is another step to expand our position in the cell analysis market.

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

As noted above, the intangible assets, including in-process research and development, were valued with input from valuation specialists. Agilent used variations of the income approach in determining the fair value of intangible assets acquired in the BioTek acquisition. Specifically, the developed product technology and in-process research and development were valued using the multi-period excess earnings method under the income approach by discounting forecasted cash flows directly related to the products expecting to result from the projects, net of returns on contributory assets. The company utilized the incremental cash flow method for determining the fair value of the customer relationships acquired and the relief from royalty method to determine the fair value of the tradename. Order backlog was valued on a direct cash flow basis.

The primary in-process research and development project acquired relates to a next version of a product which was released in February 2020. The costs to complete the remaining BioTek in-process research and development is $2 million.

Acquisition and integration costs directly related to the BioTek acquisition totaled $2 million and $6 million for the three and six months ended April 30, 2020, respectively, and were recorded in selling, general and administrative expenses.

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

The following represents the unaudited proforma operating results as if BioTek and ACEA had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2019 (in millions, except per share amounts):

	Three Months Ended April 30	Six Months Ended April 30
	2019	2019
Net revenue	$1,285	$2,611
Net income	$168	$642
Net income per share — basic	$0.53	$2.20
Net income per share — diluted	$0.52	$1.99

The unaudited proforma financial information assumes that the companies were combined as of November 1, 2017 and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, changes to interest income for cash used in the acquisition, interest expense and currency losses associated with debt paid in connection with the acquisition and acquisition related transaction costs and tax related effects. The proforma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2018.

The unaudited proforma financial information for the three and six months ended April 30, 2019 combines the historical results of Agilent (which includes ACEA after the acquisition date), the first two weeks of fiscal year 2019 for ACEA, and BioTek for the three and six months ended April 30, 2019.

4. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30
	2020				2019
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$170	$161	$126	$457	$145	$168	$120	$433
Europe	111	131	92	334	125	132	97	354
Asia Pacific	245	157	45	447	259	155	37	451
Total	$526	$449	$263	$1,238	$529	$455	$254	$1,238

	Six Months Ended April 30
	2020				2019
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$379	$328	$244	$951	$313	$324	$229	$866
Europe	278	264	184	726	289	260	188	737
Asia Pacific	507	327	84	918	534	313	72	919
Total	$1,164	$919	$512	$2,595	$1,136	$897	$489	$2,522

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2020	2019	2020	2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$400	$371	$823	$762
Chemical and Energy	267	300	579	608
Diagnostics and Clinical	200	193	394	380
Food	114	114	244	243
Academia and Government	115	114	256	230
Environmental and Forensics	142	146	299	299
Total	$1,238	$1,238	$2,595	$2,522

Revenue by Type
Instrumentation	$491	$491	$1,084	$1,058
Non-instrumentation and other	747	747	1,511	1,464
Total	$1,238	$1,238	$2,595	$2,522

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

The balance of contract assets as of April 30, 2020 and October 31, 2019 were $130 million and $110 million, respectively. The increase in unbilled receivables during the six months ended April 30, 2020 is a result of recognition of revenue upon the transfer of the control to the customer. In some instances, transfer of control is prior to invoicing the customers and excluding amounts transferred to trade receivables during the period amounted to $20 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the six months ended April 30, 2020:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2019	$386
Net revenue deferred in the period	289
Revenue recognized that was included in the contract liability balance at the beginning of the period	(226)
Change in deferrals from customer cash advances, net of revenue recognized	8
Currency translation and other adjustments	(5)
Ending balance as of April 30, 2020	$452

During the six months ended April 30, 2019 revenue recognized that was included in the contract liability balance at October 31, 2018 was $191 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2020 and are included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2020, was $204 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

5.     SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the authoritative accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including restricted stock units, employee stock purchases made under our employee stock purchase plan and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

Effective May 1, 2020, we adopted the Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan (“ESPP”), which replaced our existing Employee Stock Purchase Plan. The ESPP allows eligible employees to contribute up to ten percent of their

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

base compensation to purchase shares of our common stock at 85 percent of the closing market price at purchase date. There are 31 million shares authorized for issuance in connection with the ESPP.

Participants in the LTPP are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award for the company's executive officers and other key employees. Participants in this program are also entitled to receive shares of the company's stock after the end of a three-year period if specified performance targets over the three-year period are met. The performance target for grants made beginning 2017 and later were based on Earnings Per Share ("EPS"). The performance targets for the LTPP-EPS grants for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

The final LTPP award may vary from 0 percent to 200 percent of the target award. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of 4 years from the date of grant.

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Cost of products and services	$5	$4	$11	$9
Research and development	2	2	5	4
Selling, general and administrative	11	10	29	27
Total share-based compensation expense	$18	$16	$45	$40

At April 30, 2020 and October 31, 2019, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
LTPP:
Volatility of Agilent shares	23%	22%	23%	22%
Volatility of selected peer-company shares	15%-44%	15%-66%	15%-44%	15%-66%
Pair-wise correlation with selected peers	29%	30%	29%	30%

Post-vest holding restriction discount for all executive awards	5.3%	5.0%	5.3%	5.0%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

All awards granted to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulation model and an expected dividend yield to compute the discount.

6.     INCOME TAXES

For the three and six months ended April 30, 2020, the company's income tax expense was $20 million with an effective tax rate of 16.5 percent and $42 million with an effective tax rate of 12.4 percent, respectively. For the three months ended April 30, 2020, there were no significant discrete tax items. For the six months ended April 30, 2020, our effective tax rate and the resulting provision for income taxes were impacted by a discrete tax benefit of $14 million related to the excess tax benefits from stock-based compensation.

Our calculation of income tax expense for the three and six months ended April 30, 2020 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

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

7. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Numerator:
Net income	$101	$182	$298	$686
Denominator:
Basic weighted-average shares	309	317	310	318
Potential common shares— stock options and other employee stock plans	3	4	3	4
Diluted weighted-average shares	312	321	313	322

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

For the three and six months ended April 30, 2020, the impact of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share was not material. For the three and six months ended April 30, 2019, no potential common shares were excluded from the calculation of diluted earnings per share.

8. INVENTORY

	April 30, 2020	October 31, 2019
	(in millions)
Finished goods	$418	$416
Purchased parts and fabricated assemblies	332	263
Inventory	$750	$679

9. LEASES

As a lessee, we have various non-cancelable operating lease agreements for office space, warehouses, distribution centers, research and development facilities, manufacturing and production locations as well as vehicles, personal computers and other equipment. Our real estate leases have remaining lease terms of one to thirty years, which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from six months to twenty years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common area maintenance. We often receive incentives from our landlords, such as rent abatement periods, which effectively reduce the total lease payments owed for these leases. Vehicle, personal computer and other equipment operating leases have terms between three and five years.
Prior to the adoption of the new lease accounting standard, future minimum lease payments as of October 31, 2019 and previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under non- cancelable leases with initial terms exceeding twelve months were as follows:

Operating Leases
(in millions)
2020	$52
2021	41
2022	29
2023	21
2024	14
2025 and thereafter	56
Total future minimum lease payments	$213

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The components of lease cost for operating leases were as follows:

	Three Months Ended	Six Months Ended
	April 30, 2020	April 30, 2020
	(in millions)

Operating lease cost	$16	$31
Short-term lease cost	1	1
Variable lease cost (a)	3	7
Sublease income	(3)	(7)
Total lease cost	$17	$32
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
April 30, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$29
Non-cash right of use assets obtained in exchange for operating lease obligations	$27

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Line Item	April 30, 2020
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$188

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$51
Long-Term
Operating lease liabilities	Other long-term liabilities	$138

Weighted average remaining lease term in years
Operating leases		8.1 years
Weighted average discount rate
Operating leases		2.1%

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future minimum rents payable as of April 30, 2020 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the condensed consolidated balance sheet as follows:

Operating Leases
(in millions)
Remainder of 2020	$28
2021	49
2022	37
2023	25
2024	14
2025 and thereafter	55
Total undiscounted future minimum lease payments	$208
Less: amount of lease payments representing interest	(19)
Present value of future minimum lease payments	$189
Less: current liabilities	(51)
Long-term lease liabilities	$138

As of April 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.

As a lessor, we have contracts for equipment leased to customers in connection with our diagnostics business which include both operating-type lease and sales-type lease arrangements. We account for the non-lease component under the revenue recognition rules and the lease component under the leasing guidance. Equipment lease revenue for operating lease agreements is recognized as visualization kits and reagents are shipped over the life of the lease, and the cost of customer leased equipment is recorded within property, plant and equipment, net in the condensed consolidated balance sheet and depreciated over the equipment’s estimated useful life. For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded which is calculated at the present value of the remaining lease payments due from the lessee.

Revenue allocated to the lease income for both finance/sales-type lease and operating lease rental arrangements represents less than one percent of total net revenue in the three and six months ended April 30, 2020.

As of April 30, 2020, the original cost and net book value of operating leased assets was $46 million and $14 million, respectively. As of April 30, 2020, lease receivables related to sales-type leases were $38 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2020:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2019	$1,438	$1,594	$561	$3,593
Foreign currency translation impact	(4)	(4)	(3)	(11)
Goodwill as of April 30, 2020	$1,434	$1,590	$558	$3,582

The components of other intangible assets as of April 30, 2020 and October 31, 2019 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2019
Purchased technology	$1,413	$763	$650
Backlog	5	5	—
Trademark/Tradename	196	102	94
Customer relationships	329	87	242
Third-party technology and licenses	28	22	6
Total amortizable intangible assets	1,971	979	992
In-Process R&D	115	—	115
Total	$2,086	$979	$1,107
As of April 30, 2020
Purchased technology	$1,412	$810	$602
Trademark/Tradename	196	110	86
Customer relationships	328	123	205
Third-party technology and licenses	28	23	5
Total amortizable intangible assets	1,964	1,066	898
In-Process R&D	23	—	23
Total	$1,987	$1,066	$921

During the six months ended April 30, 2020, there were no additions to goodwill and there were no additions to other intangible assets. During the six months ended April 30, 2020, other intangible assets decreased $1 million due to the impact of foreign currency translation.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2020, we did not identify any triggering events or circumstances, including events due to COVID-19, which would indicate an impairment of goodwill. During the three and six months ended April 30, 2020, we recorded an impairment of in-process research and development of $90 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and six months ended April 30, 2019, respectively.

Amortization expense of intangible assets was $47 million and $95 million for the three and six months ended April 30, 2020, respectively. Amortization expense of intangible assets was $26 million and $55 million for the three and six months ended April 30, 2019, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2020 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2020	$91
2021	$172
2022	$150
2023	$107
2024	$86
2025	$68
Thereafter	$224

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 were as follows:

		Fair Value Measurement at April 30, 2020 Using
	April 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$682	$682	$—	$—
Derivative instruments (foreign exchange contracts)	8	—	8	—
Long-term
Trading securities	27	27	—	—
Other investments	22	—	22	—
Total assets measured at fair value	$739	$709	$30	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—
Long-term
Deferred compensation liability	27	—	27	—
Total liabilities measured at fair value	$34	$—	$34	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 were as follows:

		Fair Value Measurement at October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$784	$784	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$851	$814	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$36	$—	$36	$—

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

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2020 long-lived assets held and used with a carrying amount of $98 million were written down to fair value of zero, resulting in an impairment of $98 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. For the three and six months ended April 30, 2019, there were no impairments of long-lived assets held and used. For the three and six months ended April 30, 2020 and 2019, there were no impairments of long-lived assets held for sale.

For the three and six months ended April 30, 2020 and 2019, there was no impairment of non-marketable securities. For the three months ended April 30, 2020 and 2019, an unrealized gain of $11 million and zero, respectively, was included in net income as adjustments to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. For the six months ended April 30, 2020 and 2019, an unrealized gain of $27 million and $1 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of April 30, 2020 and October 31, 2019, the carrying amount of non-marketable equity securities without readily determinable fair values was $91 million and $47 million, respectively.

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

12. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2020 changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2020 and 2019, ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012, and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at April 30, 2020 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2020 was $6 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2020 was $6 million.

Net Investment Hedges

Starting in 2020, we enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. As of April 30, 2020, we have an open forward contract to sell euros to buy USD maturing in the third quarter and designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euros functional currency. In the three and six months ended April 30, 2020, the change in fair value of the net investment hedge resulted in a gain of $1 million recognized in accumulated other comprehensive income. For the three and six months ended April 30, 2020, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2020, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2020.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 255 foreign exchange forward contracts open as of April 30, 2020 and designated as cash flow hedges. There were 193 foreign exchange forward contracts open as of April 30, 2020 not designated as hedging instruments. There were 2 foreign exchange forward contracts open as of April 30, 2020 and designated as a net investment hedge. The aggregated notional amounts by currency and designation as of April 30, 2020 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(48)	$(55)	$95
British Pound	(39)	—	—
Canadian Dollar	(33)	—	21
Japanese Yen	(75)	—	10
Korean Won	(48)	—	(31)
Singapore Dollar	12	—	15
Chinese Yuan Renminbi	(66)	—	(66)
Swedish Krona	—	—	(9)
Other	3	—	(12)
Totals	$(294)	$(55)	$23

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of April 30, 2020 and October 31, 2019 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2020	October 31, 2019	Balance Sheet Location	April 30, 2020	October 31, 2019
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$3	Other accrued liabilities	$4	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$9	Other accrued liabilities	$3	$4
Total derivatives	$8	$12		$7	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$2	$4	$3	$(2)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(1)	$—	$(1)	$—
Gain reclassified from accumulated other comprehensive loss into cost of sales	$2	$—	$2	$5
Gain on time value of forward contracts recorded in cost of sales	$2	$1	$2	$2

Net Investment Hedges
Foreign exchange contracts:
Gain recognized in accumulated other comprehensive loss	$1	$—	$1	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(1)	$1	$(3)	$(2)

At April 30, 2020, the estimated amount of existing net gain that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $4 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

13. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and six months ended April 30, 2020 and 2019, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended April 30
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$4	$—	$—
Interest cost on benefit obligation	4	5	2	3	1	1
Expected return on plan assets	(7)	(7)	(12)	(11)	(2)	(1)
Amortization:
Actuarial losses	1	—	12	9	1	1
Prior service credits	—	—	—	—	(2)	(2)
Total net plan costs (benefits)	$(2)	$(2)	$7	$5	$(2)	$(1)

	Six Months Ended April 30
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$—	$—	$12	$10	$—	$—
Interest cost on benefit obligation	8	10	4	6	2	1
Expected return on plan assets	(15)	(14)	(24)	(22)	(3)	(2)
Amortization:
Actuarial losses	2	—	24	18	2	2
Prior service credits	—	—	—	—	(4)	(4)
Total net plan costs (benefits)	$(5)	$(4)	$16	$12	$(3)	$(3)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

We made no contributions to our U.S. defined benefit plans during the three and six months ended April 30, 2020, respectively. We contributed $14 million and $19 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2020, respectively.

We made no contributions to our U.S. defined benefit plans during the three and six months ended April 30, 2019, respectively. We contributed $5 million and $11 million to our non-U.S. defined benefit plans during the three and six months ended April 30, 2019, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2020 and we expect to contribute $16 million to our non-U.S. defined benefit plans during the remainder of 2020.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2020	2019
	(in millions)
Beginning balance as of November 1,	$32	$35
Accruals for warranties including change in estimate	25	27
Settlements made during the period	(27)	(30)
Ending balance as of April 30	$30	$32

Accruals for warranties due within one year	$30	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million as of April 30, 2020 and $40 million as of October 31, 2019. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

15. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. During the six months ended April 30, 2020, we borrowed $798 million and repaid $713 million under the credit facility. As of April 30, 2020, the company had borrowings of $200 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2020. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which is outstanding at April 30, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of April 30, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days.

Commercial Paper

In May 2020, the company established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2020	October 31, 2019
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$399	$399
2023 Senior Notes	598	597
2026 Senior Notes	298	298
2029 Senior Notes	493	492
Total	$1,788	$1,786

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

During the three and six months ended April 30, 2020, we repurchased and retired approximately 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. During the three and six months ended April 30, 2019, we repurchased approximately 638,000 shares for $50 million and 1.766 million shares for $125 million, respectively, under this authorization. During the three and six months ended April 30, 2019 we retired approximately 629,000 shares for $49 million and 1.757 million shares for $124 million, respectively. As of April 30, 2020, we had remaining authorization to repurchase up to $841 million of our common stock under this program. On March 23, 2020, we suspended stock repurchases in light of the COVID-19 pandemic, and we have the ability to reinstate repurchases as circumstances warrant.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2020, we paid cash dividends of $0.18 per common share or $55 million and $0.360 per common share or $111 million, respectively, on the company's common stock. During the three and six months ended April 30, 2019, we paid cash dividends of $0.164 per common share or $52 million and $0.328 per common share or $104 million, respectively, on the company's common stock.

On May 20, 2020, our board of directors declared a quarterly dividend of $0.18 per share of common stock or approximately $56 million which will be paid on July 22, 2020 to all shareholders of record at close of business on June 30, 2020. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2020	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2020	$(215)	$128	$(431)	$(3)	$(521)

Other comprehensive income (loss) before reclassifications	(29)	—	—	2	(27)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(2)	14	(1)	11

Tax (expense) benefit	—	1	(2)	—	(1)

Other comprehensive income (loss)	(29)	(1)	12	1	(17)

As of April 30, 2020	$(244)	$127	$(419)	$(2)	$(538)

Six Months Ended April 30, 2020

As of October 31, 2019	$(204)	$131	$(437)	$(4)	$(514)

Other comprehensive income (loss) before reclassifications	(40)	—	(5)	3	(42)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	28	(1)	23

Tax expense	—	—	(5)	—	(5)

Other comprehensive income (loss)	(40)	(4)	18	2	(24)

As of April 30, 2020	$(244)	$127	$(419)	$(2)	$(538)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2020 and 2019 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

Unrealized gain on derivatives	$2	$—	$2	$5	Cost of products
	(1)	—	(1)	—	Interest expense
	1	—	1	5	Total before income tax
	—	—	—	(1)	Provision for income tax
	1	—	1	4	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(14)	(10)	(28)	(20)
Prior service benefit	2	2	4	4
	(12)	(8)	(24)	(16)	Total before income tax
	2	1	8	5	Benefit for income tax
	(10)	(7)	(16)	(11)	Total net of income tax

Total reclassifications for the period	$(9)	$(7)	$(15)	$(7)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 13, "Retirement Plans and Post Retirement Pension Plans").

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, transformational initiatives expenses, acquisition and integration costs, some nucleic acid solutions division ("NASD") site costs, special compliance costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations and in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding transformational initiatives, acquisition and integration costs, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$526	$529	$1,164	$1,136
Diagnostics and Genomics	263	254	512	489
Agilent CrossLab	449	455	919	897
Total net revenue	$1,238	$1,238	$2,595	$2,522

Segment Income From Operations:
Life Sciences and Applied Markets	$98	$107	$256	$266
Diagnostics and Genomics	57	49	91	82
Agilent CrossLab	122	115	241	220
Total segment income from operations	$277	$271	$588	$568

The following table reconciles reportable segments’ income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in millions)
Total reportable segments’ income from operations	$277	$271	$588	$568
Transformational initiatives	(15)	(9)	(28)	(14)
Amortization of intangible assets related to business combinations	(46)	(26)	(94)	(54)
Acquisition and integration costs	(11)	(10)	(24)	(20)
Asset impairment	(99)	—	(99)	—
NASD site costs	—	(4)	—	(6)
Special compliance costs	—	(1)	—	(1)
Other(1)	(4)	(5)	(26)	(7)
Interest income	3	10	6	20
Interest expense	(20)	(17)	(40)	(35)
Other income (expense), net (2)	36	9	57	15
Income before taxes, as reported	$121	$218	$340	$466

(1) The other category primarily includes the legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) Other income (expense), net includes the settlement of the legal claim against Twist Bioscience Corporation.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	April 30, 2020	October 31, 2019
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,112	$3,202
Diagnostics and Genomics	2,515	2,620
Agilent CrossLab	1,343	1,331
Total segment assets	$6,970	$7,153

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the effect of the U.S. and other tariffs, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends and the potential or anticipated direct or indirect impact of COVID-19 on our business that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets.

Since we are considered an essential business, we remain open with our top priority during the COVID-19 pandemic being the health and safety of our employees, customers and community. At every stage of the pandemic, we have taken decisive and appropriate precautions, including a mandatory work from home policy for all employees with the exception of manufacturing, distribution, and certain laboratory environments, as well as bans on all non-essential travel and visitors into our facilities. At this time, our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. Over the last several years, we have refined our digital workplace strategy to focus on providing modern connectivity and collaboration tools to our employees. Our strategic technology investments have enabled us to meet remote working needs as this situation has escalated. We will continue to take proactive measures to ensure the health of our global employee base when we move towards the return-to-office phase of the pandemic response as well as the safety of all customer interactions. China is the first country where we have entered the first phase of our return-to-office transition.

At this time, the COVID-19 pandemic has not significantly impacted our manufacturing facilities or our third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers. We have increased our inventory levels and may increase them further to ensure we have the inventory on hand to meet our customer needs. We have seen a decrease in revenue recognition in the second quarter related to delays in installation primarily due to our inability to gain access to customer sites as a result of mitigation efforts to slow the spread of COVID-19. We have also seen disruptions or delays in shipments of certain materials or components of our products. As a result, we are working with our customers and suppliers to understand the existing and future negative impacts to our delivery and supply chain and take actions in an effort to mitigate such impacts.

The majority of the markets we serve, such as the pharmaceutical, biopharmaceutical, food, environmental and diagnostics and clinical markets, have continued to operate at various levels, and we are working closely with our customers to ensure their seamless operations. In the latter part of our second quarter, revenue from the academia and government markets was negatively affected by delays in installations due to laboratory closures in Europe and the Americas. The chemical and energy market has also been negatively impacted by the global slowdown in economic activity associated with measures put in place to slow the pandemic. From a customer-facing perspective, we are leveraging digital demand generation activities, including virtual demonstrations across all regions, remote instrument repairs, virtual sales seminars, online product training, and a rapid acceleration in one-on-one communications over emails, phone and video conferencing.

The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. We are taking a proactive approach to managing through this unpredictability and have implemented a series of cost saving actions that primarily include reductions in travel and non-essential spending.

Actual Results

Net revenue of $1,238 million and $2,595 million for the three and six months ended April 30, 2020 was relatively flat and increased 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed 3 percentage points and 4 percentage points in the three and six months ended April 30, 2020, respectively. Revenue generated by our life sciences and applied markets business for the three and six months ended April 30, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 7 percentage points to our life sciences and applied markets business revenue growth in both the three and six months ended April 30, 2020. Revenue generated by our diagnostics and genomics business for the three and six months ended April 30, 2020 increased 3 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and six months ended April 30, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year.

Net income for the three months ended April 30, 2020 was $101 million compared to net income of $182 million for the corresponding period last year. Net income for the six months ended April 30, 2020 was $298 million compared to net income of $686 million for the corresponding period last year. Net income for the six months ended April 30, 2019 was impacted by a discrete tax benefit of $299 million related to the extension of the company’s tax incentive in Singapore. In the six months ended April 30, 2020, cash provided by operations was $254 million which includes a one-time tax outflow of $226 million related to a transfer of intangibles compared to cash generated from operations of $465 million in the same period last year.

For the six months ended April 30, 2020 and 2019, cash dividends of $111 million and $104 million, respectively, were paid on the company's outstanding common stock.

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

During the three and six months ended April 30, 2020, we repurchased and retired approximately 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. During the three and six months ended April 30, 2019, we repurchased approximately 638,000 shares for $50 million and 1.766 million shares for $125 million, respectively, under this authorization. During the three and six months ended April 30, 2019 we retired approximately 629,000 shares for $49 million and 1.757 million shares for $124 million, respectively. As of April 30, 2020, we had remaining authorization to repurchase up to $841 million of our common stock under this program. On March 23, 2020, we suspended stock repurchases in light of the COVID-19 pandemic, and we have the ability to reinstate repurchases as circumstances warrant.

Looking forward, our top priority will always be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We remain open for business with the majority of our employees working from home and those employees that work at our manufacturing facilities adhering to the social distancing requirements. In addition, we remain focused on improving our customers’ experience, differentiating product solutions and productivity. We also continue to focus on meeting our customers’ needs as we support several aspects of the COVID-19 research and testing along with therapeutic and vaccine development. In the second quarter, we saw a rebound in China as the country began to re-open their economy. We expect to see volatility in the third quarter as more countries begin to manage both the re-opening of their economies and controlling the potential resurgence of COVID-19. We are actively managing our business to minimize the impact the COVID-19 pandemic may have on our business results.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the six months ended April 30, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of foreign currency exchange rate movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)
Net revenue:
Products	$923	$921	$1,946	$1,901	—%	2%
Services and other	315	317	649	621	—%	5%
Total net revenue	$1,238	$1,238	$2,595	$2,522	—%	3%

Net revenue of $1,238 million and $2,595 million for the three and six months ended April 30, 2020 was relatively flat and increased 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had a 2 percentage point and a 1 percentage point unfavorable impact on revenue, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 3 percentage point and 4 percentage points to our revenue growth in the three and six months ended April 30, 2020, respectively. In the three and six months ended April 30, 2020, net revenue was negatively impacted due to the COVID-19 pandemic. During the latter part of our second quarter, we experienced a decline in revenue due to restricted access to customer sites for installation, primarily in the Americas and Europe regions, as COVID-19 began to spread globally and countries began shelter-in-place measures. At the same time, we saw an increase in revenue in China as the country began to re-open which partially offset the declines we saw in the other parts of the world.

Revenue from products was flat and increased 2 percent for the three and six months ended April 30, 2020 when compared to the same period last year. For the three months ended April 30, 2020, revenue declined in most of our product lines as customers curtailed equipment spending except in our cell analysis business, automation products within our mass spectrometry business and our nucleic acid solutions business. The increase in the cell analysis business is primarily due to the contributions from our most recent acquisition and the recent demand for our products for use in the COVID-19 testing and vaccine research. For the six months ended April 30, 2020, the growth in product revenue was driven by increased sales within our cell analysis, biomolecular analysis and our nucleic acid solutions business.

Services and other revenue were flat and increased 5 percent for the three and six months ended April 30, 2020, respectively, when compared to the same periods last year. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and our life science and applied markets business. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three months ended April 30, 2020, the service revenue from the Agilent CrossLab business declined 2 percent with a 2 percentage point unfavorable currency impact on revenue when compared to the same period last year. This decline for the three months ended April 30, 2020 reflected the impact from temporary customer laboratory closures and other restrictions on access to laboratories due to the COVID-19 pandemic. For the six months ended April 30, 2020, the service revenue from the Agilent CrossLab Business increased 3 percent, with a 1 percentage point unfavorable currency impact when compared to the same period last year. This growth for the six months ended April 30, 2020 is reflective of the solid growth that the service business experienced before the COVID-19 pandemic, which was then followed by a deterioration in the business conditions across the Americas and Europe during the last six weeks of this period.

For the three and six months ended April 30, 2020, the service revenue from the diagnostics and genomics business increased 1 percent and 3 percent, respectively, when compared to the same periods last year. The increase in diagnostics and genomics service revenue in both periods was driven by growth in the pathology and companion diagnostics service businesses.

For the three and six months ended April 30, 2020, the service revenue from the life sciences and applied markets business increased 24 percent and 40 percent, respectively, when compared to the same periods last year. The increase in life sciences and applied markets service revenue is primarily due to the additional service revenue within the cell analysis business due to our recent acquisitions.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$526	$529	$1,164	$1,136	(1)%	2%
Diagnostics and genomics	263	254	512	489	3%	5%
Agilent CrossLab	449	455	919	897	(1)%	2%
Total net revenue	$1,238	$1,238	$2,595	$2,522	—	3%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2020, decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 7 percentage points to our revenue growth in both the three and six months ended April 30, 2020. For the three months ended April 30, 2020, revenue growth within the diagnostics and clinical and academia and government markets was strong which was more than offset by declines in chemical and energy and environmental and forensics markets when compared to the same period last year. For the six months ended April 30, 2020 revenue growth within the diagnostics and clinical and academia and government was strong with moderate revenue increase within the pharmaceutical markets. The increase in revenue was partially offset by declines in revenue within the chemical and energy, forensics and food markets. For the three and six months ended April 30, 2020, the increase in revenue within the academia and government was entirely due to the contributions from our most recent acquisition.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2020, increased 3 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2020, revenue growth within the diagnostics and clinical market and the pharmaceutical market continued to be strong led by our nucleic acid solutions, companion diagnostics and biomolecular analyses businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2020, decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year. For the three and six months ended April 30, 2020, revenue growth was strong within the pharmaceutical market which was more than offset and partially offset, respectively, by declines in the academia and government market.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Total gross margin	53.0%	54.1%	53.2%	54.6%	(1) ppt	(1) ppt
Research and development	$197	$99	$301	$201	99%	49%
Selling, general and administrative	$358	$354	$762	$709	1%	7%
Operating margin	8.2%	17.4%	12.2%	18.5%	(9) ppts	(6) ppts

Total gross margin for the three and six months ended April 30, 2020 decreased 1 percentage points in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2020 reflects impacts of pricing pressure, lower volume, higher intangible amortization expense, higher transformational initiative expenses and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by a more favorable product mix, lower variable pay and favorable currency impact.

Research and development expenses for the three and six months ended April 30, 2020 increased 99 percent and 49 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2020 increased primarily due to intangible and other asset impairments of $97 million related to the shut-down of our sequencer development program. The increase in both periods is also due to higher wages and additional expenses related to recent acquisitions partially offset by lower variable pay and favorable currency impact.

Selling, general and administrative expenses for the three and six months ended April 30, 2020 increased 1 percent and 7 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2020 was due to higher wages, higher intangible amortization expense, higher acquisition and integration costs and higher transformational initiative expenses which more than offset the impact of discretionary spending reductions, lower variable pay and favorable currency impact. The increase in selling, general and administrative expenses for the six months ended April 30, 2020 was due to higher wages, higher intangible amortization expense, higher acquisition and integration costs, higher transformational initiative expenses and higher legal costs in connection with our claim against Twist Bioscience Corporation.

Total operating margin for the three and six months ended April 30, 2020 decreased 9 percentage points and 6 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2020 was impacted by intangible and other asset impairments, higher wages, higher acquisition-related expenses, higher transformational initiative expenses and increased legal costs associated with our claim against Twist Bioscience Corporation.

At April 30, 2020, our headcount was approximately 16,370 as compared to approximately 15,550 at April 30, 2019.

Other income (expense), net

In the three and six months ended April 30, 2020, other income (expense), net, includes $22 million of income related to the settlement of our legal claim against Twist Bioscience Corporation. In the three and six months ended April 30, 2020, other income (expense), net also includes gains on the fair value of equity investments of approximately $11 million and $27 million, respectively.

In the three and six months ended April 30, 2020 and 2019 other income and expense, net includes income of $3 million and $6 million, respectively, in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three and six months ended April 30, 2020, the company's income tax expense was $20 million with an effective tax rate of 16.5 percent and $42 million with an effective tax rate of 12.4 percent, respectively. For the three months ended April 30, 2020, there were no significant discrete tax items. For the six months ended April 30, 2020, our effective tax rate and the resulting provision for income taxes were impacted by a discrete tax benefit of $14 million related to the excess tax benefits from stock-based compensation.

Our calculation of income tax expense for the three and six months ended April 30, 2020, is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak to the economic environment is uncertain and may change these forecasts, which could impact tax expense.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$526	$529	$1,164	$1,136	(1)%	2%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Overall, foreign currency movements for the three and six months ended April 30, 2020 had an unfavorable impact of 2 percentage points and 1 percentage point, respectively, on revenue when compared to the same periods last year. Revenue from our acquisitions in fiscal year 2019 contributed approximately 7 percentage points to our revenue growth in both the three and six months ended April 30, 2020.

Geographically, revenue increased 17 percent in the Americas with a 2 percentage point unfavorable currency impact, decreased 11 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended April 30, 2020 compared to the same period last year. Revenue increased 21 percent in the Americas with no currency impact, decreased 4 percent in Europe with a 2 percentage point unfavorable currency impact and decreased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the six months ended April 30, 2020 compared to the same period last year. Weaker sales across all products were partially offset by increased revenue in our cell analysis products from our most recent acquisition, primarily in the Americas, when compared to the same periods last year for both the three and six months ended April 30, 2020.

For the three months ended April 30, 2020, revenue growth by end markets were mixed with academia and government and diagnostics and clinical markets delivering strong growth; pharmaceutical, food and environmental markets delivered moderate growth which were more than offset by declines in chemical and energy and forensics markets. The growth in the diagnostics and clinical business was fueled by automation products within the mass spectrometry division. For the six months ended April 30, 2020 revenue results by end markets were mixed with academia and government and diagnostics and clinical markets delivering strong results; pharmaceutical and environmental markets delivered moderate results which were partially offset by chemical and energy, food and forensics markets. In both periods, revenue growth in the academia and government and pharmaceutical markets were entirely driven by strong performance of our cell analysis products from the Lionheart Technologies LLC ("BioTek") acquisition. The growth in the diagnostics and clinical business was due to the strength in liquid phase mass spectrometry products.

Looking forward, despite short term uncertainties and the adverse effects of the COVID-19 pandemic, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate growth from our new product introductions and recent acquisitions as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets in the long term.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	58.1%	60.6%	59.2%	61.4%	(3) ppts	(2) ppts
Research and development	$53	$54	$108	$110	(1)%	(2)%
Selling, general and administrative	$154	$159	$325	$321	(3)%	1%
Operating margin	18.7%	20.3%	22.0%	23.4%	(2) ppts	(1) ppt

Gross margin for products and services for the three and six months ended April 30, 2020, decreased 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2020 declined due to the increased impact of pricing pressures and lower volume partially offset by favorable currency impact.

Research and development expenses for the three and six months ended April 30, 2020, decreased 1 percent and 2 percent, respectively, when compared to the same periods last year. Research and development for the three and six months ended April 30, 2020 decreased due to cost saving actions and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages and benefits.

Selling, general and administrative expenses for the three and six months ended April 30, 2020, decreased 3 percent and increased 1 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2020 decreased due to lower variable pay, lower sales commissions, cost saving actions and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages and benefits. Selling, general and administrative expenses for the six months ended April 30, 2020 increased due to higher wages and benefits and additional expenses related to our recent acquisitions partially offset by cost saving actions and a favorable currency impact.

Operating margin for products and services for the three and six months ended April 30, 2020 decreased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2020 declined due to additional expenses related to our recent acquisitions and unfavorable margin due to pricing pressures.

Income from Operations

Income from operations for the three and six months ended April 30, 2020, decreased $9 million and decreased $10 million, respectively, on a corresponding revenue decrease of $3 million and revenue increase of $28 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$263	$254	$512	$489	3%	5%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2020 increased 3 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year.

Geographically, revenue increased 5 percent in the Americas with no currency impact, decreased 5 percent in Europe with a 2 percentage point unfavorable currency impact and increased 20 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended April 30, 2020 compared to the same period last year. For the three months ended April 30, 2020, the growth in Americas was driven by strong performance in the nucleic acid solutions and reagent partnership businesses. This was partly offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs, which also affected Europe negatively. Asia Pacific growth was driven by the pathology and biomolecular analysis businesses. Revenue increased 7 percent in the Americas with no currency impact, decreased 2 percent in Europe with a 2 percentage point unfavorable currency impact and increased 16 percent in Asia Pacific with no currency impact for the six months ended April 30, 2020 compared to the same period last year. The growth in Americas was driven by strong performance in the nucleic acid solutions, reagent partnership and companion diagnostics businesses. This was partly offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs, which also affected Europe negatively. Asia Pacific growth was driven by the pathology and biomolecular analysis businesses.

For the three and six months ended April 30, 2020, revenue growth in the diagnostics and genomics business was led by strong revenue performance in our nucleic acid solutions, companion diagnostics and biomolecular analyses businesses. This was partly offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs. The diagnostics and clinical research end markets remain strong long-term and growing driven by an aging population and lifestyle developments such as poor diet and physical inactivity.

Looking forward, although we see short-term impacts to routine and cancer testing due to COVID-19, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	55.1%	54.8%	53.4%	54.5%	—	(1) ppt
Research and development	$30	$29	$62	$60	2%	2%
Selling, general and administrative	$58	$61	$121	$124	(5)%	(2)%
Operating margin	21.6%	19.3%	17.7%	16.8%	2 ppts	1 ppt

Gross margin for products and services for the three and six months ended April 30, 2020, was relatively flat and decreased 1 percentage point, respectively, when compared to the same periods last year. Gross margin in the three and six months ended April 30, 2020 was impacted by higher fixed costs related to the new manufacturing facility in Frederick, Colorado and benefited from lower period costs.

Research and development expenses for the three and six months ended April 30, 2020, increased 2 percent in both periods when compared to the same periods last year. Research and development for the three and six months ended April 30, 2020 increased due to higher spending for the development of clinical applications and solutions and higher wages and benefits.

Selling, general and administrative expenses for the three and six months ended April 30, 2020, decreased 5 percent and 2 percent, respectively, when compared to the same periods last year. Selling general and administrative expenses for the three and six months ended April 30, 2020 decreased due to cost saving actions partially offset by higher wages and benefits.

Operating margin for products and services for the three and six months ended April 30, 2020 increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. The increase in operating margin for the three and six months ended April 30, 2020 came from the improved revenue growth in combination with cost saving actions.

Income from Operations

Income from operations for the three and six months ended April 30, 2020 increased $8 million and $9 million, respectively, on a corresponding revenue increase of $9 million and $23 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$449	$455	$919	$897	(1)%	2%

Agilent CrossLab business revenue for the three and six months ended April 30, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2020 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year.

Geographically, revenue decreased 3 percent in the Americas with no currency impact, decreased 2 percent in Europe with a 3 percentage point unfavorable currency impact and increased 1 percent in Asia Pacific with a 3 percentage point unfavorable currency impact for the three months ended April 30, 2020 compared to the same period last year. During the three months ended April 30, 2020, revenue declined due to non-contracted services and other parts of the consumable portfolio which were hampered by the COVID-19 pandemic in the Americas, Europe and most of Asia Pacific. The decline was partially offset by revenue growth from contracted services and the performance chemistries portfolio. Revenue increased 1 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 1 percent in Europe with a 2 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the six months ended April 30, 2020 compared to the same period last year. During the six months ended April 30, 2020, revenue growth was driven mainly by the contracted services and consumable sales in China.

For the three and six months ended April 30, 2020, the Agilent CrossLab business saw the strongest growth coming from the pharmaceutical market, and with the temporary closure of many research laboratories due to COVID-19, a notable decline in the academia and government market.

Looking forward, the Agilent CrossLab portfolio of products and services capabilities are well positioned to succeed in our key end markets. With less predictable access to customer sites during the global COVID-19 pandemic, the business is taking advantage of digital and remote capabilities to offer services and consumables to customers. Despite the current COVID-19 impact, we remain optimistic about the long-term growth opportunities. Geographically, the business is well diversified across all regions to take advantage of local market opportunities as they reopen to commerce.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	52.5%	51.3%	52.2%	51.3%	1 ppt	1 ppt
Research and development	$14	$14	$29	$29	—	—
Selling, general and administrative	$100	$105	$209	$212	(5)%	(1)%
Operating margin	27.2%	25.2%	26.3%	24.5%	2 ppts	2 ppts

Gross margin for products and services for the three and six months ended April 30, 2020 increased 1 percentage point in both periods when compared to the same periods last year. Gross margin in the three months ended April 30, 2020 benefited from lower service delivery costs, improved pricing in certain key categories and a favorable product mix in the consumables business. Gross margin in the six months ended April 30, 2020 benefited from higher sales volume and lower service delivery costs.

Research and development expenses for the three and six months ended April 30, 2020 was relatively flat in both periods when compared to the same periods last year. Research and development for the three and six months ended April 30, 2020 was impacted by higher wages, offset by lower variable pay and cost saving actions.

Selling, general and administrative expenses for the three and six months ended April 30, 2020 decreased 5 percent and 1 percent, respectively, when compared to the same periods last year. The decrease for the three months ended April 30, 2020 was primarily due to savings from lower variable pay, lower sales commissions and cost saving actions, which all helped to offset the impact from higher wages. The decrease for the six months ended April 30, 2020 was primarily due to savings from lower variable pay and cost saving actions, which helped to offset the impact from higher wages.

Operating margin for products and services for the three and six months ended April 30, 2020 increased 2 percentage points in both periods when compared to the same periods last year. The increase for the three months ended April 30, 2020 was primarily due to savings from lower variable pay, lower sales commissions and cost saving actions, as well as favorable gains from currency hedging contracts. The increase for the six months ended April 30, 2020 was primarily due to savings from lower variable pay and cost saving actions, as well as the impact from higher sales volume.

Income from Operations

Income from operations for the three and six months ended April 30, 2020 increased $7 million and $21 million, respectively, on a corresponding revenue decrease of $6 million and revenue increase of $22 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations. Our sources and uses of cash were not materially impacted by COVID-19 to date. We have not identified any material liquidity concerns as a result of the COVID-19 pandemic. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results.

Economic stimulus legislation was passed in many countries in response to COVID-19. In March in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. We are currently analyzing the impact of the CARES Act and other government benefits outside the U.S. to our condensed consolidated financial statements and related disclosures.
Our financial position as of April 30, 2020 consisted of cash and cash equivalents of $1,324 million as compared to $1,382 million as of October 31, 2019.

As of April 30, 2020, $1,020 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $254 million for the six months ended April 30, 2020 compared to cash inflow of $465 million for the same period in 2019. In the six months ended April 30, 2020 and 2019, we paid approximately $79 million under our variable and incentive pay programs in both periods. Net cash paid for income taxes in 2020 was approximately $286 million which included a one-time payment of $226 million related to the transfer of intellectual property compared to income taxes paid of $104 million in the prior year. For the six months ended April 30, 2020, deferred tax cash outflows were $3 million compared to cash outflows of $272 million in the prior year. Deferred tax outflows in 2019 included $266 million related to the extension of the company's tax incentive in Singapore. For the six months ended April 30, 2020, there was an unrealized gain on the fair value of an equity investment of $27 million. For the six months ended April 30, 2020, there was an asset impairment charge of $99 million related to the closure of a business in our diagnostics and genomics group. For the six months ended April 30, 2020, other assets and liabilities had cash outflow of $204 million compared to cash outflow of $46 million for the same period in 2019. Cash outflow in the six months ended April 30, 2020 was largely the result of increased income tax payments, interest payments on senior notes and changes in non-U.S. transaction tax receivables and deferred revenue. Cash outflow for the six months ended April 30, 2019 in other assets and liabilities was related to income tax payments and interest payments on senior notes.

In the six months ended April 30, 2020, accounts receivable provided cash of $25 million compared to cash used of $17 million for the same period in 2019.  Days’ sales outstanding as of April 30, 2020 and 2019 was 64 days and 59 days, respectively. Cash used for inventory was $85 million for the six months ended April 30, 2020 compared to cash used of $21 million for the same period in 2019. Inventory days on-hand was 116 days as of April 30, 2020 compared to 104 days as of April 30, 2019. In the six months ended April 30, 2020, we increased our inventory levels and may increase them further to ensure we have the inventory on hand to meet our customer needs in response to the COVID-19 pandemic. The change in the employee compensation and benefits liability was $50 million primarily due to the reduction of the variable pay liability for the six months ended April 30, 2020 compared to $13 million for the same period in 2019.

We contributed approximately $19 million and $11 million to our defined benefit plans in the six months ended April 30, 2020 and 2019, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $16 million to our defined benefit plans during the remainder of 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $88 million for the six months ended April 30, 2020 as compared to net cash used in investing activities of $346 million in the same period of 2019. Investments in property, plant and equipment were $67 million for the six months ended April 30, 2020 compared to $78 million in the same period of 2019. We expect that total capital expenditures for the current year will be approximately $124 million. Cash used to purchase fair value investments for the six months ended April 30, 2020 and in the same period of 2019 was $18 million. In the six months ended April 30, 2019, we invested $248 million in our acquisition of ACEA.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2020 was $217 million compared to net cash used in financing activities of $214 million for the same period of 2019.

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

During the three and six months ended April 30, 2020, we repurchased and retired approximately 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. During the three and six months ended April 30, 2019, we repurchased approximately 638,000 shares for $50 million and 1.766 million shares for $125 million, respectively, under this authorization. During the three and six months ended April 30, 2019 we retired approximately 629,000 shares for $49 million and 1.757 million shares for $124 million, respectively. As of April 30, 2020, we had remaining authorization to repurchase up to $841 million of our common stock under this program. On March 23, 2020, we suspended stock repurchases in light of the COVID-19 pandemic and we have the ability to reinstate repurchases as circumstances warrant.

Dividends

During the six months ended April 30, 2020 and 2019, we paid cash dividends of $0.360 per common share or $111 million, and $0.328 per common share or $104 million, respectively, on the company's common stock.

On May 20, 2020, our board of directors declared a quarterly dividend of $0.18 per share of common stock or approximately $56 million which will be paid on July 22, 2020 to all shareholders of record at close of business on June 30, 2020. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

Credit Facilities. On March 13, 2019, Agilent entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. During the six months ended April 30, 2020, we borrowed $798 million and repaid $713 million under the credit facility. As of April 30, 2020, the company had borrowings of $200 million outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2020. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which is outstanding at April 30, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of April 30, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days.

Commercial Paper

In May 2020, the company established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes.

Long-Term Debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2020 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Other

There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 to our contractual commitments in the first six months of fiscal 2020. We have contractual commitments for non-cancelable operating leases see Note 9, "Leases" for more information. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2020 and October 31, 2019 include $334 million and $328 million, respectively, related to long-term income tax liabilities. Of these amounts, $205 million and $199 million related to uncertain tax positions of continuing operations as of April 30, 2020 and October 31, 2019, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $129 million in other long-term liabilities relates to the one-time transition tax payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities and equity denominated in currencies other than the functional currency of our subsidiaries. We hedge future cash flows denominated in currencies other than the functional currency using sales forecasts up to twelve months in advance. Our exposure to exchange rate risks is mainly managed on an enterprise-wide basis. This strategy utilizes derivative financial instruments, including option and forward contracts, to hedge certain foreign currency exposures with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. We may also hedge equity balances denominated in foreign currency on a long-term basis. We do not currently and do not intend to utilize derivative financial instruments for speculative trading purposes. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the cost of the transaction.

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 51 percent and 50 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2020 and 2019, respectively. The overall unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 1 percentage point in the six months ended April 30, 2020. We calculate the impact of foreign currency exchange rates movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2020, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A.  RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

The global spread of COVID-19 is having, and will continue to have, an adverse impact on our operations, sales and delivery and supply chains.  Many countries including the United States have implemented measures such as quarantine, shelter-in-place, curfew, travel restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures, we have experienced, and will continue to experience, significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures have caused delays in installations and significantly impacted our ability to service our customers on site. If the COVID-19 pandemic continues, we will continue to experience a decline in sales activities and customer orders, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve.  In addition to existing travel restrictions, countries may continue to close borders, impose prolonged quarantines or other government orders, and further restrict travel, which would significantly impact our ability to support our sites and service customers in those locations.  The COVID-19 pandemic has also impacted our supply chain as we have experienced disruptions or delays in shipments of certain materials or components of our products. If the pandemic continues or there is another outbreak, our manufacturing facilities, our distribution centers where inventory is managed and the operations of our logistics and other service providers may be significantly impacted. Accordingly, COVID-19 has negatively affected our revenue growth. Given the rapid and evolving nature of the virus, it is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time.

Additionally, the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets, which may result in a prolonged economic downturn. A disruption of global financial markets may reduce our ability to incur debt or access capital and increase the cost of doing so.  There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may continue to impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the six months ended April 30, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•
changes in diplomatic and trade relationships, such as the United Kingdom's exit from the European Union and the increased uncertainty around its implementation caused by COVID-19, as well as, new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;

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

Our strategic initiatives to adjust our cost structure could have long-term adverse effects on our business, and we may not realize the operational or financial benefits from such actions.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Acquired businesses may also expose us to new risks and new markets and we may have difficulty addressing these risks in a cost effective and timely manner. Transactions such as acquisitions have resulted, and may in the future result in, unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment.

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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions, and related shareholder lawsuits could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.

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

If we are unable to successfully manage the consolidation and streamlining of our manufacturing operations, we may not achieve desired efficiencies, and our ability to deliver products to our customers could be disrupted.

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

As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. If one or more of the third-party package delivery providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, our costs could increase and the delivery of our products could be prevented or delayed. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenue and unexecuted efficiencies and impact our results of operations and our stock price.

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

Third parties may infringe our intellectual property, and we may suffer competitive injury or expend significant resources enforcing our rights.

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

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of April 30, 2020, the company had $200 million borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek and is outstanding as of April 30, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of April 30, 2020. We also currently have outstanding an aggregate principal amount of $1.8 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. For example, in the first quarter of fiscal year 2020, the outbreak of COVID-19 in China led to an extension of the Lunar New Year holiday, which impacted our business and results, reduced the number of selling days and otherwise impacted our supply chain. As described above, the COVID-19 outbreak that has spread globally continued to impact our business operations, supply chain and financial results in the second quarter of fiscal year 2020 and could have a material adverse effect on our business and results of operations. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of April 30, 2020, we had cash and cash equivalents of approximately $1.3 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
February 1, 2020 through February 29, 2020	651,968	$80.72	651,968	$914
March 1, 2020 through March 31, 2020	1,010,952	$72.55	1,010,952	$841
April 1, 2020 through April 30, 2020	—	$—	—	$841
Total	1,662,920	$75.75	1,662,920	$841

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of April 30, 2020, all repurchased shares to date have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan

10.2	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell *

10.3
Amendment No. 3 to Credit Agreement dated as of April 17, 2020, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2020 **

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
** Previously filed.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 29, 2020	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 29, 2020	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)