Form 10-Q
period 2020-07-31
AGILENT TECHNOLOGIES, INC.
filed 2020-09-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of August 26, 2020, the registrant had 308,309,635 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I	— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net revenue:
Products	$932	$949	$2,878	$2,850
Services and other	329	325	978	946
Total net revenue	1,261	1,274	3,856	3,796
Costs and expenses:
Cost of products	422	411	1,293	1,225
Cost of services and other	170	171	514	503
Total costs	592	582	1,807	1,728
Research and development	92	101	393	302
Selling, general and administrative	347	366	1,109	1,075
Total costs and expenses	1,031	1,049	3,309	3,105
Income from operations	230	225	547	691
Interest income	1	10	7	30
Interest expense	(19)	(18)	(59)	(53)
Other income (expense), net	7	5	64	20
Income before taxes	219	222	559	688
Provision (benefit) for income taxes	20	31	62	(189)
Net income	$199	$191	$497	$877

Net income per share:
Basic	$0.64	$0.61	$1.61	$2.78
Diluted	$0.64	$0.60	$1.59	$2.74

Weighted average shares used in computing net income per share:
Basic	309	312	309	316
Diluted	312	316	312	320

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Net income	$199	$191	$497	$877
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(2), $1, $(2) and $0	(7)	3	(4)	2
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $(1), $0 and $(2)	(1)	—	(2)	(4)
Foreign currency translation, net of tax expense (benefit) of $0, $(1), $0 and $(10)	60	(12)	20	1
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $5, $9 and $11	10	5	28	17
Change in net prior service benefit, net of tax expense (benefit) of $(1), $0, $(1) and $(1)	—	(2)	(4)	(5)
Other comprehensive income (loss)	62	(6)	38	11
Total comprehensive income	$261	$185	$535	$888

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,358	$1,382
Accounts receivable, net	930	930
Inventory	746	679
Other current assets	211	198
Total current assets	3,245	3,189
Property, plant and equipment, net	846	850
Goodwill	3,606	3,593
Other intangible assets, net	876	1,107
Long-term investments	148	102
Other assets	825	611
Total assets	$9,546	$9,452
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$311	$354
Employee compensation and benefits	306	334
Deferred revenue	397	336
Short-term debt	40	616
Other accrued liabilities	260	440
Total current liabilities	1,314	2,080
Long-term debt	2,283	1,791
Retirement and post-retirement benefits	355	360
Other long-term liabilities	613	473
Total liabilities	4,565	4,704
Commitments and contingencies (Note 14)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 309 million shares at July 31, 2020 and 309 million shares at October 31, 2019 issued and outstanding	3	3
Additional paid-in-capital	5,324	5,277
Retained earnings (accumulated deficit)	130	(18)
Accumulated other comprehensive loss	(476)	(514)
Total stockholders' equity	4,981	4,748
Total liabilities and equity	$9,546	$9,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2020	2019
Net income	$497	$877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232	162
Share-based compensation	63	57
Deferred taxes	(1)	(267)
Excess and obsolete inventory related charges	18	12
Unrealized gain on equity securities	(26)	(1)
Asset impairment charges	99	—
Other non-cash expense, net	6	5
Changes in assets and liabilities:
Accounts receivable	1	(58)
Inventory	(86)	(31)
Accounts payable	(35)	—
Employee compensation and benefits	(32)	(35)
Other assets and liabilities	(192)	(14)
Net cash provided by operating activities	544	707

Cash flows from investing activities:
Investments in property, plant and equipment	(92)	(125)
Proceeds from sale of property, plant and equipment	1	—
Payment to acquire fair value investments	(20)	(21)
Payment in exchange for convertible note	(9)	(2)
Payment to acquire intangible assets	—	(1)
Acquisitions of businesses and intangible assets, net of cash acquired	—	(248)
Net cash used in investing activities	(120)	(397)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	56	52
Payment of taxes related to net share settlement of equity awards	(34)	(15)
Payment of dividends	(167)	(155)
Purchase of non-controlling interest	—	(4)
Issuance of senior notes	499	—
Debt issuance costs	(4)	—
Proceeds from revolving credit facility	798	—
Repayment of debt and revolving credit facility	(1,413)	—
Proceeds from commercial paper	240	—
Repayment of commercial paper	(200)	—
Repayment of finance lease	(4)	—
Treasury stock repurchases	(219)	(674)
Net cash used in financing activities	(448)	(796)

Effect of exchange rate movements	—	3

Net decrease in cash, cash equivalents and restricted cash	(24)	(483)

Cash, cash equivalents and restricted cash at beginning of period	1,388	2,254
Cash, cash equivalents and restricted cash at end of period	$1,364	$1,771

Supplemental cash flow information:
Income tax paid, net	$325	$108
Interest payments	$53	$61
Non-cash changes in investments in property, plant and equipment - increase (decrease)	$(8)	$(26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of April 30, 2020	308,443	$3	$5,288	—	$—	$15	$(538)	$4,768	$—	$4,768
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	199	—	199	—	199
Other comprehensive income	—	—	—	—	—	—	62	62	—	62
Total comprehensive income								261		261
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(56)	—	(56)	—	(56)
Share-based awards issued, net of tax of $1	497	—	22	—	—	—	—	22	—	22
Repurchase of common stock	—	—	—	(362)	(33)	—	—	(33)	—	(33)
Retirement of treasury stock	(362)	—	(5)	362	33	(28)	—	—	—	—
Share-based compensation	—	—	19	—	—	—	—	19	—	19
Balance as of July 31, 2020	308,578	$3	$5,324	—	$—	$130	$(476)	$4,981	$—	$4,981

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2019	309,071	$3	$5,277	—	$—	$(18)	$(514)	$4,748	$—	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	497	—	497	—	497
Other comprehensive income	—	—	—	—	—	—	38	38	—	38
Total comprehensive income								535		535
Cash dividends declared ($0.54 per common share)	—	—	—	—	—	(167)	—	(167)	—	(167)
Share-based awards issued, net of tax of $34	2,258	—	21	—	—	—	—	21	—	21
Repurchase of common stock	—	—	—	(2,751)	(219)	—	—	(219)	—	(219)
Retirement of treasury stock	(2,751)	—	(37)	2,751	219	(182)	—	—	—	—
Share-based compensation	—	—	63	—	—	—	—	63	—	63
Balance as of July 31, 2020	308,578	$3	$5,324	—	$—	$130	$(476)	$4,981	$—	$4,981

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of April 30, 2019	317,285	$3	$5,343	(9)	$(1)	$178	$(398)	$5,125	$—	$5,125
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	191	—	191	—	191
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)	—	(6)
Total comprehensive income								185		185
Cash dividends declared ($0.164 per common share)	—	—	—	—	—	(51)	—	(51)	—	(51)
Share-based awards issued, net of tax of $1	325	—	19	—	—	—	—	19	—	19
Repurchase of common stock	—	—	—	(8,004)	(549)	—	—	(549)	—	(549)
Retirement of treasury stock	(8,013)	—	(110)	8,013	550	(440)	—	—	—	—
Share-based compensation	—	—	18	—	—	—	—	18	—	18
Balance as of July 31, 2019	309,597	$3	$5,270	—	$—	$(122)	$(404)	$4,747	$—	$4,747

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2019	Number of Shares	Par Value	Additional Paid-in Capital	Number of Shares	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
Balance as of October 31, 2018	317,715	$3	$5,308	—	$—	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	—	—	33	$(7)	26	—	26
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	877	—	877	—	877
Other comprehensive income	—	—	—	—	—	—	11	11	—	11
Total comprehensive income								888		888
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(4)	(4)
Cash dividends declared ($0.492 per common share)	—	—	—	—	—	(155)	—	(155)	—	(155)
Share-based awards issued, net of tax of $15	1,652	—	37	—	—	—	—	37	—	37
Repurchase of common stock	—	—	—	(9,770)	(674)	—	—	(674)	—	(674)
Retirement of treasury stock	(9,770)	—	(133)	9,770	674	(541)	—	—	—	—
Share-based compensation	—	—	58	—	—	—	—	58	—	58
Balance as of July 31, 2019	309,597	$3	$5,270	—	$—	$(122)	$(404)	$4,747	$—	$4,747
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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2020 and 2019 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2019 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2020 and October 31, 2019, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2020 and 2019, condensed consolidated statement of operations for the three and nine months ended July 31, 2020 and 2019, condensed consolidated statement of cash flows for the nine months ended July 31, 2020 and 2019 and condensed consolidated statement of equity for the three and nine months ended July 31, 2020 and 2019.

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

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As a result, hospitals and testing laboratories have halted certain elective medical procedures, which had an adverse effect on our customers' business. In the third quarter, revenue from the academia and government markets improved sequentially but continues to be negatively affected by delays in installations due to continued laboratory closures in the Americas and, to a lesser extent, in Europe. Revenue from the chemical and energy markets has also been negatively impacted by the global slowdown in economic activity associated with measures put in place to slow the pandemic. Revenue from the diagnostics and clinical markets declined due to continued reduction in demand for non-COVID testing, although we did see some gradual improvement within the third quarter. The revenue decline was also due to limited access to customer laboratories in the genomics research markets. The COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that could disrupt our business.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2020 and October 31, 2019, there were no VIE's required to be consolidated in the company’s consolidated financial statements because we do not have a controlling financial interest in any of the VIE’s that we have invested in nor are we the primary beneficiary. We account for these investments under either the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2020 and October 31, 2019, the total carrying value of investments and loans in privately held companies considered as VIE’s was $65 million and $29 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy, exceeds the carrying value by approximately $197 million and $62 million as of July 31, 2020 and October 31, 2019, respectively. The change in the fair value over carrying value in the nine months ended July 31, 2020 is primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 11, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	July 31,	October 31
	2020	2019
	(in millions)
Cash and cash equivalents	$1,358	$1,382
Restricted cash included in other assets	6	6
Total cash, cash equivalents and restricted cash	$1,364	$1,388

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

 2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

There were no changes to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 except for the following:

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. This guidance eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. The new guidance is effective for us beginning November 1, 2021, and for interim periods within that year. Early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements and disclosures.
In January 2020, accounting guidance was issued that clarifies the accounting guidance for equity method investments, joint ventures, and derivatives and hedging. The guidance clarifies the interaction between different sections of the accounting guidance that could be applicable and helps clarify which guidance should be applied in certain situations which should increase relevance and comparability of financial statement information. This guidance is effective for us beginning November 1, 2021, and for interim periods within that year. Early adoption is permitted. We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements and disclosures.

In March 2020, the FASB issued an update for facilitation of the effects of reference rate reform on financial reporting.  This new update provides the guidance needed to ease the process of migrating away from London Inter-bank Offered Rate ("LIBOR") and other interbank offered rates to new reference rates. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this guidance on our condensed consolidated financial statements and disclosures.

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
On November 1, 2019, we adopted the new accounting guidance using the modified retrospective method, by applying the transition approach, for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning November 1, 2019 are presented under the new accounting standard, while prior period amounts have not been restated. The standard had a significant impact on the opening condensed consolidated balance sheet as of November 1, 2019, but did not have a significant impact on the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended July 31, 2020 when compared to the same period in 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of the new accounting standard, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the ROU assets and lease liabilities.

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

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

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

The BioTek acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded by Agilent at their estimated fair values. Agilent determined the estimated fair values with the assistance of appraisals or valuations performed by third-party specialists, discounted cash flow analyses, and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BioTek’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

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

The primary in-process research and development project acquired relates to a next version of a product which was subsequently released to customers in 2020.

Acquisition and integration costs directly related to the BioTek acquisition totaled $3 million and $9 million for the three and nine months ended July 31, 2020, respectively, and were recorded in selling, general and administrative expenses.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences (“ACEA”), a developer of cell analysis tools, for $250 million. The financial results of ACEA have been included in our financial results from the acquisition date.

The following represents the unaudited proforma operating results as if BioTek and ACEA had been included in the company's condensed consolidated statements of operations as of the beginning of fiscal 2018 (in millions, except per share amounts):

	Three Months Ended July 31,	Nine Months Ended July 31,
	2019	2019
Net revenue	$1,319	$3,930
Net income	$174	$816
Net income per share — basic	$0.56	$2.58
Net income per share — diluted	$0.55	$2.55

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

The unaudited proforma financial information for the three and nine months ended July 31, 2019 combines the historical results of Agilent (which includes ACEA after the acquisition date), the first two weeks of fiscal year 2019 for ACEA, and BioTek for the three and nine months ended July 31, 2019.

4. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2020				2019
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$174	$156	$121	$451	$160	$167	$138	$465
Europe	111	127	84	322	118	130	91	339
Asia Pacific	272	180	36	488	266	170	34	470
Total	$557	$463	$241	$1,261	$544	$467	$263	$1,274

	Nine Months Ended July 31,
	2020				2019
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$553	$484	$365	$1,402	$473	$491	$367	$1,331
Europe	389	391	268	1,048	407	390	279	1,076
Asia Pacific	779	507	120	1,406	800	483	106	1,389
Total	$1,721	$1,382	$753	$3,856	$1,680	$1,364	$752	$3,796

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$440	$416	$1,263	$1,178
Chemical and Energy	260	291	839	899
Diagnostics and Clinical	178	198	572	578
Food	123	116	367	359
Academia and Government	119	103	375	333
Environmental and Forensics	141	150	440	449
Total	$1,261	$1,274	$3,856	$3,796

Revenue by Type
Instrumentation	$526	$505	$1,610	$1,563
Non-instrumentation and other	735	769	2,246	2,233
Total	$1,261	$1,274	$3,856	$3,796

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of July 31, 2020 and October 31, 2019 were $150 million and $110 million, respectively. The increase in unbilled receivables during the nine months ended July 31, 2020 is a result of recognition of revenue upon the transfer of the control to the customer.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2020:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2019	$386
Net revenue deferred in the period	331
Revenue recognized that was included in the contract liability balance at the beginning of the period	(273)
Change in deferrals from customer cash advances, net of revenue recognized	3
Currency translation and other adjustments	4
Ending balance as of July 31, 2020	$451

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the nine months ended July 31, 2019 revenue recognized that was included in the contract liability balance at October 31, 2018 was $230 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2020 and are included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2020, was $217 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Cost of products and services	$5	$4	$16	$13
Research and development	2	2	7	6
Selling, general and administrative	12	12	41	39
Total share-based compensation expense	$19	$18	$64	$58

At July 31, 2020 and October 31, 2019, there was no share-based compensation capitalized within inventory.

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
LTPP:
Volatility of Agilent shares	23%	22%	23%	22%
Volatility of selected peer-company shares	15%-44%	15%-66%	15%-44%	15%-66%
Pair-wise correlation with selected peers	29%	30%	29%	30%

Post-vest holding restriction discount for all executive awards	5.3%	5.0%	5.3%	5.0%

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

All awards granted to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employees were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulation model and an expected dividend yield to compute the discount.

6.     INCOME TAXES

For the three and nine months ended July 31, 2020, the company's income tax expense was $20 million with an effective tax rate of 9.1 percent and $62 million with an effective tax rate of 11.1 percent, respectively. For the three and nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of the U.S. statute of limitations in July 2020 for fiscal year 2016, which resulted in the recognition of previously unrecognized tax benefits of $16 million. For the nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $15 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2020 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

In the U.S., tax years remain open back to the year 2017 for federal income tax purposes and the year 2015 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2009.

It is reasonably possible there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits. The company will continue to assess the impact of further guidance from federal and state tax authorities on its business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

7. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Numerator:
Net income	$199	$191	$497	$877
Denominator:
Basic weighted-average shares	309	312	309	316
Potential common shares— stock options and other employee stock plans	3	4	3	4
Diluted weighted-average shares	312	316	312	320

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

For the three and nine months ended July 31, 2020 and 2019, the impact of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share was not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. INVENTORY

	July 31, 2020	October 31, 2019
	(in millions)
Finished goods	$436	$416
Purchased parts and fabricated assemblies	310	263
Inventory	$746	$679

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
Prior to the adoption of the new lease accounting standard, future minimum lease payments as of October 31, 2019 and previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under non- cancelable leases with initial terms exceeding twelve months were as follows:

Operating Leases
(in millions)
2020	$52
2021	41
2022	29
2023	21
2024	14
Thereafter	56
Total future minimum lease payments	$213

The components of lease cost for operating leases were as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2020
	(in millions)

Operating lease cost	$14	$45
Short-term lease cost	—	1
Variable lease cost (a)	4	11
Sublease income	(4)	(11)
Total lease cost	$14	$46
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
July 31, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$44
Non-cash right of use assets obtained in exchange for operating lease obligations	$31

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Line Item	July 31, 2020
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$183

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$52
Long-Term
Operating lease liabilities	Other long-term liabilities	$133

Weighted average remaining lease term in years
Operating leases		7.9 years
Weighted average discount rate
Operating leases		2.0%

Future minimum rents payable as of July 31, 2020 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the condensed consolidated balance sheet as follows:

Operating Leases
(in millions)
Remainder of 2020	$15
2021	52
2022	39
2023	26
2024	15
2025	9
Thereafter	48
Total undiscounted future minimum lease payments	$204
Less: amount of lease payments representing interest	(19)
Present value of future minimum lease payments	$185
Less: current liabilities	(52)
Long-term lease liabilities	$133

As of July 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Revenue allocated to the lease income for both finance/sales-type lease and operating lease rental arrangements represents less than one percent of total net revenue in the three and nine months ended July 31, 2020.

As of July 31, 2020, the original cost and net book value of operating leased assets was $46 million and $13 million, respectively. As of July 31, 2020, lease receivables related to sales-type leases were $41 million.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2020:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2019	$1,438	$1,594	$561	$3,593
Foreign currency translation impact	5	6	2	13
Goodwill as of July 31, 2020	$1,443	$1,600	$563	$3,606

The components of other intangible assets as of July 31, 2020 and October 31, 2019 are shown in the table below:

	Purchased Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2019
Purchased technology	$1,413	$763	$650
Backlog	5	5	—
Trademark/Tradename	196	102	94
Customer relationships	329	87	242
Third-party technology and licenses	28	22	6
Total amortizable intangible assets	1,971	979	992
In-Process R&D	115	—	115
Total	$2,086	$979	$1,107
As of July 31, 2020
Purchased technology	$1,419	$839	$580
Trademark/Tradename	196	113	83
Customer relationships	330	142	188
Third-party technology and licenses	28	24	4
Total amortizable intangible assets	1,973	1,118	855
In-Process R&D	21	—	21
Total	$1,994	$1,118	$876

During the nine months ended July 31, 2020, there were no additions to goodwill and there were no additions to other intangible assets. During the nine months ended July 31, 2020, other intangible assets decreased $1 million due to the impact of foreign currency translation.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2020, we did not identify any triggering events or circumstances, including events due to COVID-19, which would indicate an impairment of goodwill. During the nine months ended July 31, 2020, we recorded an impairment of in-process research and development of $90 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. There were no indicators of impairments of indefinite-lived intangible assets or goodwill during the three and nine months ended July 31, 2019, respectively.

Amortization expense of intangible assets was $45 million and $140 million for the three and nine months ended July 31, 2020, respectively. Amortization expense of intangible assets was $27 million and $82 million for the three and nine months ended July 31, 2019, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2020 and for each of the five succeeding fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2020	$45
2021	$172
2022	$150
2023	$107
2024	$86
2025	$68
Thereafter	$227

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2020 were as follows:

		Fair Value Measurement at July 31, 2020 Using
	July 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$715	$715	$—	$—
Derivative instruments (foreign exchange contracts)	13	—	13	—
Long-term
Trading securities	29	29	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$782	$744	$38	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$22	$—	$22	$—
Long-term
Deferred compensation liability	29	—	29	—
Total liabilities measured at fair value	$51	$—	$51	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 were as follows:

		Fair Value Measurement at October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$784	$784	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$851	$814	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$36	$—	$36	$—

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

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended July 31, 2020, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2020 long-lived assets held and used with a carrying amount of $98 million were written down to fair value of zero, resulting in an impairment of $98 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. For the three and nine months ended July 31, 2019, there were no impairments of long-lived assets held and used. For the three and nine months ended July 31, 2020 and 2019, there were no impairments of long-lived assets held for sale.

For the three and nine months ended July 31, 2020 and 2019, there were no impairments of non-marketable securities. For the three months ended July 31, 2020 and 2019, a net unrealized loss of $1 million and zero, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. For the nine months ended July 31, 2020 and 2019, a net unrealized gain of $26 million and $1 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of July 31, 2020 and October 31, 2019, the carrying amount of non-marketable equity securities without readily determinable fair values was $94 million and $47 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2020, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense) in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense) in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

months ended July 31, 2020 and 2019, ineffectiveness and gains and losses recognized in other income (expense) due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 10, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012, and we recognized a deferred gain in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at July 31, 2020 was $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2020 was $6 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2020 was $5 million.

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

As of July 31, 2020, we have 3 open forward contracts to sell euros to buy USD maturing in the fourth quarter, and these are designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euro functional currency. In the three and nine months ended July 31, 2020, the change in fair value of the net investment hedge resulted in a net loss of $7 million and $6 million, respectively, recognized in accumulated other comprehensive income. For the three and nine months ended July 31, 2020, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2020, was $11 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2020.

There were 261 foreign exchange forward contracts open as of July 31, 2020 and designated as cash flow hedges. There were 191 foreign exchange forward contracts open as of July 31, 2020 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of July 31, 2020 and designated as a net investment hedge. The aggregated notional amounts by currency and designation as of July 31, 2020 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(48)	$(90)	$107
British Pound	(44)	—	6
Canadian Dollar	(40)	—	30
Japanese Yen	(88)	—	12
Korean Won	(60)	—	(37)
Singapore Dollar	15	—	20
Chinese Yuan Renminbi	(77)	—	(64)
Swedish Krona	—	—	(9)
Taiwan Dollar	—	—	(10)
Indian Rupee	—	—	(9)
Other	4	—	4
Totals	$(338)	$(90)	$50

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of July 31, 2020 and October 31, 2019 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2020	October 31, 2019	Balance Sheet Location	July 31, 2020	October 31, 2019
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$1	$3	Other accrued liabilities	$10	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$5	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$12	$9	Other accrued liabilities	$7	$4
Total derivatives	$13	$12		$22	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effect of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$(9)	$4	$(6)	$2
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1)	$—
Gain reclassified from accumulated other comprehensive loss into cost of sales	$1	$1	$3	$6
Gain (loss) on time value of forward contracts recorded in cost of sales	$—	$(1)	$2	$1

Net Investment Hedges
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive loss	$(7)	$—	$(6)	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$9	$—	$6	$(2)

At July 31, 2020, the estimated amount of existing net loss that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $5 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

13. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and nine months ended July 31, 2020 and 2019, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$6	$1	$—
Interest cost on benefit obligation	4	5	2	3	—	1
Expected return on plan assets	(7)	(7)	(11)	(11)	(2)	(1)
Amortization:
Actuarial losses	—	—	12	9	1	1
Prior service credits	—	—	—	—	(1)	(2)
Total net plan costs (benefits)	$(3)	$(2)	$9	$7	$(1)	$(1)

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost—benefits earned during the period	$—	$—	$18	$16	$1	$—
Interest cost on benefit obligation	12	15	6	9	2	2
Expected return on plan assets	(22)	(21)	(35)	(33)	(5)	(3)
Amortization:
Actuarial losses	2	—	36	27	3	3
Prior service credits	—	—	—	—	(5)	(6)
Total net plan costs (benefits)	$(8)	$(6)	$25	$19	$(4)	$(4)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2020, respectively. We contributed $9 million and $28 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2020, respectively.

We made no contributions to our U.S. defined benefit plans during the three and nine months ended July 31, 2019, respectively. We contributed $5 million and $16 million to our non-U.S. defined benefit plans during the three and nine months ended July 31, 2019, respectively.

We do not expect to contribute to our U.S. defined benefit plans during the remainder of 2020 and we expect to contribute $9 million to our non-U.S. defined benefit plans during the remainder of 2020.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2020	2019
	(in millions)
Beginning balance as of November 1,	$32	$35
Accruals for warranties including change in estimate	36	40
Settlements made during the period	(37)	(43)
Ending balance as of July 31,	$31	$32

Accruals for warranties due within one year	$31	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $41 million as of July 31, 2020 and $40 million as of October 31, 2019. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

15. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. During the nine months ended July 31, 2020, we borrowed $798 million and repaid $913 million under the credit facility. As of July 31, 2020, we had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of July 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of July 31, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2020.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of July 31, 2020, borrowings outstanding under our U.S. commercial paper program had a weighted average annual interest rate of 0.23 percent and a weighted average remaining maturity of approximately 3 days. We had borrowings of $40 million outstanding under the U.S. commercial paper program as of July 31, 2020.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2020	October 31, 2019
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$399	$399
2023 Senior Notes	598	597
2026 Senior Notes	298	298
2029 Senior Notes	493	492
2030 Senior Notes	495	—
Total	$2,283	$1,786

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commence on December 4, 2020.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. Other than the issuance of the 2030 senior notes there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2020 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

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

During the three months ended July 31, 2020, we resumed stock repurchases after suspending them on March 23, 2020. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33 million and 2.8 million shares for $219 million, respectively, under this authorization. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2020, we had remaining authorization to repurchase up to $808 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2020, we paid cash dividends of $0.18 per common share or $56 million and $0.540 per common share or $167 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2019, we paid cash dividends of $0.164 per common share or $51 million and $0.492 per common share or $155 million, respectively, on the company's common stock.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2020	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2020	$(244)	$127	$(419)	$(2)	$(538)

Other comprehensive income (loss) before reclassifications	60	—	—	(9)	51

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	14	(1)	12

Tax (expense) benefit	—	1	(4)	2	(1)

Other comprehensive income (loss)	60	—	10	(8)	62

As of July 31, 2020	$(184)	$127	$(409)	$(10)	$(476)

Nine Months Ended July 31, 2020

As of October 31, 2019	$(204)	$131	$(437)	$(4)	$(514)

Other comprehensive income (loss) before reclassifications	20	—	(5)	(6)	9

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(5)	42	(2)	35

Tax (expense) benefit	—	1	(9)	2	(6)

Other comprehensive income (loss)	20	(4)	28	(6)	38

As of July 31, 2020	$(184)	$127	$(409)	$(10)	$(476)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2020 and 2019 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019

Unrealized gain on derivatives	$1	$1	$3	$6	Cost of products
	—	—	(1)	—	Interest expense
	1	1	2	6	Total before income tax
	—	(1)	—	(2)	Provision for income tax
	1	—	2	4	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(14)	(10)	(42)	(30)
Prior service benefit	1	2	5	6
	(13)	(8)	(37)	(24)	Total before income tax
	3	5	11	10	Benefit for income tax
	(10)	(3)	(26)	(14)	Total net of income tax

Total reclassifications for the period	$(9)	$(3)	$(24)	$(10)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding transformational initiatives, acquisition and integration costs, investment gains and losses, interest income, interest expense, acquisition and integration costs, non-cash amortization, impairment of acquisition-related intangibles and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$557	$544	$1,721	$1,680
Diagnostics and Genomics	241	263	753	752
Agilent CrossLab	463	467	1,382	1,364
Total net revenue	$1,261	$1,274	$3,856	$3,796

Segment Income From Operations:
Life Sciences and Applied Markets	$126	$118	$382	$384
Diagnostics and Genomics	41	50	132	132
Agilent CrossLab	132	122	373	342
Total segment income from operations	$299	$290	$887	$858

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in millions)
Total segment income from operations	$299	$290	$887	$858
Transformational initiatives	(13)	(11)	(41)	(25)
Amortization of intangible assets related to business combinations	(45)	(25)	(139)	(79)
Acquisition and integration costs	(9)	(12)	(33)	(32)
Asset impairment	—	—	(99)	—
Acceleration of share-based compensation expense	(1)	—	(1)	—
NASD site costs	—	(6)	—	(12)
Special compliance costs	—	(1)	—	(2)
Other(1)	(1)	(10)	(27)	(17)
Interest income	1	10	7	30
Interest expense	(19)	(18)	(59)	(53)
Other income (expense), net (2)	7	5	64	20
Income before taxes, as reported	$219	$222	$559	$688

(1) The other category primarily includes the legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) Other income (expense), net for the nine months ended July 31, 2020 includes the settlement of the legal claim against
Twist Bioscience Corporation.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	July 31, 2020	October 31, 2019
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,121	$3,202
Diagnostics and Genomics	2,518	2,620
Agilent CrossLab	1,361	1,331
Total segment assets	$7,000	$7,153

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets we sell into, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends and the potential or anticipated direct or indirect impact of COVID-19 on our business that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

As an essential business throughout the COVID-19 pandemic, we have remained open with our top priority being the health and safety of our employees, customers and community. At every stage of the pandemic, we continue to take decisive and appropriate precautions, including a mandatory work from home policy for all employees with the exception of manufacturing, distribution, and certain laboratory environments, as well as restrictions on all non-essential travel and visitors into our facilities. At this time, our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. Over the last several years, we have refined our digital workplace strategy to focus on providing modern connectivity and collaboration tools to our employees. Our strategic technology investments have enabled us to meet remote working needs as this situation has escalated. We have continued to take proactive measures to ensure the health and safety of our global employee base by designing a multi-phase return-to-office process for the safe return of our employees to our sites. We have developed and implemented rigorous return-to-office protocols to promote a safe work environment in all locations for employees who have been working on-site throughout the pandemic and for employees who will be returning in the future, as well as, for the safety of all customer and vendor interactions.

At this time, the COVID-19 pandemic has not significantly impacted our manufacturing facilities or third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers. We have seen disruptions or delays in shipments of certain materials or components of our products. As a result, we are working with our customers and suppliers to understand the existing and future negative impacts to our delivery and supply chain and take actions in an effort to mitigate such impacts. Despite the challenges in the current economic environment due to the COVID-19 pandemic, we have seen a lower than expected decrease in revenue recognition in the third quarter due primarily to the improvements in routine testing and laboratory access for installation and service in China and in part to COVID-19 related revenue which contributed approximately 2 percentage points.

The majority of the markets we serve, such as the pharmaceutical, biopharmaceutical, food, environmental and diagnostics and clinical markets, have continued to operate at various levels, and we are working closely with our customers to ensure their seamless operations. In the third quarter, revenue from the academia and government markets improved sequentially but continues to be negatively affected by delays in installations due to continued laboratory closures in the Americas and, to a lesser extent, in Europe. Revenue from the chemical and energy markets has also been negatively impacted by the global slowdown in economic activity associated with measures put in place to slow the pandemic. Revenue from the diagnostics and clinical markets declined due to continued reduction in demand for non-COVID testing although we did see some gradual improvement within the third quarter. The revenue decline was also due to limited access to customer laboratories in the genomics research markets. From a customer-facing perspective, we continue leveraging digital demand generation activities, including virtual demonstrations across all regions, remote instrument repairs, virtual sales seminars, online product training, and a rapid acceleration in one-on-one communications over emails, phone and video conferencing.

The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. We are taking a proactive approach to managing through this unpredictability and have implemented a series of cost saving actions that primarily include reductions in travel and non-essential spending.

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commence on December 4, 2020.

Actual Results

Net revenue of $1,261 million and $3,856 million for the three and nine months ended July 31, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point for both periods when compared to the same periods last year. Revenue from our most recent acquisition contributed 3 percentage points in both the three and nine months ended July 31, 2020. Revenue generated by our life sciences and applied markets business increased 2 percent for both the three and nine months ended July 31, 2020 when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 8 percentage points to our life sciences and applied markets business revenue growth in both the three and nine months ended July 31, 2020. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2020 decreased 8 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had no impact on revenue and had an overall unfavorable 1 percentage point impact, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2020 decreased 1 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 2 percentage points when compared to the same periods last year.

Net income for the three months ended July 31, 2020 was $199 million compared to net income of $191 million for the corresponding period last year. Net income for the nine months ended July 31, 2020 was $497 million compared to net income of $877 million for the corresponding period last year. Net income for the nine months ended July 31, 2019 was impacted by a discrete tax benefit of $299 million related to the extension of the company’s tax incentive in Singapore. In the nine months ended July 31, 2020, cash provided by operations was $544 million which includes a one-time tax outflow of $226 million related to a transfer of intangibles compared to cash generated from operations of $707 million in the same period last year.

For the nine months ended July 31, 2020 and 2019, we paid cash dividends on the company's outstanding common stock of $167 million and $155 million, respectively.

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

During the three months ended July 31, 2020, we resumed stock repurchases after suspending them on March 23, 2020. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33 million and 2.8 million shares for $219 million, respectively, under this authorization. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2020, we had remaining authorization to repurchase up to $808 million of our common stock under this program.

Looking forward, our top priority has been and will always be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We remain open for business with the majority of our employees still working from home and those employees that work at our manufacturing facilities adhering to rigorous health and safety protocols. In addition, we remain focused on improving our customers’ experience, differentiating product solutions and productivity. We also continue to focus on meeting our customers’ needs as we support several aspects of the COVID-19 research and testing along with therapeutic and vaccine development. In the third quarter, we saw a rebound in China as the country continued to re-open their economy. In the fourth quarter, we expect the gradual improvement in business results to continue across all regions. However, the pace and the extent of the recovery depend in part on the rate at which medical providers resume patient care and testing that is not COVID- 19 related and the timing of when research performed by laboratories and other institutions return to normal levels, which remain uncertain.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of foreign currency exchange rate movements by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)
Net revenue:
Products	$932	$949	$2,878	$2,850	(2)%	1%
Services and other	329	325	978	946	1%	3%
Total net revenue	$1,261	$1,274	$3,856	$3,796	(1)%	2%

Net revenue of $1,261 million and $3,856 million for the three and nine months ended July 31, 2020 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2020 had a 1 percentage point unfavorable impact on revenue when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 3 percentage points to our revenue growth in both the three and nine months ended July 31, 2020. In the three and nine months ended July 31, 2020, net revenue was negatively impacted due to the COVID-19 pandemic. We experienced a decline in revenue due to continued limited access to customer sites for installation, primarily in the Americas and European regions, due to COVID-19. At the same time, we saw an increase in revenue in China primarily due to improvements in routine testing and laboratory access for installation and service.

Revenue from products decreased 2 percent and increased 1 percent for the three and nine months ended July 31, 2020 when compared to the same periods last year. For the three and nine months ended July 31, 2020, revenue declined in most of our product lines as customers curtailed equipment spending except in our cell analysis business, automation products within our mass spectrometry business and our nucleic acid solutions business. The increase in the cell analysis business is primarily due to the contributions from our most recent acquisition. The increase was also due to the recent demand for our products for use in COVID-19 testing and vaccine research.

Services and other revenue increased 1 percent and 3 percent for the three and nine months ended July 31, 2020, respectively, when compared to the same periods last year. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and our life science and applied markets businesses. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three months ended July 31, 2020, the service revenue from the Agilent CrossLab business was flat when compared to the same period last year, with a 2 percentage point unfavorable currency impact. Service revenue for the three months ended July 31, 2020 reflected the resilience of the service business (especially in Asia) despite the headwinds of the COVID-19 pandemic limiting lab access and customer capacity. For the nine months ended July 31, 2020, the service revenue from the Agilent CrossLab business increased 2 percent when compared to the same period last year, with a 2 percentage point unfavorable currency impact. This growth for the nine months ended July 31, 2020 is reflective of the solid growth that the overall service business experienced before the COVID-19 pandemic and the strength and predictability of the contracted service business during the pandemic.

For the three months ended July 31, 2020, the service revenue from the diagnostics and genomics business decreased by 5 percent, when compared to the same period last year. The decrease in service revenue was driven by a decrease in the genomics service business and was partly offset by strong growth in the pathology service business. For the nine months ended July 31, 2020, the service revenue from the diagnostics and genomics business remained flat, when compared to the same period last year. Service revenue was driven by an increase in the pathology and companion diagnostics service businesses which was offset by a decline in the genomics service business.

For the three and nine months ended July 31, 2020, the service revenue from the life sciences and applied markets business increased 27 percent and 36 percent, respectively, when compared to the same periods last year. The increase in life sciences and applied markets service revenue is due to the additional service revenue within the cell analysis business due to our recent acquisitions.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$557	$544	$1,721	$1,680	2%	2%
Diagnostics and genomics	241	263	753	752	(8)%	—
Agilent CrossLab	463	467	1,382	1,364	(1)%	1%
Total net revenue	$1,261	$1,274	$3,856	$3,796	(1)%	2%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2020, increased 2 percent in both periods when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our most recent acquisition contributed approximately 8 percentage points to our revenue growth in both the three and nine months ended July 31, 2020. For the three months ended July 31, 2020, revenue growth within the academia and government markets was strong with moderate growth from the pharmaceutical and food markets which was partially offset by significant declines in chemical and energy and moderate declines in environmental and forensics markets when compared to the same period last year. For the nine months ended July 31, 2020 revenue growth within the academia and government markets was strong with moderate revenue increase within the pharmaceutical and the diagnostics and clinical markets. The increase in revenue was partially offset by declines in revenue within the chemical and energy and forensics markets. For the three and nine months ended July 31, 2020, the increase in revenue within the academia and government markets was entirely due to the contributions from our most recent acquisition.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2020, decreased 8 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had no overall impact on revenue and had an overall unfavorable impact on revenue of 1 percentage point, respectively, when compared to the same periods last year. For the three months ended July 31, 2020 within the diagnostics and clinical markets, revenue significantly declined in our pathology and diagnostics and genomics businesses which was partially offset by strong revenue growth in our nucleic acid solutions business. For the nine months ended July 31, 2020 within the diagnostics and clinical market, revenue significantly declined in our pathology and diagnostics and genomics businesses which was fully offset by strong revenue growth in our nucleic acid solutions business.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2020, decreased 1 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year. For the three months ended July 31, 2020, revenue declines in the academia and government and chemical and energy markets were partially offset by strong revenue growth within the pharmaceutical market and moderate growth in the food market. For the nine months ended July 31, 2020, revenue growth was strong within the pharmaceutical and food markets which was partially offset by declines in the chemical and energy and academia and government markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Total gross margin	53.1%	54.3%	53.1%	54.5%	(1) ppt	(1) ppt
Research and development	$92	$101	$393	$302	(10)%	30%
Selling, general and administrative	$347	$366	$1,109	$1,075	(5)%	3%
Operating margin	18.2%	17.6%	14.2%	18.2%	1 ppt	(4) ppts
Income from operations	$230	$225	$547	$691	2%	(21)%

Total gross margin for both the three and nine months ended July 31, 2020 decreased 1 percentage point when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2020 declined due to the impacts of pricing pressure, unfavorable product mix, higher intangible amortization expense, higher wages and variable pay, unfavorable currency impact and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by lower period and travel costs.

Research and development expenses for the three and nine months ended July 31, 2020 decreased 10 percent and increased 30 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2020 decreased 10 percent primarily due to the shut-down of our sequencer development program and the impact of discretionary spending reductions including lower travel costs which was partially offset by higher wages and variable pay and additional expenses related to recent acquisitions. Research and development expenses for the nine months ended July 31, 2020 increased primarily due to intangible and other asset impairments of $97 million related to the shut-down of our sequencer development program. The increase is also due to higher wages and additional expenses related to recent acquisitions partially offset by the impact of discretionary spending reductions including lower travel costs, lower variable pay and favorable currency impact.

Selling, general and administrative expenses for the three and nine months ended July 31, 2020 decreased 5 percent and increased 3 percent, respectively, when compared to the same periods last year. The decrease in selling, general and administrative expenses for the three months ended July 31, 2020 was due to the impact of discretionary spending reductions including lower travel costs and lower acquisition and integration costs which was partially offset by higher wages and variable pay, higher intangible amortization expense, and higher transformational initiative expenses. The increase in selling, general and administrative expenses for the nine months ended July 31, 2020 was due to higher wages, higher intangible amortization expense, higher transformational initiative expenses and higher legal costs in connection with our claim against Twist Bioscience Corporation which was partially offset by the impact of discretionary spending reductions including lower travel costs, lower variable pay and favorable currency impact.

Total operating margin for the three and nine months ended July 31, 2020 increased 1 percentage point and decreased 4 percentage points, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2020 increased due to the impact of discretionary spending reductions including lower travel costs which was partially offset by higher wages and variable pay and higher intangible amortization expense. Operating margin for the nine months ended July 31, 2020 declined due to intangible and other asset impairments, higher wages, higher intangible amortization expense, higher transformational initiative expenses and increased legal costs associated with our claim against Twist Bioscience Corporation.

Income from operations for the three and nine months ended July 31, 2020 increased $5 million or 2 percent and decreased $144 million or 21 percent, respectively, on a corresponding revenue decrease of $13 million and revenue increase of $60 million, respectively.

At July 31, 2020, our headcount was approximately 16,300 as compared to approximately 15,700 at July 31, 2019.

Other income (expense), net

In the three and nine months ended July 31, 2020 and 2019 other income and expense, net includes income of $3 million and $9 million, respectively, in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the nine months ended July 31, 2020, other income (expense), net includes net gains on the fair value of equity investments of approximately $26 million and income of $22 million related to the settlement of our legal claim against Twist Bioscience Corporation.

Income Taxes

For the three and nine months ended July 31, 2020, the company's income tax expense was $20 million with an effective tax rate of 9.1 percent and $62 million with an effective tax rate of 11.1 percent, respectively. For the three and nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of the U.S. statute of limitations in July 2020 for fiscal year 2016, which resulted in the recognition of previously unrecognized tax benefits of $16 million. For the nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $15 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2020 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

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

In the U.S., tax years remain open back to the year 2017 for federal income tax purposes and the year 2015 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2009.

It is reasonably possible there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits. The company will continue to assess the impact of further guidance from federal and state tax authorities on its business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$557	$544	$1,721	$1,680	2%	2%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2020 increased 2 percent in both periods when compared to the same periods last year. Overall, foreign currency movements for the three and nine months ended July 31, 2020 had an unfavorable impact on revenue of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue from our acquisitions in fiscal year 2019 contributed approximately 8 percentage points to our revenue growth in both the three and nine months ended July 31, 2020.

Geographically, revenue increased 8 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 6 percent in Europe with a 1 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended July 31, 2020 compared to the same period last year. Revenue increased 16 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 4 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 2 percent in Asia Pacific with no currency impact for the nine months ended July 31, 2020 compared to the same period last year. For both the three and nine months ended July 31, 2020, revenue increases in our liquid chromatography mass spectrometry and cell analysis products from our most recent acquisition, primarily in the Americas, were partially offset by weaker sales across our other product lines when compared to the same periods last year.

For the three months ended July 31, 2020, revenue growth by end markets was mixed with academia and government markets delivering strong growth and pharmaceutical and food markets delivering moderate growth which was partially offset by significant declines in chemical and energy, diagnostics and clinical, environmental and forensics markets. For the nine months ended July 31, 2020, revenue growth by end markets was mixed with academia and government and diagnostics and clinical markets delivering strong growth and the pharmaceutical market delivering moderate growth which was partially offset by chemical and energy and forensics markets. In both periods, despite unfavorable impact from COVID-19, revenue growth in the academia and government and pharmaceutical and diagnostics and clinical markets was primarily driven by strong performance of our cell analysis products from the Lionheart Technologies LLC ("BioTek") acquisition. The growth in the diagnostics and clinical business was also due to the strength in liquid phase mass spectrometry products.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	59.3%	60.5%	59.3%	61.1%	(1) ppt	(2) ppts
Research and development	$53	$52	$161	$162	1%	(1)%
Selling, general and administrative	$152	$159	$477	$480	(4)%	(1)%
Operating margin	22.6%	21.7%	22.2%	22.9%	1 ppt	(1) ppt
Income from operations	$126	$118	$382	$384	7%	(1)%

Gross margin for products and services for the three and nine months ended July 31, 2020, decreased 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2020 declined due to the increased impact of pricing pressures, unfavorable product mix and unfavorable currency impact.

Research and development expenses for the three and nine months ended July 31, 2020, increased 1 percent and decreased 1 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2020 increased due to additional expenses related to our recent acquisitions as well as higher wages and variable pay partially offset by the impact of discretionary spending reductions including lower travel costs and favorable currency impact.
Research and development expenses for the nine months ended July 31, 2020 decreased due to the impact of discretionary spending reductions including lower travel costs, lower variable pay and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages.

Selling, general and administrative expenses for the three and nine months ended July 31, 2020, decreased 4 percent and 1 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2020 decreased due to lower sales commissions, the impact of discretionary spending reductions including lower travel costs and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages and variable pay. Selling, general and administrative expenses for the nine months ended July 31, 2020 decreased due to lower sales commissions, the impact of discretionary spending reductions including lower travel costs, lower variable pay and favorable currency impact partially offset by additional expenses related to our recent acquisitions as well as higher wages.

Operating margin for products and services for the three and nine months ended July 31, 2020 increased 1 percentage point and decreased 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2020 increased due to lower selling, general and administrative expenses partially offset by higher research and development expenses and unfavorable gross margin due to pricing pressures and product mix. Operating margin for the nine months ended July 31, 2020 declined due to additional expenses related to our recent acquisitions and unfavorable margin due to pricing pressures.

Income from operations for the three and nine months ended July 31, 2020, increased $8 million or 7 percent and decreased $2 million or 1 percent, respectively, on a corresponding revenue increase of $13 million and $41 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$241	$263	$753	$752	(8)%	—

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2020 decreased 8 percent and was flat, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had no impact on revenue and had an overall unfavorable impact of 1 percentage point, respectively, when compared to the same periods last year.

Geographically, revenue decreased 13 percent in the Americas with no currency impact, decreased 7 percent in Europe with a 1 percentage point unfavorable currency impact and increased 7 percent in Asia Pacific with no currency impact for the three months ended July 31, 2020 compared to the same period last year. For the three months ended July 31, 2020, Americas saw ongoing strong performance in the nucleic acid solutions business. This was more than offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs. In Europe, where we also faced the aforementioned COVID-19 headwinds, the negative impact was partly offset by a strong performance in the biomolecular analysis, companion diagnostics and reagent partnership businesses. The Asia Pacific growth was driven by the pathology and biomolecular analysis businesses. Revenue decreased 1 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 4 percent in Europe with a 2 percentage point unfavorable currency impact and increased 13 percent in Asia Pacific with no currency impact for the nine months ended July 31, 2020 compared to the same period last year. The decline in the Americas was due to COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs, which also affected Europe negatively. In the Americas, this was partially offset by strong performance in the nucleic acid solutions, reagent partnership and companion diagnostics businesses. Asia Pacific growth was driven by the pathology and biomolecular analysis businesses.

For the three months ended July 31, 2020, revenue performance in the diagnostics and genomics business was led by strong revenue growth in the nucleic acid solutions and reagent partnership businesses. This was more than offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs. For the nine months ended July 31, 2020, revenue performance in the diagnostics and genomics business was led by strong revenue growth in the nucleic acid solutions, companion diagnostics and biomolecular analyses businesses. This was fully offset by a COVID-19 related significant reduction in routine and cancer testing, as well as the closure of most academic and research labs. The diagnostics and clinical research end markets remain strong long-term and growing driven by an aging population and lifestyle developments such as poor diet and physical inactivity.

Looking forward, although we see short-term impacts to routine and cancer testing due to COVID-19, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications, and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened and planned extension of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	49.8%	55.7%	52.3%	54.9%	(6) ppts	(3) ppts
Research and development	$24	$33	$86	$93	(26)%	(8)%
Selling, general and administrative	$55	$64	$176	$188	(15)%	(6)%
Operating margin	17.2%	19.1%	17.5%	17.6%	(2) ppts	—
Income from operations	$41	$50	$132	$132	(18)%	—

Gross margin for products and services for the three and nine months ended July 31, 2020, decreased 6 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Gross margin in the three and nine months ended July 31, 2020 was impacted by unfavorable product mix and higher fixed costs related to the new manufacturing facility in Frederick, Colorado and benefited from lower period and travel costs.

Research and development expenses for the three and nine months ended July 31, 2020, decreased 26 percent and 8 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2020 decreased due to the shut-down of our sequencer development program.

Selling, general and administrative expenses for the three and nine months ended July 31, 2020, decreased 15 percent and 6 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2020 decreased due to the impact of discretionary spending reductions including travel costs partly offset by an increase in wages and variable pay. Selling, general and administrative expenses for the nine months ended July 31, 2020 decreased due to the impact of discretionary spending reductions including travel costs and lower variable pay, partly offset by an increase in wages.

Operating margin for products and services for the three and nine months ended July 31, 2020 decreased 2 percentage points and was flat, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2020 was negatively impacted by the COVID-19 driven revenue decline in the genomics and pathology businesses.

Income from operations for the three and nine months ended July 31, 2020 decreased $9 million or 18 percent and was flat, respectively, on a corresponding revenue decrease of $22 million and an increase of $1 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
	(in millions)

Net revenue	$463	$467	$1,382	$1,364	(1)%	1%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2020 decreased 1 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 2 percentage points in both periods when compared to the same periods last year.

Geographically, revenue decreased 7 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 2 percent in Europe with a 1 percentage point unfavorable currency impact and increased 7 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended July 31, 2020 compared to the same period last year. During the three months ended July 31, 2020, revenues in the Americas from consumables, on-demand services and parts were heavily impacted by the COVID-19 pandemic in the first two months of the quarter. That decline was partially offset by revenue growth from contracted services in all regions and consumable sales in China. Revenue decreased 2 percent in the Americas with a 1 percentage point unfavorable currency impact, was flat in Europe with a 2 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the nine months ended July 31, 2020 compared to the same period last year. During the nine months ended July 31, 2020, revenue growth was driven mainly by contracted services in all regions and consumables sales in China.

For the three and nine months ended July 31, 2020, the Agilent CrossLab business saw the strongest growth coming from the pharmaceutical and food markets. The temporary closure of many research laboratories due to COVID-19 has led to a notable decline in the academia and government market. Demand from customers in the chemical and energy markets remains weak, stemming from low consumption of their products in the transportation and industrial sectors.

Looking forward, the Agilent CrossLab portfolio of products and services capabilities is well positioned to succeed in our key end markets. With less predictable access to customer sites during the global COVID-19 pandemic, the business is taking advantage of digital and remote capabilities to offer services and consumables to customers. Despite the current COVID-19 impact, we remain confident about the long-term growth opportunities as customer feedback remains very positive on the value Agilent CrossLab brings to customer labs. Geographically, the business is well diversified across all regions to take advantage of local market opportunities as they reopen to commerce.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2020	2019	2020	2019	Months	Months
(in millions, except margin data)
Gross margin	52.6%	52.1%	52.3%	51.6%	1 ppt	1 ppt
Research and development	$14	$15	$43	$44	(5)%	(1)%
Selling, general and administrative	$98	$106	$307	$318	(8)%	(3)%
Operating margin	28.4%	26.2%	27.0%	25.1%	2 ppts	2 ppts
Income from operations	$132	$122	$373	$342	8%	9%

Gross margin for products and services for the three and nine months ended July 31, 2020 increased 1 percentage point in both periods when compared to the same periods last year. The increase in both periods was primarily due to lower service delivery costs which includes travel, parts and labor and due to improved productivity in consumables manufacturing.

Research and development expenses for the three and nine months ended July 31, 2020 decreased 5 percent and 1 percent, respectively, when compared to the same periods last year. The decrease for the three months ended July 31, 2020 was driven by lower headcount and the impact of discretionary spending reductions including lower travel costs which was partially offset by higher wages and variable pay. The decrease for the nine months ended July 31, 2020 was driven by the impact of discretionary spending reductions including lower travel costs and lower variable pay that were partially offset by higher wages.

Selling, general and administrative expenses for the three and nine months ended July 31, 2020 decreased 8 percent and 3 percent, respectively, when compared to the same periods last year. The decrease for the three months ended July 31, 2020 was primarily due to lower selling costs, the impact of discretionary spending reductions including lower travel costs and favorable currency impact which was partially offset by higher wages and variable pay. The decrease for the nine months ended July 31, 2020 was primarily due to lower selling costs, lower variable pay, favorable currency impact and the impact of discretionary spending reductions including lower travel costs which was partially offset by higher wages.

Operating margin for products and services for the three and nine months ended July 31, 2020 increased 2 percentage points in both periods when compared to the same periods last year. The increase for both periods was primarily due to lower service delivery costs, lower selling costs and the impact of discretionary spending reductions including travel costs across the business.

Income from Operations

Income from operations for the three and nine months ended July 31, 2020 increased $10 million or 8 percent and $31 million or 9 percent, respectively, on a corresponding revenue decrease of $4 million and revenue increase of $18 million, respectively.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. As of July 31, 2020, the CARES Act and other government benefits outside the U.S. did not have a material impact on our condensed consolidated financial statements and related disclosures.
Our financial position as of July 31, 2020 consisted of cash and cash equivalents of $1,358 million as compared to $1,382 million as of October 31, 2019.

As of July 31, 2020, $1,285 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $544 million for the nine months ended July 31, 2020 compared to cash inflow of $707 million for the same period in 2019. In the nine months ended July 31, 2020 and 2019, we paid approximately $79 million and $118 million, respectively, under our variable and incentive pay programs. Net cash paid for income taxes in the nine months ended July 31, 2020 was approximately $325 million which included a one-time payment of $226 million related to the transfer of intellectual property compared to income taxes paid of $108 million in the prior year. For the nine months ended July 31, 2020, deferred tax cash outflows were $1 million compared to cash outflows of $267 million in the prior year. Deferred tax outflows in 2019 included $266 million related to the extension of the company's tax incentive in Singapore. For the nine months ended July 31, 2020, there was a net unrealized gain on the fair value of an equity investment of $26 million. For the nine months ended July 31, 2020, there was an asset impairment charge of $99 million related to the closure of a business in our diagnostics and genomics group. For the nine months ended July 31, 2020, other assets and liabilities had cash outflow of $192 million compared to cash outflow of $14 million for the same period in 2019. Cash outflow in the nine months ended July 31, 2020 was largely the result of increased income tax payments, increased interest payments on senior notes and changes in deferred revenue.

Cash outflow for the nine months ended July 31, 2019 in other assets and liabilities was related to income tax payments and interest payments on senior notes.

In the nine months ended July 31, 2020, accounts receivable provided cash of $1 million compared to cash used of $58 million for the same period in 2019.  Days’ sales outstanding as of July 31, 2020 and 2019 was 66 days and 60 days, respectively. Cash used for inventory was $86 million for the nine months ended July 31, 2020 compared to cash used of $31 million for the same period in 2019. Inventory days on-hand was 113 days as of July 31, 2020 compared to 102 days as of July 31, 2019. In the nine months ended July 31, 2020, we increased our inventory levels to meet our customer needs in response to the COVID-19 pandemic. In the nine months ended July 31, 2020, accounts payable used cash of $35 million compared to cash used of less than $1 million for the same period in 2019.

We contributed approximately $28 million and $16 million to our defined benefit plans in the nine months ended July 31, 2020 and 2019, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $9 million to our defined benefit plans during the remainder of 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $120 million for the nine months ended July 31, 2020 as compared to net cash used in investing activities of $397 million in the same period of 2019. Investments in property, plant and equipment were $92 million for the nine months ended July 31, 2020 compared to $125 million in the same period of 2019. We expect that total capital expenditures for the current year will be approximately $120 million. Cash used to purchase fair value investments for the nine months ended July 31, 2020 was $20 million and in the same period of 2019 was $21 million. In the nine months ended July 31, 2019, we invested $248 million in our acquisition of ACEA.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2020 was $448 million compared to net cash used in financing activities of $796 million for the same period of 2019.

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

During the three months ended July 31, 2020, we resumed stock repurchases after suspending them on March 23, 2020. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33 million and 2.8 million shares for $219 million, respectively, under this authorization. During the three and nine months ended July 31, 2019, we repurchased and retired approximately 8.0 million shares for $549 million and 9.8 million shares for $674 million, respectively, under this authorization. As of July 31, 2020, we had remaining authorization to repurchase up to $808 million of our common stock under this program.

Dividends

During the nine months ended July 31, 2020 and 2019, we paid cash dividends of $0.540 per common share or $167 million, and $0.492 per common share or $155 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. During the nine months ended July 31, 2020, we borrowed $798 million and repaid $913 million under the credit facility. As of July 31, 2020, we had no borrowings outstanding under the credit facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2020. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of July 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of July 31, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of July 31, 2020, borrowings outstanding under our U.S. commercial paper program had a weighted average annual interest rate of 0.23 percent and a weighted average remaining maturity of approximately 3 days. We had borrowings of $40 million outstanding under the U.S. commercial paper program as of July 31, 2020.

Long-Term Debt

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commence on December 4, 2020.

Other than the issuance of the 2030 senior notes, there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2020 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Other

There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 to our contractual commitments in the first nine months of fiscal 2020. We have contractual commitments for non-cancelable operating leases. See Note 9, "Leases" for more information. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2020 and October 31, 2019 include $321 million and $328 million, respectively, related to long-term income tax liabilities. Of these amounts, $192 million and $199 million related to uncertain tax positions of continuing operations as of July 31, 2020 and October 31, 2019, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $129 million in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 51 percent and 50 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2020 and 2019, respectively. The overall unfavorable effects of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 1 percentage point in the nine months ended July 31, 2020. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2020, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A.  RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 has had, and continues to have, an adverse impact on our operations, sales and delivery and supply chains.  Many countries including the United States have implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures, we have experienced, and will continue to experience, significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures have caused delays in installations and significantly impacted our ability to service our customers on site. If the COVID-19 pandemic continues, we will continue to experience a decline in sales activities and customer orders in certain of our businesses, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve.  In addition to existing travel restrictions, countries may continue to close or decline to open borders, impose prolonged quarantines or other government orders, and further restrict travel, which would significantly impact our ability to support our sites and service customers in those locations.  The COVID-19 pandemic has also impacted our supply chain as we have experienced disruptions or delays in shipments of certain materials or components of our products. If the pandemic continues or worsens, our manufacturing facilities, our distribution centers where inventory is managed and the operations of our logistics and other service providers may be significantly impacted. Accordingly, COVID-19 has negatively affected our revenue growth in certain of our businesses. It is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. The extent and duration of these impacts are dependent in part on customers returning to work and economic activity ramping up. The impact on our business also depends in part on the pace at which our customers resume non-COVID-19 related patient care and testing, as well as the timing of when research performed by laboratories and other institutions returns to normal levels.

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

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may continue to impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows. To the extent COVID-19 conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by business. The actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business and results of operations.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the nine months ended July 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, although the majority of our products are priced and paid for in U.S. dollars, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve-month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. For expenses beyond that twelve-month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of the counterparties to perform under hedging contracts.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Acquired businesses may also expose us to new risks and new markets, and we may have difficulty addressing these risks in a cost effective and timely manner. Transactions such as acquisitions have resulted, and may in the future result in, unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment.

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

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act and by regulatory bodies in other countries under similar laws. The Toxic Substances Control Act regulations govern, among other things, the testing, manufacture, processing and distribution of chemicals, the testing of regulated chemicals for their effects on human health and safety and the import and export of chemicals. The Toxic Substances Control Act prohibits persons from manufacturing any chemical in the United States that has not been reviewed by the EPA for its effect on health and safety and placed on an EPA inventory of chemical substances. We must ensure conformance of the manufacturing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenue from direct and indirect sales to U.S. federal, state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, increased pricing pressure or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will continue to be available to us in the future or can be expanded to cover new products on favorable terms or at all.

Third parties may infringe our intellectual property, and we may suffer competitive injury or expend significant resources enforcing our rights.

Our success depends in large part on our proprietary technology, including technology we obtained through acquisitions. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we do not enforce our intellectual property rights successfully, our competitive position may suffer, which could harm our operating results.

Our pending patent, copyright and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us with a significant competitive advantage.

We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenues. Furthermore, some of our intellectual property is licensed to others which may allow them to compete with us using that intellectual property.

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

We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Several jurisdictions have granted us tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment or specific types of income. Our taxes could increase if the incentives are not renewed upon expiration. If we cannot or do not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of July 31, 2020, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek and was repaid in full as of July 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of July 31, 2020. On May 1, 2020, we entered into a new $1.0 billion commercial paper program, and we currently have $40 million of commercial paper outstanding. We also currently have outstanding an aggregate principal amount of $2.3 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

•	limiting our flexibility in planning for or reacting to changes in our business and our industry.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. For example, in the first quarter of fiscal year 2020, the outbreak of COVID-19 in China led to an extension of the Lunar New Year holiday, which impacted our business and results, reduced the number of selling days and otherwise impacted our supply chain. As described above, the COVID-19 pandemic continued to impact our business operations, supply chain and financial results and may have a material adverse effect on our business and results of operations. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of July 31, 2020, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2020.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
May 1, 2020 through May 31, 2020	—	$—	—	$841
June 1, 2020 through June 30, 2020	93,102	$87.41	93,102	$833
July1, 2020 through July 31, 2020	268,789	$92.62	268,789	$808
Total	361,891	$91.28	361,891	$808

(1)
On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of July 31, 2020, all repurchased shares to date have been retired.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

4.1
Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2020.*

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

Dated:	September 1, 2020	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 1, 2020	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)