Form 10-K
period 2020-10-31
AGILENT TECHNOLOGIES, INC.
filed 2020-12-18
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2020, was approximately $18.0 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 10, 2020 there were 306,849,526 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 17, 2021, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2020 are incorporated by reference into Part III of this Report	III

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

For fiscal year ended October 31, 2020, we have three business segments comprised of the life sciences and applied markets business, the diagnostics and genomics business and the Agilent CrossLab business.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturer's representatives and electronic commerce. As of October 31, 2020, we employed approximately 16,400 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts, Texas and Vermont in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

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

We employed approximately 5,300 people as of October 31, 2020 in our life sciences and applied markets business.

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
The Chemical & Energy Market. Our products and solutions are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our products to determine chemical composition, perform impurity analysis, qualify raw materials, conduct materials characterization, and verify and ensure the environmental safety of operations and employees. The natural gas and petroleum exploration and refining markets use our products to analyze crude oil composition, perform intermediate material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products.
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
Our key products and applications include the following technologies:
Liquid Chromatography
A liquid chromatograph ("LC") or a high-performance liquid chromatograph ("HPLC") is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent LC portfolio is modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi‑method/walk-up, high-capacity/high-throughput or multi‑dimensional LC and can be extended to application‑based analyzers (e.g., for bio-molecular separations, chiral analysis or size exclusion chromatography). As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns, new services and diagnostics offerings and ongoing instrument and software product enhancements.
Gas Chromatography

Agilent is the world's leading provider of gas chromatographs ("GC"), both laboratory and portable models. GCs are used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. Agilent provides custom or standard analyzers configured for specific chemical analysis applications, such as detailed speciation of a complex hydrocarbon stream, calculation of gas calorific values in the field, or analysis of a new bio-fuel formulation. We also offer related software, accessories and consumable products for these and other similar instruments.

Mass Spectrometry

A mass spectrometer (“MS”) identifies and quantifies chemicals based on a chemical's molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. Liquid chromatography is commonly used to separate compounds and introduce them to the MS system. The combined use of LC and MS is frequently used both to identify and quantify chemical compounds. Mass spectrometry is an important tool in analyzing small molecules and can also be used to characterize and quantify proteins and other biological entities. Agilent's LCMS portfolio includes instruments built around four main analyzer types - single quadrupole, triple quadrupole, time-of-flight ("TOF") and quadrupole time-of-flight ("QTOF"). Agilent's GC/MS portfolio includes instruments built around three main analyzer types - single quadrupole, triple quadrupole, and quadrupole time-of-flight ("QTOF"). We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, sensitivity, and ease of use.

Spectroscopy

Spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our spectroscopy instruments include AA spectrometers, microwave plasma-atomic emission spectrometers ("MP-AES"), ICP-OES, ICP-MS, fluorescence spectrophotometers, ultraviolet-visible ("UV-Vis") spectrophotometers, Fourier Transform infrared ("FT-IR" spectrophotometers, near-infrared ("NIR") spectrophotometers, raman spectrometers and sample automation products. We also offer related software, accessories and consumable products for these and other similar instruments.

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

Life Sciences and Applied Markets Customers
We had approximately 25,400 customers for our life sciences and applied markets business in fiscal 2020. No single customer represented a material amount of the net revenue of the life sciences and applied markets business. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
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

We employed approximately 2,700 people as of October 31, 2020 in our diagnostics and genomics business.

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

PCR and qPCR Instrumentation and Molecular Biology Reagents

Polymerase chain reaction ("PCR") is a standard laboratory method used to amplify the amount of genetic material of a given sample to enable further interrogation. Quantitative PCR ("qPCR") or real time PCR is also a standard method used in genomic research facilities to measure the amount of a specific nucleic acid sequence within a sample. There are several applications for qPCR; among the most common are identifying the expression level of a specific gene or calculating the amount of a specific pathogen present in a sample. Agilent offers a complete portfolio of PCR & qPCR instruments, as well as specialty enzymes for amplifying difficult sample types. In addition to PCR and qPCR enzymes, Agilent offers a wide range of molecular biology reagents including tools for cloning and mutagenesis applications.

Nucleic Acid Solutions

Our nucleic acid solutions business is a contract manufacturing and development services business with equipment and expertise focused on mid to large scale production of synthesized oligonucleotide APIs under pharmaceutical GMP conditions for an emerging class of drugs that utilize oligonucleotide molecules for disease therapy. These drugs have advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and RNA mixtures. These advancements in the technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. Our nucleic acid solutions business offers industry leading experience to efficiently advance our customers' oligo drug candidates from clinical trials to commercial launch with a common goal of patient health and safety.

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

Diagnostics and Genomics Customers

We had approximately 10,900 customers for our diagnostics and genomics business in fiscal 2020. No single customer represented a material amount of the net revenue of the diagnostics and genomics business.

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

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Roche Ventana Medical Systems, Inc., a member of the Roche Group, Leica Biosystems, Inc., a division of Danaher Corporation, Abbott Laboratories, Illumina, Inc. and Affymetrix, Inc., a division of Thermo Fisher Scientific Inc. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

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

Our Agilent CrossLab business employed approximately 5,800 people as of October 31, 2020.

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
The Chemical & Energy Market. Our services, software, technical support, and consumables are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our services, software, technical support, and consumables to maintain, optimize, and enable higher productivity and profitability for labs, and support quality control and compliance with environmental and safety regulations. The natural gas and petroleum exploration and refining markets use our services, software, technical support, and consumables to support quality control, environmental safety reviews, analysis of crude oil composition, and improve their refining processes and quality of products.
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

Services and Support

We offer a wide range of startup, operational, educational and compliance support services for our measurement and data handling systems. Our support services include maintenance, troubleshooting, repair and training for all of our chemical and bioanalytical instrumentation hardware and software products. With advances in digital and virtual support technologies, many of those services can be offered remotely. Special service bundles have also been designed to meet the specific application needs of various industries. As customers continue to outsource laboratory operations and consolidate suppliers, our enterprise services consist of a broad portfolio of integrated laboratory management services including instrument services, lab supply management, asset management, procurement, informatics and scientific services. Advancements in our offering software and service solutions will help our customers operate a more digitally connected smart lab that can derive more value out of data analytics, artificial intelligence and robotics.

Remarketed Instruments

We refurbish and resell certified pre-owned instruments to value-oriented customers who demand Agilent quality and performance at a budget conscious price.

Agilent CrossLab Customers

We had approximately 54,600 Agilent CrossLab customers in fiscal 2020 and no single customer represented a material amount of the net revenue of the Agilent CrossLab business. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.

The service and consumables business is mostly recurring in nature and is not as susceptible to market seasonality and industry cycles in comparison to our instrument businesses. The vendor neutral portion of the portfolio allows the business to perform relatively independent from our instrument business.

Agilent CrossLab Sales, Marketing and Support

We deploy a multi-channel approach, marketing products and services to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our large accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. A substantial portion of consumable sales are processed by our digital commerce infrastructure. All channels are supported by technical product and application specialists to meet our customers' specific requirements.

We deliver our support services to customers in a variety of ways, including on-site assistance with repair or exchange of returned products, as well as a growing number of remote service delivery options. In addition to the traditional telephone support and on-site service, our teams remotely engage customers through various digital tools and omni-channel platforms. We also offer special industry-focused service bundles that are designed to meet the specific needs of hydrocarbon processing, environmental, pharmaceutical and biopharmaceutical customers to keep instruments fully operational and compliant with the respective industry requirements. Our products typically come with standard warranties, and extended warranties are available for additional cost.

Agilent CrossLab Manufacturing

Our primary manufacturing sites for the consumables business are in California and Delaware in the U.S., and in the Netherlands and the United Kingdom outside of the U.S. Our direct service delivery organization is regionally based operating in 28 countries.

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

The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including molecular and cell biology, chemistry, physics, pathology, mathematics, software and informatics, artificial intelligence, deep and machine learning, image processing, nano/microfabrication, and fluidics.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, order administration and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of October 31, 2020, our global infrastructure organization employed approximately 2,600 people worldwide.

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

        The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, Regulatory Affairs and Human Capital Management include information common to each of our businesses.

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

Regulatory Affairs

A number of our products and services are subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. In Europe, the European Union is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. We will have until May 2022 to meet the new EU IVDR requirements.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

We are also subject to various significant international, federal, state and local regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-

competition. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results.

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

While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to operate and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations.

Human Capital Management

As of October 31, 2020, we employed approximately 16,400 persons, of whom approximately 5,600 were employed in the United States and approximately 10,800 were employed outside of the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development through programs such as our Emerging Leader Program, our Managing at Agilent programs and our experienced managers’ Accelerate program. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

Information about our Executive Officers
The names of our current executive officers and their ages, titles and biographies appear below:

Henrik Ancher-Jensen, 55, has served as our Senior Vice President, Agilent and President, Order Fulfillment since September 2013. From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Rodney Gonsalves, 55, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015. From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the company, most recently for the Life Sciences and Applied Markets Group. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett-Packard Company.

Dominique P. Grau, 61, has served as our Senior Vice President, Human Resources and Global Communications since November 2018. From August 2014 to October 2018 he served as Senior Vice President, Human Resources. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President,

Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.

Padraig McDonnell, 49, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group since May 2020. From November 2016 to April 2020, Mr. McDonnell served as our Vice President and General Manager of the Chemistries and Supplies Division. Prior to that, he served as our Vice President and General Manager of EMEAI Laboratory Solutions Sales. Mr. McDonnell has previously held a variety of positions with Agilent and Hewlett-Packard Company.

Robert W. McMahon, 52, has served as our Senior Vice President since August 2018 and Chief Financial Officer since September 2018. He previously served as the Chief Financial Officer of Hologic, Inc., a medical technology company from May 2014 to August 2018.  Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson most recently as Worldwide Vice President of Finance and Business Development for Ortho Clinical Diagnostics a division of Johnson & Johnson's Medical Device and Diagnostics Group.

Michael R. McMullen, 59, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014, he served as Senior Vice President, Agilent and President, Chemical Analysis Group. Prior to that, he served in various capacities for Agilent, including as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group and Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to that, Mr. McMullen served as Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. Since September 2018, Mr. McMullen has served as a member of the Board of Directors of Coherent, Inc.

Samraat S. Raha, 48, has served as our Senior Vice President, Agilent and President, Diagnostics and Genomics Group since April 2018. From May 2017 to April 2018, Mr. Raha served as our Senior Vice President, Strategy and Corporate Development. From June 2013 to January 2017 he served as Vice President, Global Marketing for Illumina, Inc. and from 2008 to 2012 he served as Vice President and General Manager, Genomic Assays / NextGen qPCR for Life Technologies, Inc.

Michael Tang, 46, has served as our Senior Vice President, General Counsel and Secretary since January 2016. From May 2015 to January 2016 he served as Vice President, Assistant General Counsel and Secretary and from November 2013 to April 2015 he served as Vice President, Assistant General Counsel and Assistant Secretary. From March 2012 to October 2013 he served as Business Development Manager in Agilent’s Corporate Development group. Prior to that, Mr. Tang served in various capacities in Agilent's legal department. Before joining Agilent, Mr. Tang worked at Wilson Sonsini Goodrich & Rosati, a California law firm and Fenwick & West LLP, a California law firm.

Jacob Thaysen, 45, has served as our Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group, since April 2018. From November 2014 to April 2018 he served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he served in various capacities at Dako A/S, a Danish diagnostics company, including as Corporate Vice President of R&D, Vice President, System Development, R&D, Vice President, Strategic Marketing and Vice President, Global Sales Operations. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a high-tech start-up company.

Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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

Item 1A.  Risk Factors

Risks, Uncertainties and Other Factors Specific to Our Company That May Affect Future Results
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. If the COVID-19 pandemic continues or worsens, we may again experience a decline in sales activities and customer orders in certain of our businesses. Continuing travel restrictions, prolonged quarantines or other government orders in response to the pandemic may significantly impact our ability to support our sites and service customers in those locations. The COVID-19 pandemic has also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. If the pandemic continues or worsens, our manufacturing facilities, our distribution centers where inventory is managed and the operations of our logistics and other service providers may be significantly impacted. Accordingly, COVID-19 has negatively affected our revenue growth in certain of our businesses. It is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. The extent and duration of these impacts are dependent in part on customers returning to work and economic activity continuing to ramp up. The impact on our business also depends in part on the pace at which our customers resume non-COVID-19 related patient care and testing, as well as the timing of when research performed by laboratories and other institutions returns to normal levels.

Additionally, the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets. A disruption of global financial markets or resulting economic downturn may reduce our ability to incur debt or access capital and increase the cost of doing so. There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows. To the extent COVID-19 conditions improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by business. The actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business and results of operations.

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

We generally sell our products in industries that are characterized by increased competition through frequent new product and service introductions, rapid technological changes and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results could suffer. The success of our new products and services will depend on several factors, including our ability to:

•properly identify customer needs and predict future needs;
•innovate and develop new technologies, services and applications;
•appropriately allocate our research and development spending to products and services with higher growth prospects;
•successfully commercialize new technologies in a timely manner;
•manufacture and deliver new products in sufficient volumes and on time;
•differentiate our offerings from our competitors' offerings;
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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the year ended October 31, 2020 had an overall unfavorable impact on revenue of approximately 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•changes in a specific country's or region's political, economic or other conditions;
•changes in diplomatic and trade relationships, such as the United Kingdom's exit from the European Union and the increased uncertainty around its implementation caused by COVID-19, as well as, new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;
•negative consequences from changes in or differing interpretations of laws and regulations, including those related to tax and import/export;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property;
•unexpected changes in regulatory requirements;
•geopolitical uncertainty or turmoil, terrorism and war; and
•impact of public health crises, including pandemics and epidemics, such as COVID-19 on the global economy.

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

Most of our accounting and tax processes including general accounting, cost accounting, accounts payable, accounts receivable and tax functions are centralized at locations in India and Malaysia. If conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

A number of our products and services are subject to regulation by the FDA and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. We will have until May 2022 to meet the new EU IVDR requirements. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of October 31, 2020, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek and was repaid in full as of October 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental facilities as of October 31, 2020. On May 1, 2020, we entered into a new $1.0 billion commercial paper program, and as of October 31, 2020 we had $75 million of commercial paper outstanding. We also have outstanding an aggregate principal amount of $2.3 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

Our incurrence of this debt, and increases in our aggregate levels of debt, may adversely affect our operating results and financial condition by, among other things:

•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;
•requiring the dedication of an increased portion of our expected cash flows from operations to service our indebtedness, thereby reducing the amount of expected cash flows available for other purposes, including capital expenditures, acquisitions, stock repurchases and dividends; and
•limiting our flexibility in planning for or reacting to changes in our business and our industry.

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

General Risks

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

As of October 31, 2020, we had cash and cash equivalents of approximately $1,441 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2020, we owned or leased a total of approximately 6.6 million square feet of space worldwide. Of that, we owned approximately 4.6 million square feet and leased the remaining 2.0 million square feet. Our sales and support facilities occupied a total of approximately 0.8 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.8 million square feet. All of our businesses share sales offices throughout the world.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. As of December 2, 2020, there were 20,173 common stockholders of record.

The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be held March 17, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2015 and the reinvestment of all dividends.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

Comparison of 5 Years (10/31/2015 to 10/31/2020) Cumulative Total Return
Among Agilent Technologies, the S&P 500 Index,
and the Peer Group Index
$300
$250
$200
$150
$100
$50
$0
10/31/15
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
Agilent Technologies
S&P 500
Peer Group

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2015	10/31/2016	10/31/2017	10/31/2018	10/31/2019	10/31/2020
Agilent Technologies	100	116.63	183.87	176.70	208.42	283.31
S&P 500	100	104.51	129.21	138.70	158.57	173.97
Peer Group	100	99.21	123.71	134.82	147.29	163.88

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2020. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2020 was 5,227,273 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

August 1, 2020 through August 31, 2020	526,247	$98.38	526,247	$756
September 1, 2020 through September 30, 2020	1,041,643	$98.98	1,041,643	$653
October 1, 2020 through October 31, 2020	908,745	$104.62	908,745	$558
Total	2,476,635	$100.92	2,476,635

(1)On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. As of October 31, 2020, we had remaining authorization to repurchase up to $558 million of our common stock under this program. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of October 31, 2020, all repurchased shares have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    Selected Financial Data
SELECTED FINANCIAL DATA
(Unaudited)

	Years Ended October 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Net revenue (1)	$5,339	$5,163	$4,914	$4,472	$4,202
Income before taxes	$842	$919	$946	$803	$544
Net income (2)	$719	$1,071	$316	$684	$462
Net income per share - Basic	$2.33	$3.41	$0.98	$2.12	$1.42
Net income per share - Diluted	$2.30	$3.37	$0.97	$2.10	$1.40
Weighted average shares used in computing net income per share:
Basic	309	314	321	322	326
Diluted	312	318	325	326	329
Cash dividends declared per common share	$0.720	$0.656	0.596	$0.528	$0.460

(1) In 2019 we adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for reporting periods for 2019 and after are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition.
(2) Net income for the year ended October 31, 2019 was impacted by a tax benefit of $299 million related to the extension of tax incentives in Singapore. Net income for the year ended October 31, 2018 was impacted by a tax expense of $552 million related to the enactment of the U.S Tax Cuts and Jobs Act of 2017 (the "Tax Act").

	October 31,
	2020	2019	2018	2017	2016
	(in millions)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$1,441	$1,382	$2,247	$2,678	$2,289
Working capital	$1,948	$1,109	$2,677	$2,906	$2,690
Total assets	$9,627	$9,452	$8,541	$8,426	$7,794
Long-term debt	$2,284	$1,791	$1,799	$1,801	$1,904
Stockholders' equity	$4,873	$4,748	$4,567	$4,831	$4,243

(1) In 2020, we adopted ASC Topic 842, Leases, using the modified retrospective method. Results for reporting periods beginning November 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and are reported under ASC 840.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets into which we sell, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends and the potential or anticipated direct or indirect impact of COVID-19 on our business that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Many countries, including the United States, implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations at different times. Due to these measures, we experienced unpredictable reductions or increases in demand for certain of our products, disruptions or delays in shipments of certain materials or components of our products, and delays in installations and services due to the inability to access customer sites, primarily in the latter part of our second quarter.

As an essential business throughout the COVID-19 pandemic, we have remained open with our top priority being the health and safety of our employees, customers and community. At every stage of the pandemic, we have taken decisive and appropriate precautions, including a mandatory work from home policy for all employees with the exception of manufacturing, distribution, and certain laboratory environments, as well as restrictions on all non-essential travel and visitors into our facilities. At this time, our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. Our digital workplace strategy and strategic technology investments have enabled us to provide modern connectivity and collaboration tools to our employees to meet remote working needs as this situation has escalated. We have taken and continue to take proactive measures to ensure the health and safety of our global employee base. We designed a multi-phase return-to-office process for the safe return of our employees to our sites. We developed and implemented rigorous return-to-office protocols to promote a safe work environment in all locations for employees who have been working on-site throughout the pandemic and for employees who will be returning in the future, as well as, for the safety of all customer and vendor interactions.

At this time, the COVID-19 pandemic has not significantly impacted our manufacturing facilities or third parties to whom we outsource certain manufacturing processes, the distribution centers where our inventory is managed or the operations of our logistics and other service providers. We continue working with our customers and suppliers to understand the existing and potential future negative impacts to our delivery and supply chain and take actions in an effort to mitigate such impacts. The majority of the markets we serve, such as the pharmaceutical, biopharmaceutical, food, environmental and diagnostics and clinical markets, have continued to operate at various levels throughout the pandemic, and we continue working closely with our customers to ensure their seamless operations. From a customer-facing perspective, we continue leveraging digital demand generation activities, including virtual demonstrations across all regions, remote instrument repairs, virtual sales seminars, online product training, and rapid one-on-one communications over emails, phone and video conferencing.

Despite the economic challenges due to the COVID-19 pandemic, we ended fiscal year 2020 with revenue growth of 3 percent year over year with revenue growth from most of our key end markets. In the latter part of the fiscal year, our Agilent CrossLab business began to see an increase in revenue for our on-demand services and installation services due to the re-opening of laboratories around the world, especially in Europe. While we began to see elective medical procedures resume in the fourth quarter, revenue from our diagnostics and genomics business continues to be negatively impacted by the COVID-19 pandemic. In our life sciences and applied markets business, we saw an increase in demand for some of our products for use in the COVID-19 testing, vaccine and therapeutic drug development. We also benefited from our cost savings actions which included reduction in travel and non-essential spending.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although we anticipate there will be vaccines distributed widely in the near future, we expect continued volatility and unpredictability related to the impact of COVID-19 on our business results. We continue to actively monitor the pandemic and we will continue to take appropriate steps to mitigate the adverse impacts on our business posed by the on-going spread of COVID-19.

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commenced on December 4, 2020.

Acquisitions

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

Actual Results

Agilent's net revenue of $5,339 million in 2020 increased 3 percent when compared to 2019. Foreign currency movements for 2020 had an overall unfavorable impact on revenue of approximately 1 percentage point compared to 2019. In 2020, acquisitions from 2019 had an overall favorable impact of 3 percentage points when compared to 2019. Revenue in the life sciences and applied markets business increased 4 percent in 2020 when compared to 2019. In 2020 acquisitions from 2019 had an overall favorable impact of 7 percentage points when compared to 2019. Foreign currency movements had no overall impact on revenue in 2020 when compared to 2019. Revenue in the diagnostics and genomics business increased 2 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in 2020 when compared to 2019. Revenue in the Agilent CrossLab business increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in 2020 when compared to 2019.

Agilent's net revenue of $5,163 million increased 5 percent in 2019 when compared to 2018. Foreign currency movements for 2019 had an overall unfavorable impact on revenue of approximately 2 percentage points compared to 2018. In 2019, acquisitions from 2018 had an overall favorable impact of 2 percentage points when compared to 2018. Revenue in the life sciences and applied markets business increased 1 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact on revenue of 2 percentage points in 2019 when compared to 2018. Revenue in the diagnostics and genomics business increased 8 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact of 3 percentage points on revenue in 2019 when compared to 2018. Revenue in the Agilent CrossLab business increased 8 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact on revenue of 3 percentage points in 2019 when compared to 2018.

Net income was $719 million in 2020 compared to net income of $1,071 million and $316 million in 2019 and 2018, respectively. Net income in 2020 was impacted by revenue declines in certain of our businesses associated with the COVID-19 pandemic and increased costs and expenses which included an impairment charge of $98 million related to the closure of our sequencer development program. Net income for the year ended October 31, 2019 was impacted by a discrete tax benefit of $299 million related to the extension of the company's tax incentives in Singapore. Net income for the year ended October 31, 2018 was impacted by a discrete tax charge of $552 million related to the enactment of the Tax Act that was passed on December 22, 2017. As of October 31, 2020 and 2019, we had cash and cash equivalents balances of $1,441 million and $1,382 million, respectively.

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

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired approximately 5.2 million shares for $469 million under this authorization. As of October 31, 2020, we had remaining authorization to repurchase up to $558 million of our common stock under this program.

During the year ended October 31, 2020, cash dividends of 0.720 per share, or $222 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2019, cash dividends of 0.656 per share, or $206 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2018, cash dividends of 0.596 per share, or $191 million were declared and paid on the company's outstanding common stock.

On November 18, 2020 we declared a quarterly dividend of $0.194 per share of common stock, or approximately $59 million which will be paid on January 27, 2021 to shareholders of record as of the close of business on January 5, 2021. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity especially during these extraordinary times. Our focus on meeting our customers’ needs supported several aspects of the COVID-19 research and testing along with therapeutic and vaccine development. While uncertainties remain as the spread of COVID-19 begins to rise, we are cautiously optimistic that in the short-term our financial results can continue to improve as the global economy continues its path towards recovery.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement that contains equipment leases and the supply of consumables, the revenue associated with the instrument rental is treated under the lease accounting standard ASC 842, whereas the revenue associated with the consumables, the non-lease component, is recognized in accordance with the ASC 606 revenue standard.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2020 and 2019, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2020, discount rates for the U.S. plans decreased compared to the previous year due to the decrease in the corporate bond rates. For 2020 and 2019, the discount rates for non-U.S. plans were generally based on published rates for high quality corporate bonds and in 2020, decreased marginally compared to the previous year. If we changed our discount rate by 1 percent, the impact would be less than $1 million in U.S. pension expense and $17 million on non-U.S. pension expense. Lower discount rates increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates decrease present values of the pension benefit obligation and subsequent year pension expense.

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

In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our Deferred Profit-Sharing Plan target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. Outside the U.S., our target asset allocation ranges from 24 percent to 60 percent to equities, from 38 percent to 65 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2020 and 2019 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $4 million on U.S. pension expense and $9 million on non-U.S. pension expense. The net periodic pension and post-retirement benefit costs recorded were a $22 million expense in 2020, $10 million expense in 2019 and $3 million benefit in 2018. The year ended October 31, 2020 included a loss on settlement of $4 million. The year ended October 31, 2018 included a settlement gain of $5 million.

Goodwill and Purchased Intangible Assets. Under the authoritative guidance, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

In fiscal year 2020, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units as of September 30, 2020. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of each reporting unit is greater than its respective carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2020, 2019 and 2018.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Specifically, our determination of the fair value of the developed product technology and in-process research and development ("IPR&D") acquired involves significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involves significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the tradename acquired involves the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. The company believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. Actual results could differ materially from these estimates. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned.

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

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2020. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During fiscal year 2020, we recorded an impairment of in-process research and development of $90 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During the year ended October 31, 2019 and 2018 there were no impairments of indefinite-lived intangible assets.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the year ended October 31, 2020 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. The unfavorable effects of changes in foreign currency exchange rates have decreased revenue by approximately 2 percentage points for the year ended October 31, 2019. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact on our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
	(in millions)
Net revenue:
Products	$3,993	$3,877	$3,746	3%	3%
Services and other	$1,346	$1,286	$1,168	5%	10%
Total net revenue	$5,339	$5,163	$4,914	3%	5%

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
% of total net revenue:
Products	75%	75%	76%	—	(1) ppt
Services and other	25%	25%	24%	—	1 ppt
Total	100%	100%	100%

Agilent's net revenue of $5,339 million for the year ended October 31, 2020 increased 3 percent when compared to 2019. Foreign currency movements for 2020 had an unfavorable impact of approximately 1 percentage point when compared to 2019. Agilent's net revenue of $5,163 million increased 5 percent in 2019 when compared to 2018. Foreign currency movements for 2019 had an unfavorable impact of approximately 2 percentage points when compared to 2018.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Revenue from products increased 3 percent for the year ended October 31, 2020, when compared to 2019. Revenue in 2020 was impacted by the global COVID-19 pandemic within most of our product lines as customers curtailed equipment spending at various times when countries around the world were in the lockdown phase of the COVID-19 pandemic. Growth was due to our cell analysis business, automation products and our nucleic acid solutions business. The increase in the cell analysis business is primarily due to the contributions from our acquisitions and the increased demand for our products for use in COVID-19 testing and vaccine research.

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

Services and other revenue increased 5 percent in 2020 as compared to 2019. Services and other revenue increased 10 percent in 2019 as compared to 2018. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and our life science and applied markets businesses. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the year ended October 31, 2020, the service revenue from the Agilent CrossLab business increased 4 percent when compared to the same period last year, with a 1 percentage point unfavorable currency impact. This growth for the year ended October 31, 2020 is reflective of the resilience of the contracted service business throughout the year, as well as the recovery of the on-demand and installation service businesses in the latter half of 2020, as customer sites gradually reopened following their COVID-19 related closures earlier in the year. Those site re-openings were fastest in China.

Services and other revenue in the Agilent CrossLab business increased 9 percent in 2019 as compared to 2018, with a 3 percentage point unfavorable currency impact. Nearly all major service offerings from the Agilent CrossLab business contributed to the revenue growth across all geographic regions.

For the year ended October 31, 2020, the service revenue from the diagnostics and genomics business remained flat when compared to the same period last year. Services in the diagnostics and genomics business in 2019 increased due to growth in service revenue throughout all our businesses when compared to 2018.

For the year ended October 31, 2020, the service revenue from the life sciences and applied markets business increased 28 percent when compared to the same period last year. The increase in life sciences and applied markets service revenue is due to the additional service revenue within the cell analysis business due to the Lionheart Technologies LLC ("BioTek") acquisition. Services and other revenue in the life sciences and applied markets business increased in 2019 as compared to 2018 due to the impact of acquisitions made in 2019.

Net Revenue By Segment

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$2,392	$2,302	$2,270	4%	1%
Diagnostics and genomics	$1,047	$1,021	$943	2%	8%
Agilent CrossLab	$1,900	$1,840	$1,701	3%	8%
Total net revenue	$5,339	$5,163	$4,914	3%	5%

Revenue in the life sciences and applied markets business increased 4 percent in 2020 when compared to 2019. Foreign currency movements had no overall impact on revenue in 2020 when compared to 2019. Acquisitions had an overall favorable impact on revenue growth of 7 percentage points and primarily impacted the overall growth in the pharmaceutical and academia and government markets. Revenue growth within the life sciences and applied markets was driven by strong growth in the academia and government, the pharmaceutical and the diagnostics and clinical markets with moderate growth from the food market partially offset by declines in revenue within the environmental and forensics and chemical and energy markets. Revenue in the life sciences and applied markets business increased 1 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact of 2 percentage points in 2019 when compared to 2018. Acquisitions had an overall favorable impact on revenue growth of 4 percentage points and primarily impacted the pharmaceutical and academia and government markets when compared to 2018. For the year ended October 31, 2019, revenue growth was favorable within academia and government, moderate within the pharmaceutical and the environmental and forensics markets which was mostly offset by declines in revenue from the food market and to a lesser extent from the chemical and energy market when compared to 2018.

Revenue in the diagnostics and genomics business increased 2 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in 2020 when compared to 2019. Revenue growth within the diagnostics and genomics business was driven by strong growth in our nucleic acid solutions and biomolecular analysis businesses partially offset by declines in our genomics business. Revenue in the diagnostics and genomics business increased 8 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact on revenue of 3 percentage points in 2019 when compared to 2018. Revenue growth within the diagnostics and clinical market and the pharmaceutical market continued to be strong led by performance from our nucleic acid solutions and biomolecular analysis businesses.

Revenue in the Agilent CrossLab business increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue of 1 percentage point in 2020 when compared to 2019. Revenue growth within Agilent CrossLab business was strong within the pharmaceutical and food markets which was partially offset by declines in the academia and government and clinical and diagnostics markets. Revenue generated by Agilent CrossLab increased 8 percent in 2019 when compared to 2018. Foreign currency movements had an overall unfavorable impact of 3 percentage points in 2019 when compared to 2018. Our performance in the Agilent CrossLab business saw continued growth in all key end markets with strong growth in the pharmaceutical, academia and government and food markets compared to 2018.

Costs and Expenses

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
(in millions, except margin data)
Gross margin on products	55.0%	56.7%	57.4%	(2) ppts	(1) ppt
Gross margin on services and other	47.5%	47.3%	45.3%	—	2 ppts
Total gross margin	53.1%	54.3%	54.5%	(1) ppt	—
Research and development	$495	$404	$387	22%	5%
Selling, general and administrative	$1,496	$1,460	$1,389	2%	5%
Operating margin	15.8%	18.2%	18.4%	(2) ppts	—

Total gross margin for the year ended October 31, 2020 decreased 1 percentage point when compared to 2019. Gross margin declined due to the impacts of pricing pressure, higher intangible amortization expense, higher wages, net unfavorable currency impact and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by lower period and travel costs. Total gross margin for the year ended October 31, 2019 was flat when compared to 2018. Total gross margin reflects the impact of efficiency gains, lower inventory charges and favorable currency impact on costs offset by higher wages and variable pay, product mix, higher expenses related to tariffs and higher amortization expense of intangible assets.

Gross inventory charges were $28 million in 2020, $19 million in 2019 and $26 million in 2018. Sales of previously written down inventory were $7 million in 2020, $6 million in 2019 and $8 million in 2018.

 Research and development expenses increased 22 percent for the year ended October 31, 2020 when compared to 2019. Research and development expenses increased primarily due to intangible and other asset impairments of $97 million related to the shutdown of our sequencer development program. The increase is also due to higher wages and additional expenses related to our acquisition of BioTek partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact. Research and development expenses increased 5 percent for the year ended October 31, 2019 when compared to 2018. Research and development expenses increased due to increased program spending on new products related to all of our businesses in addition to higher wages and variable pay and additional expenses related to acquired businesses partially offset by favorable currency movements when compared to spending in 2018.

Selling, general and administrative expenses increased 2 percent in 2020 when compared to 2019. The increase in selling, general and administrative expenses was due to higher wages, higher intangible amortization expense and higher transformational initiative expenses, which was partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact. Selling, general and administrative expenses increased 5 percent in 2019 compared to 2018. Selling, general and administrative expenses increased due to increased wages and variable pay, higher commissions, higher legal expenses, higher acquisition and integration costs and higher transformation initiatives expenses partially offset by operational efficiencies and savings and favorable currency impact.

Total operating margin decreased 2 percentage points for the year ended October 31, 2020, when compared to 2019. Operating margin declined due to intangible and other asset impairments, higher wages, higher intangible amortization expense and higher transformational initiative expenses partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact. Total operating margin was flat for the year ended October 31, 2019, when compared to 2018. Total operating margin was impacted by higher wages and variable pay, higher acquisition and integration costs, higher expenses related to tariffs and higher transformation initiatives expenses offset by operational efficiencies and savings and favorable currency impact.

Interest income for the year ended October 31, 2020, 2019 and 2018 was $8 million, $36 million and $38 million, respectively. The decrease in interest income in 2020 was primarily due to lower interest rates for our cash and cash equivalents.

Interest expense for the years ended October 31, 2020, 2019 and 2018 was $78 million, $74 million and $75 million, respectively, and relates to the interest charged on our senior notes, credit facilities, commercial paper and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts partially offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2020, our headcount was approximately 16,400 compared to 16,300 in 2019.

Other income (expense), net

For the year ended October 31, 2020, other income (expense), net includes income of $12 million related to the provision of site service costs to, and lease income from, Keysight Technologies, Inc. ("Keysight"). The costs associated with these services are reported within income from operations. Other income (expense), net also includes net gains on the fair value of equity investments of approximately $27 million and income of $22 million related to the settlement of our legal claim against Twist Bioscience Corporation.

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

Income Taxes

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Provision (benefit) for income taxes	$123	$(152)	$630

For 2020, the company's income tax expense was $123 million with an effective tax rate of 14.6 percent. For the year ended October 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by foreign income taxed at lower rates.

For 2019, the company's income tax benefit was $152 million with an effective tax rate of (16.5) percent. For the year ended October 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the extension of the company’s tax incentive in Singapore.

For 2018, the company's income tax expense was $630 million with an effective tax rate of 66.6 percent. For the year ended October 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $552 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) consisting of (1) an expense of $499 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an expense of $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate tax rate.

The company has negotiated tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027. As a result of the incentives, the impact of the tax holidays decreased income taxes by $71 million, $368 million, and $87 million in 2020, 2019, and 2018, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.23, $1.16, and $0.27 in 2020, 2019 and 2018, respectively. Of the $1.16 benefit of the tax incentives on net income per share (diluted) in 2019, $0.94 of the benefit relates to one-time items from the extension of the company’s tax incentive in Singapore.

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

Segment Overview

Through October 31, 2020, we have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business.

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

Net Revenue

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
	(in millions)
Net revenue	$2,392	$2,302	$2,270	4%	1%

Life science and applied markets business revenue in 2020 increased 4 percent compared to 2019. Foreign currency movements for 2020 had no impact on revenue growth when compared to the same period last year. Acquisitions had an overall favorable impact on revenue growth of 7 percentage points when compared to the same period last year. Geographically, revenue increased 13 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 2 percent in Europe with no currency impact and increased 1 percent in Asia Pacific with no currency impact. In 2020, revenue increases in our automation, liquid chromatography mass spectrometry and cell analysis products from our acquisitions, primarily in the Americas, were partially offset by declines in other parts of the portfolio when compared to the same period last year.

End market revenue performance in 2020 was mixed with academia and government and diagnostics and clinical markets delivering strong growth and the pharmaceutical and food markets delivering moderate growth which was partially offset by chemical and energy and forensics and environmental markets. In 2020, despite the unfavorable impact from COVID-19, revenue growth in the academia and government and pharmaceutical and diagnostics and clinical markets was primarily driven by strong performance of our cell analysis products from the Lionheart Technologies LLC ("BioTek") acquisition. The growth in the diagnostics and clinical business was also due to the strength in liquid phase mass spectrometry and cell analysis products.

Life science and applied markets business revenue in 2019 increased 1 percent compared to 2018. Foreign currency movements for 2019 had an overall unfavorable currency impact of 2 percentage points on revenue growth when compared to 2018. Acquisitions had an overall favorable impact on revenue growth of 3 percentage points when compared to 2018.

Geographically, revenue increased 12 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 4 percent in Europe with a 3 percentage point unfavorable currency impact and decreased 2 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. From a product standpoint, revenue was driven by strength in sales in our gas chromatography mass spectrometry and cell analysis primarily due to contributions from our acquisitions and informatics businesses which was offset by weakness in our liquid chromatography, gas chromatography, liquid chromatography mass spectrometry and spectroscopy products when compared to 2018.

End market performance in 2019 was mixed with the pharmaceutical, academia and government, diagnostics and clinical and forensics markets delivering strong revenue growth, environmental delivering moderate growth while chemical and energy markets decreased modestly, and food delivered weak results compared to 2018.

Looking forward, despite short term uncertainties and the adverse effects of the COVID-19 pandemic, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate growth from our new product introductions and acquisitions in the last couple of years as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets in the long term.

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2020 versus 2019, and 2019 versus 2018.

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
(in millions, except margin data)
Total gross margin	59.2%	61.0%	61.3%	(2) ppts	—
Research and development	$219	$216	$220	1%	(1)%
Selling, general and administrative	$650	$646	$630	1%	3%
Operating margin	22.9%	23.5%	23.9%	(1) ppt	—
Income from operations	$548	$542	$543	1%	—

Gross margin decreased 2 percentage points in 2020 compared to 2019. Gross margin declined due to the increased impact of pricing pressures and a net unfavorable impact from currency movements partially offset by favorable product mix and material cost savings. Gross margin was flat in 2019 compared to 2018. Gross margin was impacted by unfavorable mix and higher expenses related to tariffs which was offset by favorable currency impact.

Research and development expenses increased 1 percent in 2020 when compared to 2019. Research and development expenses increased due to higher wages and additional expenses related to the BioTek acquisition partially offset by lower discretionary spending and favorable impact from foreign currency movements. Research and development expenses decreased 1 percent in 2019 when compared to 2018. Research and development decreased due to lower discretionary spending and a favorable currency offset by additional expenses related to acquisitions as well as higher wages and variable pay.

Selling, general and administrative expenses increased 1 percent in 2020 compared to 2019. Selling, general and administrative expenses increased due to higher wages and additional expenses related to the BioTek acquisition partially offset by favorable impact from foreign currency movements and lower travel costs. Selling, general and administrative expenses increased 3 percent in 2019 compared to 2018. Selling, general and administrative expenses were impacted by higher wages and variable pay and additional expenses related to our recent acquisitions partially offset by operational savings and a favorable currency impact.

Operating margin decreased 1 percentage point in 2020 compared to 2019. Operating margin declined due to additional expenses related to our recent acquisitions and unfavorable gross margin due to pricing pressures partially offset by operational savings and favorable currency impact. Operating margin was relatively flat in 2019 compared to 2018. Operating margin reflects relatively flat revenue growth partially offset by an increase in selling, general and administrative expenses.

Income from Operations

Income from operations in 2020 increased by $6 million or increased by 1 percent when compared to 2019 on a revenue increase of $90 million. The increase in income from operations was mainly due to the impact of the BioTek acquisition. Income from operations in 2019 decreased by $1 million or was relatively flat when compared to 2018 on a revenue increase of $32 million. The decrease was due to the impact of acquisitions.

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

Net Revenue

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
	(in millions)
Net revenue	$1,047	$1,021	$943	2%	8%

Diagnostics and genomics business revenue in 2020 increased 2 percent compared to 2019. Foreign currency movements for 2020 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Geographically, revenue increased 2 percent in the Americas with no currency impact, increased 1 percent in Europe with no currency impact and increased 7 percent in Asia Pacific with no currency impact. The increase in the Americas was driven by strong performance in the nucleic acid solutions and reagent partnership businesses. Revenue growth in the Americas was partly offset by a decline in the pathology and genomics business driven by the COVID-19 related reduction in routine and cancer testing, as well as the closure of academic and research laboratories. In Europe, strong revenue from our biomolecular analysis business was partially offset by the COVID-19 related declines from our genomics business. In Asia Pacific, revenue growth was driven by the pathology and biomolecular analysis businesses.

In 2020 revenue performance in the diagnostics and genomics business was led by strong revenue growth in the nucleic acid solutions and biomolecular analyses businesses. This was partly offset by a COVID-19 related reduction in routine and cancer testing, as well as the closure of most academic and research laboratories. The diagnostics and clinical research end markets remain strong long-term and growing driven by an aging population and lifestyle developments such as poor diet and physical inactivity.

Diagnostics and genomics business revenue in 2019 increased 8 percent compared to 2018. Foreign currency movements for 2019 had an overall unfavorable impact on revenue growth of 3 percentage points when compared to 2018. Geographically, revenue increased 17 percent in the Americas with a 1 percentage point unfavorable currency impact, was flat in Europe with a 4 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with a 2 percentage point unfavorable currency impact. The growth in Americas was driven by strong growth in our nucleic acid solutions, companion diagnostics and biomolecular analysis business. In Europe we saw strong growth in the biomolecular analysis business offset by softness in the genomics business. In Asia Pacific the growth was driven by our biomolecular analysis business and negatively impacted by softness in the genomics business.

The revenue growth in 2019 was led by strong revenue performance in our nucleic acid solutions, companion diagnostics and biomolecular analysis business. The diagnostics and clinical research market remains strong and growing driven by an aging population and unhealthy lifestyle developments such as poor diet and physical inactivity.

Looking forward, although we see short-term impacts to routine and cancer testing due to COVID-19 which will affect our revenue growth, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continue to gain strength with our customers in clinical oncology applications, and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened and planned extension of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business' margins, expenses and income from operations for 2020 versus 2019, and 2019 versus 2018.

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
(in millions, except margin data)
Total gross margin	51.9%	54.7%	56.3%	(3) ppts	(2) ppts
Research and development	$114	$125	$109	(9)%	15%
Selling, general and administrative	$238	$248	$249	(4)%	—
Operating margin	18.3%	18.2%	18.4%	—	—
Income from operations	$192	$185	$173	3%	7%

Gross margin decreased 3 percentage points in 2020 when compared to 2019. Gross margin was impacted by unfavorable product mix and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by lower period and travel costs. Gross margin decreased 2 percentage points in 2019 when compared to 2018. The decrease in gross margin was driven by an unfavorable product mix and a higher fixed cost structure due to the addition of a second nucleic acid manufacturing facility that offset gains from higher sales volumes.

Research and development expenses decreased 9 percent in 2020 when compared to 2019. Research and development expenses decreased due to the shutdown of our sequencer development program and a reduction in discretionary expenditures including travel costs. Research and development expenses increased 15 percent in 2019 when compared to 2018. The increase was due to additional expenses related to prior year's acquisitions, higher wages and variable pay and increased spending around the development of clinical applications and solutions.

Selling, general and administrative expenses decreased 4 percent in 2020 when compared to 2019. Selling, general and administrative expenses decreased due to a reduction in discretionary expenditures including travel costs partially offset by an increase in wages. Selling, general and administrative expenses were flat in 2019 when compared to 2018. Selling, general and administrative expenses were impacted by efficiency gains offsetting higher wages and variable pay.

Operating margin was relatively flat in 2020 when compared to 2019. Operating margin was aided by savings in operating expenses which were offset by gross margin decline. Operating margin was relatively flat in 2019 when compared to 2018. Operating margin was impacted by higher sales volume, offsetting the gross margin deterioration and the increase in research and development spending.

Income from Operations

Income from operations in 2020 increased by $7 million or 3 percent when compared to 2019 on a revenue increase of $26 million. The increase was driven by gains from higher volume and lower operating expenses more than offsetting the gross margin percentage decline. Income from operations in 2019 increased by $12 million or 7 percent when compared to 2018 on a revenue increase of $78 million. The increase was due to higher volume partially offset by the gross margin percentage decline and higher research and development expenses.

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

Net Revenue

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
	(in millions)
Total net revenue	$1,900	$1,840	$1,701	3%	8%

Agilent CrossLab business revenue in 2020 increased 3 percent when compared to 2019. Foreign currency movements for 2020 had an overall unfavorable impact of 1 percentage point when compared to 2019. Geographically, revenue was flat in the Americas with a 1 percentage point unfavorable currency impact, increased 2 percent in Europe with a 1 percentage point favorable currency impact and increased 7 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. As a consequence of the COVID-19 related impact on global commerce in 2020, consumable sales growth has been low single digits in comparison to 2019 in most countries excluding China. In addition, the COVID-19 related customer site closures have brought a temporary lull in our delivery of on-demand services and installation services, which has been recovering in the latter half of the year as customer labs reopen. Consumable sales in China and the contracted service business across most regions have seen solid gains throughout 2020. Among our major end markets, the pharmaceutical market and the food market generated the strongest revenue growth when compared to 2019.

Agilent CrossLab business revenue in 2019 increased 8 percent when compared to 2018. Foreign currency movements for 2019 had an overall unfavorable impact of 3 percentage points when compared to 2018. Acquisitions in 2018 added 1 percentage point to the revenue growth reported for 2019. Revenue growth in 2019 was driven broadly by our entire services and consumables portfolio. Geographically, revenue increased 9 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 5 percent in Europe with a 5 percentage point unfavorable currency impact and increased 10 percent in Asia Pacific with a 3 percentage point unfavorable currency impact. Agilent CrossLab business saw strong revenue growth in all key end markets, except in the diagnostics and clinical market, when compared to 2018.

Looking forward, the Agilent CrossLab portfolio of products and services capabilities is well positioned to continue to succeed in our key end markets. With less predictable access to customer sites during the global COVID-19 pandemic, the business is taking advantage of digital and remote capabilities to offer services and consumables to customers. Despite the current COVID-19 environment, we remain confident about the long-term growth opportunities as customer feedback remains very positive on the value Agilent CrossLab brings to customer labs. Geographically, the business is well diversified across all regions to take advantage of local market opportunities as they reopen to commerce.

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business' margins, expenses and income from operations for 2020 versus 2019 and 2019 versus 2018.

	Years Ended October 31,			2020 over 2019 Change	2019 over 2018 Change
	2020	2019	2018
(in millions, except margin data)
Total gross margin	52.2%	51.8%	50.4%	—	1 ppt
Research and development	$58	$58	$56	—	3%
Selling, general and administrative	$417	$421	$413	(1)%	2%
Operating margin	27.2%	25.8%	22.8%	1 ppt	3 ppts
Income from operations	$516	$475	$388	9%	23%

Gross margin for products and services was relatively flat in 2020 when compared to 2019. Gross margin benefited from lower service delivery costs which include travel, parts and labor as well as improved productivity in manufacturing in the consumables business. Those operational gains were offset by a net unfavorable impact from currency movements. Gross margin for products and services increased 1 percentage point in 2019 when compared to 2018. Gross margin was impacted by higher sales volume, combined with efficiency gains in the service delivery operation and in the logistics and manufacturing processes for the consumables business. Some of those gains were offset by higher wages and higher variable costs and increased headcount.

Research and development expenses were relatively flat in 2020 when compared to 2019. The higher wages and variable pay in research and development expenses were offset by lower travel costs and the reduction of other discretionary expenditures. Research and development expenses increased 3 percent in 2019 when compared to 2018. Research and development increased due to higher wages and higher variable pay and additional research and development expenditures from acquisitions made in 2018.

Selling, general and administrative expenses decreased 1 percent in 2020 when compared to 2019. Selling, general and administrative expenses decreased due to favorable currency movements, reduced travel and training by the sales organization, lower sales commissions, and a reduction in discretionary expenditures which were partially offset by higher wages. Selling, general and administrative expenses increased 2 percent in 2019 when compared to 2018. Selling, general and administrative expenses were higher due to additional operating expenses from our acquisitions made in 2018, in addition to higher wages and higher variable pay. Those increases were partially offset by a favorable impact from foreign currency movements.

Operating margin increased 1 percentage point in 2020 when compared to 2019. The increase was primarily due to the growth in revenue while lowering service delivery and selling costs and the reduction of discretionary expenditures, partially offset by higher wages. Operating margin increased 3 percentage points in 2019 when compared to 2018. The increase in operating margin was driven by the higher sales volume, combined with efficiency gains across the service delivery operations, order fulfillment processes and other operations.

Income from Operations

Income from operations in 2020 increased by $41 million or 9 percent when compared to 2019 on a revenue increase of $60 million. The increase was primarily due to the growth in revenue while lowering service delivery and selling costs and the reduction of discretionary expenditures, partially offset by higher wages. Income from operations in 2019 increased by $87 million or 23 percent when compared to 2018 on a revenue increase of $139 million. The increase was driven by the higher sales volume, combined with efficiency gains across the service delivery operations, order fulfillment processes and other operations.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. As of October 31, 2020, the CARES Act and other government benefits outside the U.S. did not have a material impact on our consolidated financial statements and related disclosures.

Our financial position as of October 31, 2020 consisted of cash and cash equivalents of $1,441 million as compared to $1,382 million as of October 31, 2019.

As of October 31, 2020, approximately $1,395 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $921 million in 2020 as compared to $1,021 million provided in 2019 and $1,087 million provided in 2018. We paid approximately $79 million under our variable and incentive pay programs in 2020, as compared to a total of $118 million in 2019 and $103 million in 2018. The decrease in the amount for variable and incentive pay programs paid in 2020 is primarily due to changes made for certain incentive pay programs which are now paid annually versus semi-annually as was done in 2019 and 2018. Net cash paid for income taxes was approximately $361 million in 2020 which included a one-time payment of $231 million related to the transfer of intellectual property compared to incomes taxes paid of $159 million in 2019 and $102 million in 2018. For the years ended October 31, 2020 and 2019, the net change in tax related assets and liabilities due to the Tax Act was zero compared to $552 million in the same period of 2018. In 2018, $552 million in tax-related assets and liabilities related to the enactment of the U.S. Tax Act, which primarily consisted of an estimated provision of $499 million of U.S. transition tax on deemed repatriated earnings of non-U.S. subsidiaries as well as an estimated $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate income tax rate. Deferred tax inflows were $29 million in 2020 compared to cash outflows of $255 million 2019, which included $266 million related to the extension of the company's tax incentive in Singapore, and cash outflows of $16 million in 2018. In 2020, there was a net unrealized gain on fair value of equity investments of $28 million. In 2020, there was an impairment charge of $99 million mainly related to the shutdown of our sequencer development program compared to impairment charges of zero in 2019, and $21 million in 2018. For the years ended October 31, 2020, 2019 and 2018, other assets and liabilities used cash of $181 million, $43 million and $4 million, respectively. The cash outflow in the year ended October 31, 2020 was largely the result of increased income tax payments, interest payments on senior notes and changes in deferred revenue. Cash outflow for the year ended October 31, 2019 and 2018 in other assets and liabilities is primarily due to tax payments and interest on senior notes.

In 2020, the change in accounts receivable used cash of $107 million, $106 million in 2019, and $65 million in 2018. Days' sales outstanding as of October 31, were 63 days in 2020, 61 days in 2019 and 54 days in 2018. The change in accounts payable provided cash of $2 million in 2020, $29 million in 2019 and $40 million in 2018. Cash used in inventory was $68 million in 2020, $36 million in 2019 and $83 million in 2018. Inventory days on-hand decreased to 93 days in 2020 compared to 97 days in 2019 and decreased compared to 98 days in 2018. In the year ended October 31, 2020, we increased our inventory levels to meet our customer needs in response to the COVID-19 pandemic.

We made no contributions to our U.S defined benefit plans in 2020, 2019 and 2018. We contributed $31 million in 2020 and $21 million each year in 2019 and 2018 to our non-U.S. defined benefit plans, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2020, 2019 and 2018. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. The increase in 2020 mainly related to $12 million additional contribution in the Netherlands. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2021. We expect to contribute $22 million to our non-U.S. defined benefit plans during 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2020 was $147 million and in 2019 was $1,590 million as compared to net cash used of $705 million in 2018.

Investments in property, plant and equipment were $119 million in 2020, $155 million in 2019 and $177 million in 2018. In 2020 we made no acquisitions of businesses. In 2019 we invested $1,408 million in acquisitions of businesses and intangible assets, net of cash acquired, for the acquisition of two businesses compared to the acquisition of seven businesses for $516 million in 2018. In 2020 cash used to purchase fair value investments was $20 million compared to $23 million outlay in 2019 and $11 million in 2018.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2020 was $717 million compared to $299 million in 2019 and $797 million in 2018.

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

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired approximately 5.2 million shares for $469 million under this authorization. As of October 31, 2020, we had remaining authorization to repurchase up to $558 million of our common stock under this program.

Dividends

For the years ended October 31, 2020, 2019 and 2018 cash dividends of $222 million, $206 million and $191 million were paid on the company's outstanding common stock, respectively. On November 18, 2020 we declared a quarterly dividend of $0.194 per share of common stock, or approximately $59 million which will be paid on January 27, 2021 to shareholders of record as of the close of business on January 5, 2021. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. For the year ended October 31, 2020, we borrowed $798 million and repaid $913 million under the credit facility. As of October 31, 2020, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of October 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental facilities as of October 31, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days. We were in compliance with the covenants for the credit facility during the year ended October 31, 2020.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of October 31, 2020, borrowings outstanding under our U.S. commercial paper program had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately five days. We had borrowings of $75 million outstanding under the U.S. commercial paper program as of October 31, 2020.

Long-term Debt

2022 Senior Notes

On September 13, 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The 2022 senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year and payments commenced on April 1, 2013.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 13, 2012. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2020 was less than $1 million.

2023 Senior Notes

On June 21, 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commenced January 15, 2014.

2026 Senior Notes

On September 22, 2016, the company issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2020 was $6 million.

2029 Senior Notes

On September 16, 2019, the company issued an aggregate principal amount of $500 million in senior notes ("2029 senior notes"). The 2029 senior notes were issued at 99.316% of their principal amount. The notes will mature on September 15, 2029, and bear interest at a fixed rate of 2.75% per annum. The interest is payable semi-annually on March 15th and September 15th of each year and payments commenced on March 15, 2020.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2020 was $5 million.

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commenced on December 4, 2020.

Off Balance Sheet Arrangements and Other

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

The following table summarizes our total contractual obligations at October 31, 2020 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Commitments to contract manufacturers and suppliers	$541	$15	$1	$—
Other purchase commitments	85	—	—	—
Retirement plans	22	—	—	—
Transitional pension contributions to our U.S. 401(k) plan	6	3	—	—
Total	$654	$18	$1	$—

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

Other Purchase Commitments. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $85 million within the next year. Approximately $23 million of the contracts relate to penalties that will reduce over the next 13 years.

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

We had no material off-balance sheet arrangements as of October 31, 2020 or October 31, 2019.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2020 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$1,000	$—	$1,300
Commercial paper	75	—	—	—
Interest expense	69	126	67	117
Transition tax	—	7	68	49
Operating leases	54	69	25	49
Total	$198	$1,202	$160	$1,515

Other long-term liabilities as of October 31, 2020 and October 31, 2019 include $323 million and $328 million, respectively, related to long-term income tax liabilities. Of these amounts, $199 million related to uncertain tax positions as of both October 31, 2020 and October 31, 2019, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent of our revenue in 2020, 51 percent of our revenue in 2019 and 53 percent of our revenue in 2018 were generated in U.S. dollars. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 1 percentage point in the year ended October 31, 2020. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2020 and 2019, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2020 and 2019, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended October 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Note 6 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $240 million as of October 31, 2020. As disclosed by management, the estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax law and regulations in a multitude of jurisdictions. The Company is subject to taxes in the U.S., Singapore and various other foreign jurisdictions and is subject to examinations of its tax returns by tax authorities in various jurisdictions around the world. The Company has a number of years and matters which remain subject to examination by tax authorities in various jurisdictions that could result in significant changes to unrecognized tax benefits due to either the expiration of a statute of limitation or a tax audit settlement which will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are there was significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, tax audits, and potential for significant adjustments as a result of such audits. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for uncertain tax positions, and controls addressing completeness of the uncertain tax positions, as well as controls over measurement of the liability. These procedures also included, among others, testing the completeness, accuracy, and relevance of information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international, federal, and state filing positions, and the related final tax returns, testing the calculation of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position, and evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's uncertain tax positions related to the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 17, 2020

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2020	2019	2018
	(in millions, except per share data)
Net revenue:
Products	$3,993	$3,877	$3,746
Services and other	1,346	1,286	1,168
Total net revenue	5,339	5,163	4,914
Costs and expenses:
Cost of products	1,796	1,680	1,595
Cost of services and other	706	678	639
Total costs	2,502	2,358	2,234
Research and development	495	404	387
Selling, general and administrative	1,496	1,460	1,389
Total costs and expenses	4,493	4,222	4,010
Income from operations	846	941	904
Interest income	8	36	38
Interest expense	(78)	(74)	(75)
Other income (expense), net	66	16	79
Income before taxes	842	919	946
Provision (benefit) for income taxes	123	(152)	630
Net income	$719	$1,071	$316

Net income per share:
Basic	$2.33	$3.41	$0.98
Diluted	$2.30	$3.37	$0.97

Weighted average shares used in computing net income per share:
Basic	309	314	321
Diluted	312	318	325

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2020	2019	2018

Net income	$719	$1,071	$316
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax expense (benefit) of $(3), $(2) and $1	(9)	(4)	6
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $(2) and $1	2	(6)	3
Foreign currency translation, net of tax expense (benefit) of $1, $(10) and $7	10	10	(58)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense (benefit) of $0, $(25) and $(3)	(5)	(93)	(7)
Change in net prior service benefit, net of tax benefit of $(1), $(2) and $(2)	(6)	(6)	(6)
Other comprehensive loss	(8)	(99)	(62)
Total comprehensive income	$711	$972	$254

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2020	2019
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,441	$1,382
Accounts receivable, net	1,038	930
Inventory	720	679
Other current assets	216	198
Total current assets	3,415	3,189
Property, plant and equipment, net	845	850
Goodwill	3,602	3,593
Other intangible assets, net	831	1,107
Long-term investments	158	102
Other assets	776	611
Total assets	$9,627	$9,452
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$354	$354
Employee compensation and benefits	367	334
Deferred revenue	386	336
Short-term debt	75	616
Other accrued liabilities	285	440
Total current liabilities	1,467	2,080
Long-term debt	2,284	1,791
Retirement and post-retirement benefits	389	360
Other long-term liabilities	614	473
Total liabilities	4,754	4,704
Commitments and contingencies (Note 17)
Total equity:
Stockholders' equity:
Preferred stock;$0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 306 million shares at October 31, 2020 and 309 million shares at October 31, 2019 issued and outstanding	3	3
Additional paid-in-capital	5,311	5,277
Retained earnings (accumulated deficit)	81	(18)
Accumulated other comprehensive loss	(522)	(514)
Total stockholders' equity	4,873	4,748
Total liabilities and stockholders' equity	$9,627	$9,452
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$719	$1,071	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	238	210
Share-based compensation	83	72	70
Deferred taxes	29	(255)	(16)
Excess and obsolete inventory related charges	28	19	26
Gain on step acquisition	—	—	(20)
Asset impairment charges	99	—	21
Unrealized gain on equity securities, net	(28)	(1)	—
Loss on extinguishment of debt	—	9	—
Other	8	7	9
Changes in assets and liabilities:
Accounts receivable, net	(107)	(106)	(65)
Inventory	(68)	(36)	(83)
Accounts payable	2	29	40
Employee compensation and benefits	29	23	31
Changes in assets and liabilities due to Tax Act	—	—	552
Treasury lock agreement payment	—	(6)	—
Other assets and liabilities	(181)	(43)	(4)
Net cash provided by operating activities	921	1,021	1,087
Cash flows from investing activities:
Investments in property, plant and equipment	(119)	(155)	(177)
Proceeds from the sale of property, plant and equipment	1	—	1
Payment to acquire fair value investment	(20)	(23)	(11)
Payment in exchange for convertible note	(9)	(3)	(2)
Payment to acquire intangible assets	—	(1)	—
Acquisitions of businesses and intangible assets, net of cash acquired	—	(1,408)	(516)
Net cash used in investing activities	(147)	(1,590)	(705)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	60	54	56
Payment of taxes related to net share settlement of equity awards	(37)	(16)	(30)
Treasury stock repurchases	(469)	(723)	(422)
Payment of dividends	(222)	(206)	(191)
Issuance of senior notes	499	497	—
Debt issuance costs	(4)	(4)	—
Proceeds from commercial paper	420	—	—
Repayment of commercial paper	(345)	—	—
Repayment of finance leases	(4)	—	—
Purchase of non-controlling interest	—	(4)	—
Proceeds from credit facility and short-term loan	798	805	483
Repayment of debt and credit facility	(1,413)	(702)	(693)
Net cash used in financing activities	(717)	(299)	(797)
Effect of exchange rate movements	2	2	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	59	(866)	(432)
Cash, cash equivalents and restricted cash at beginning of year	1,388	2,254	2,686
Cash, cash equivalents and restricted cash at end of year	$1,447	$1,388	$2,254

Supplemental cash flow information:
Income tax payments, net	$361	$159	$102
Interest payments	$71	$80	$80
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(1)	$(21)	$(5)
The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2017	321,975	$3	$5,300	$(126)	$(346)	$4,831	$4	$4,835
Components of comprehensive income, net of tax:
Net income	—	—	—	316	—	316	—	316
Other comprehensive loss	—	—	—	—	(62)	(62)	—	(62)
Total comprehensive income						254		254
Cash dividends declared ($0.596 per common share)	—	—	—	(191)	—	(191)	—	(191)
Share-based awards issued	2,176	—	25	—	—	25	—	25
Repurchase of common stock	(6,436)	—	(87)	(335)		(422)	—	(422)
Share-based compensation	—	—	70	—	—	70	—	70
Balance as of October 31, 2018	317,715	$3	$5,308	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	33	(7)	26	—	26
Components of comprehensive income, net of tax;
Net income	—	—	—	1,071	—	1,071	—	1,071
Other comprehensive loss	—	—	—	—	(99)	(99)	—	(99)
Total comprehensive income						972		972
Cash dividends declared ($0.656 per common share)	—	—	—	(206)	—	(206)	—	(206)
Purchase of non-controlling interest	—	—	—	—	—	—	(4)	(4)
Share-based awards issued	1,792	—	40	—	—	40	—	40
Repurchase of common stock	(10,436)	—	(143)	(580)	—	(723)	—	(723)
Share-based compensation	—	—	72	—	—	72	—	72
Balance as of October 31, 2019	309,071	$3	$5,277	$(18)	$(514)	$4,748	$—	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	719	—	719	—	719
Other comprehensive loss	—	—	—	—	(8)	(8)	—	(8)
Total comprehensive income						711		711
Cash dividends declared ($0.720 per common share)	—	—	—	(222)	—	(222)	—	(222)
Share-based awards issued	2,354	—	22	—	—	22	—	22
Repurchase of common stock	(5,227)	—	(71)	(398)	—	(469)	—	(469)
Share-based compensation	—	—	83	—	—	83	—	83
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873	$—	$4,873

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

Basis of Presentation.  The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is October 31. Unless otherwise stated, all years and dates refer to our fiscal year.

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

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. As a result, academic and research laboratories had temporarily closed in our second and third quarters and hospitals and testing laboratories had halted or reduced certain elective medical procedures, which had an adverse effect on our customers' business. The COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that could disrupt our business.

Revenue Recognition.  We enter into contracts to sell products, services or combinations of products and services. Products may include hardware or software and services may include one-time service events or services performed over time.

We derive revenue primarily from the sale of analytical and diagnostics products and services. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606’’). See also Note 4, "Revenue" for additional information on revenue recognition.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per country for each performance obligation. Standalone selling prices are determined for each distinct good or service in the contract, and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases for 2020 and ASC 840, Leases for prior periods. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type capital lease using the current lease classification guidance.

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

Advertising.  Advertising costs are generally expensed as incurred and amounted to $48 million in 2020, $36 million in 2019 and $41 million in 2018.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of October 31, 2020, approximately $1,395 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

	October 31,
	2020	2019	2018
	(in millions)
Cash and cash equivalents	$1,441	$1,382	$2,247
Restricted cash included in other assets	6	6	7
Total cash, cash equivalents and restricted cash	$1,447	$1,388	$2,254

Accounts Receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2020 and 2019 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount, and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2020, or 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases.  We determine whether an arrangement is, or contains, a lease at inception. Prior to November 1, 2019, for leases where we are the lessee, we accounted for operating lease payments by charging them to expense as incurred. At the beginning of fiscal 2020, the company adopted new lease accounting guidance issued by the Financial Accounting Standards Board ("FASB"). The most significant change requires lessees to record the present value of operating lease payments as right-of-use ("ROU") assets and lease liabilities on the consolidated balance sheet. Where we are the lessee, ROU assets represent the company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of operating lease liabilities as either current or non-current is based on the expected timing of payments due under our obligations. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rates, we have used a number of factors including the company's credit rating, the lease term and the currency swap rate. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense for operating leases with an initial term of more than twelve months is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components. We have elected to account for these payments as a single lease component.

A portion of our revenue relates to lease arrangements where Agilent is the lessor. Standalone lease arrangements are outside the scope of Accounting Standard Codification ("ASC") Topic 606, Revenue Contracts with Customers, and are therefore accounted for in accordance with ASC Topic 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement that contains equipment leases and the supply of consumables, the revenue associated with the instrument rental is treated under the lease accounting standard ASC 842, whereas the revenue associated with the consumables, the non-lease component, is recognized in accordance with the ASC 606 revenue standard.

   See also Note 2, "New Accounting Pronouncements" and Note 10, "Leases" for additional information about the company’s leases.

Acquisitions. Agilent accounts for the acquisition of a business using the acquisition method of accounting, and we allocate the fair value of the purchase price to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess value of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The fair value of IPR&D is initially capitalized as an intangible asset with an indefinite life. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized to costs of revenues over the asset’s estimated useful life.

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Specifically, our determination of the fair value of the developed product technology and IPR&D acquired

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Purchased Intangible Assets. Under the authoritative guidance we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

In fiscal year 2020, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2020, our annual impairment test date. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of each reporting unit is greater than its respective carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2020, 2019 and 2018.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2020. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these indefinite-lived intangible assets are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible asset is indicated. During the year ended October 31, 2020, we recorded an impairment of in-process research and development of $90 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During the year ended October 31, 2019 and 2018 there were no impairments of indefinite-lived intangible assets.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets.  We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended October 31, 2020 we recorded an impairment charge of long-lived assets including indefinite-lived in-process research and development of $98 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During fiscal year 2019, there were no impairments of other assets or intangible assets. During fiscal year 2018, we recorded an impairment charge of $21 million related to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  The company evaluates its investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2020 and 2019, there were no VIE's required to be consolidated in the company's consolidated financial statements because we do not have a controlling financial interest in any of the VIE's in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

During the year ended October 31, 2018, we exercised our option and acquired all of the remaining shares of Lasergen, Inc. ("Lasergen") that we did not already own for an additional cash consideration of approximately $107 million. The fair value remeasurement of our previous investment immediately before the acquisition resulted in a net gain of $20 million and was recorded in other income. Lasergen was previously considered a VIE.

As of October 31, 2020 and October 31, 2019, the total carrying value of investments and loans in privately held companies considered as VIEs was $67 million and $29 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the consolidated balance sheet.

Investments.  Equity investments without readily determinable fair value consist of non-marketable equity securities (typically investments in privately-held companies). These investments are accounted for using the measurement alternative at cost, and we adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net income as and when it occurs. Equity investments with readily determinable fair value consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Prior to fiscal year 2019, both equity investments without determinable fair value and with determinable fair value were accounted for using cost method of accounting, measured at historical cost less other-than-temporary investment. Trading securities, which are comprised of mutual funds, bonds and other similar instruments, other investments and deferred compensation liabilities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2020 and 2019. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy exceeds the carrying value by approximately $162 million as of October 31, 2020 and approximately $62 million as of October 31, 2019. The change in the fair value over carrying value in the year ended October 31, 2020 is primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments.

Warranty.  Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 16, "Guarantees".

Employee Compensation and Benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $111 million and $115 million as of October 31, 2020, and 2019, respectively.

Retirement and Post-Retirement Plans. Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. Assumptions used to determine the benefit obligations and the expense for these plans are derived annually. See Note 15, “Retirement plans and post-retirement pension plans” for additional information.

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

Share-Based Compensation.  For the years ended 2020, 2019 and 2018, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $84 million in 2020, $72 million in 2019 and $71 million in 2018. See Note 5, "Share-based Compensation" for additional information.

Derivative Instruments.  Agilent is exposed to global foreign currency exchange rate and interest rate risks in the normal course of business. We enter into foreign exchange hedging contracts, primarily forward contracts and purchased options, interest rate swaps and interest rate locks to manage financial exposures resulting from changes in foreign currency exchange rates and interest rates. In the vast majority of cases, these contracts are designated at inception as hedges of the related foreign currency or interest exposures. Foreign currency exposures include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the subsidiary. Interest rate exposures are associated with the company's fixed-rate debt. For option contracts, we exclude time value from the measurement of effectiveness. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Foreign exchange hedging contracts generally mature within twelve months, interest rate swaps mature at the same time as the maturity of the debt and interest rate locks mature at the same time as the issuance of debt. In order to manage foreign currency exposures in a few limited jurisdictions, we may enter into foreign exchange contracts that do not qualify for hedge accounting. In such circumstances, the local foreign currency exposure is offset by contracts owned by the parent company. We do not use derivative financial instruments for trading or speculative purposes.

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in comprehensive income (loss), a component of stockholders' equity. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The impact of the ineffectiveness measurement in 2020, 2019 and 2018 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $4 million loss for 2020, $7 million loss for 2019 and $3 million loss for 2018.

2.     NEW ACCOUNTING PRONOUNCEMENTS

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

On November 1, 2019, we adopted the new accounting guidance using the modified retrospective method, by applying the transition approach, for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning November 1, 2019 are presented under the new accounting standard, while prior period amounts have not been restated. The standard had a significant impact on the opening consolidated balance sheet as of November 1, 2019, but did not have a significant impact on the consolidated statement of operations or consolidated statement of cash flows for the year ended October 31, 2020 when compared to prior periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of the new accounting standard, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the ROU assets and lease liabilities.

Adoption of the new guidance impacted the consolidated balance sheet as follows:

	October 31, 2019	Impact of Adopting	November 1, 2019
	As Reported	Lease Guidance	As Adopted
	(in millions)
Other assets	$611	$192	$803
Other accrued liabilities	$440	$48	$488
Other long-term liabilities	$473	$144	$617

On November 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach only to contracts not completed as of this date. Results for reporting periods after November 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. The new guidance is effective for us beginning November 1, 2020. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In March 2020, the FASB issued an update for facilitation of the effects of reference rate reform on financial reporting. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the guidance provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. When elected, the optional expedients for contract modifications are applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic in the FASB's Accounting Standards Codification. The guidance was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. We are currently evaluating our contracts and we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and disclosures.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.     ACQUISITIONS

Acquisition of BioTek and ACEA

On August 23, 2019 we completed the acquisition of privately-owned Lionheart Technologies LLC ("BioTek"), a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.17 billion, under the merger agreement. As a result of the acquisition, BioTek became a wholly-owned subsidiary of Agilent. Accordingly, the results of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BioTek are included in Agilent's consolidated financial statements from the acquisition date. The acquisition of BioTek and its portfolio is another step to expand our position in the cell analysis market.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of August 23, 2019 (in millions):

Cash and cash equivalents	$10
Accounts receivable	28
Inventories	21
Other current assets	2
Property, plant and equipment	8
Intangible assets	641
Goodwill	483
Total assets acquired	$1,193
Accounts payable	(4)
Deferred revenue	(5)
Employee compensation and benefits	(7)
Other accrued liabilities	(2)
Long-term debt	(4)
Net assets acquired	$1,171

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the BioTek acquisition were as follows (in millions):

	Fair Value	Estimated Useful Life
Developed product technology	$387	5-13 years
Customer relationships	202	3-8 years
Backlog	5	2 months
Tradenames and trademarks	43	10 years
Total intangible assets subject to amortization	$637
In-process research and development	4
Total intangible assets	$641

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

The primary in-process research and development project acquired relates to a next version of a product which was subsequently released to customers in 2020. After release, the asset was moved to developed technology.

Acquisition and integration costs directly related to the BioTek acquisition totaled $12 million and $4 million for the year ended October 31, 2020 and 2019, respectively, and were recorded in operating expenses and cost of sales. Such costs are expensed in accordance with the authoritative accounting guidance.

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

The unaudited proforma financial information assumes that the companies were combined as of November 1, 2017 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, changes to interest income for cash used in the acquisition, interest expense associated with debt paid in connection with the acquisition and acquisition related transaction costs and tax related effects. The proforma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2018.

The unaudited proforma financial information for the year ended October 31, 2019 combines the historical results of Agilent for the year ended October 31, 2019 (which includes BioTek and ACEA after the acquisition date) and for BioTek for the ten months ended August 23, 2019.

The unaudited proforma financial information for the year ended October 31, 2018 combines the historical results of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agilent and ACEA for the year ended October 31, 2018 and BioTek for the year ended December 31, 2018 (due to differences in reporting periods).

4.     REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Year Ended October 31, 2020:
Americas	$784	$667	$517	$1,968
Europe	540	532	371	1,443
Asia Pacific	1,068	701	159	1,928
Total	$2,392	$1,900	$1,047	$5,339

Year Ended October 31, 2019:
Americas	$692	$664	$505	$1,861
Europe	551	522	368	1,441
Asia Pacific	1,059	654	148	1,861
Total	$2,302	$1,840	$1,021	$5,163

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Years Ended October 31,
	2020	2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$1,754	1,604
Chemical and Energy	1,154	1,199
Diagnostics and Clinical	787	785
Food	517	486
Academia and Government	526	474
Environmental and Forensics	601	615
Total	$5,339	5,163

Revenue by Type
Instrumentation	$2,249	2,150
Non-instrumentation and other	3,090	3,013
Total	$5,339	5,163

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balances of contract assets as of October 31, 2020 and 2019, were $153 million and $110 million, respectively. The increase in unbilled receivables during the year ended October 31, 2020 is a result of recognition of revenue upon the transfer of the control to the customer.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the years ended October 31, 2019 and 2020:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2018	$367
Impact of adoption of new revenue recognition guidance	(11)
Net revenue deferred in the period	303
Revenue recognized that was included in the contract liability balance at the beginning of the period	(287)
Change in deferrals from customer cash advances, net of revenue recognized	5
Contract liabilities acquired in business combinations	9
Currency translation and other adjustments	—
Ending balance as of October 31, 2019	$386
Net revenue deferred in the period	347
Revenue recognized that was included in the contract liability balance at the beginning of the period	(300)
Change in deferrals from customer cash advances, net of revenue recognized	9
Currency translation and other adjustments	4
Ending balance as of October 31,2020	$446

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The changes in total capitalized costs to obtain a contract were immaterial during the years ended October 31, 2020 and 2019 and are included in other current and long-term assets on the consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of October 31, 2020, was $217 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

5.     SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including restricted stock units, stock options, employee stock purchases made under our employee stock purchase plan and performance share awards granted to selected members of our senior management under the long-term performance plan ("LTPP") based on estimated fair values.

Description of Share-Based Plans

Employee Stock Purchase Plan.    Effective May 1, 2020, we adopted the 2020 Employee Stock Purchase Plan ("ESPP") which replaced our previous Employee Stock Purchase Plan. The ESPP allows eligible employees to contribute up to 10 percent of their base compensation to purchase shares of our common stock at 85 percent of the closing market price at purchase date. There are 31 million shares authorized for issuance in connection with the ESPP.

Under our ESPP, employees purchased 628,644 shares for $41 million in 2020, 603,488 shares for $37 million in 2019 and 558,116 shares for $32 million in 2018. As of October 31, 2020, the number of shares of common stock authorized and available for issuance under our ESPP was 25,770,573. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $22 million as of October 31, 2020.

Incentive Compensation Plans. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2009 plan replaced the Agilent Technologies, Inc. Amended and Restated 1999 Stock Plan and 1999 Non-Employee Director Stock Plan. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2020, 25,596,430 shares were available for future awards under the 2018 Plan.

Stock options under the 2018 Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options were granted prior to November 1, 2015 and generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. Agilent issues new shares of common stock when employee stock options are exercised.

Effective November 1, 2003, the Compensation Committee of the Board of Directors approved the LTPP, which is a performance stock award program administered under the 2018 Plan, for the company's executive officers and other key employees. Participants in this program are entitled to receive unrestricted shares of the company's stock after the end of a three-year period if specified performance targets are met. Certain LTPP awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the Total Stockholders’ Return (“TSR”) set at the beginning of the performance period. Effective November 1, 2015, the Compensation Committee of the Board of Directors approved another type of performance stock award for the company's executive officers and other key employees. Participants in this program are also entitled to receive unrestricted shares of the company's stock after the end of a three-year period if specified performance targets over the three-year period are met. The performance target for grants made beginning in 2017 and thereafter were based on Earnings Per Share ("EPS"). The performance targets for LTPP-EPS grants for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015, are subject to a one-year post-vest holding period.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the performance metrics, the final LTPP award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Cost of products and services	$21	$18	$16
Research and development	9	7	7
Selling, general and administrative	54	47	48
Total share-based compensation expense	$84	$72	$71

At October 31, 2020 and 2019, no share-based compensation was capitalized within inventory.

Valuation Assumptions

For all periods presented, shares granted under the LTPP (TSR) were valued using a Monte Carlo simulation. The ESPP allows eligible employees to purchase shares of our common stock at 85 percent of the fair market value at the purchase date.

The estimated fair value of restricted stock unit awards and LTPP (EPS) was determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield and as appropriate, a discount related to the one-year post vesting. The compensation cost for LTPP (EPS) awards reflects the cost of awards that are probable to vest at the end of the performance period.

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2020	2019	2018
LTPP:
Volatility of Agilent shares	23%	22%	21%
Volatility of selected peer-company shares	15%-44%	15%-66%	14%-66%
Pair-wise correlation with selected peers	29%	30%	32%

Post-vest restriction discount for all executive awards	5.3%	5.0%	4.8%

Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulation model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For LTPP (TSR) grants in 2017 and thereafter, we used our own historical stock price volatility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All LTPP awards granted have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employee were able to sell the shares during the lack of marketability period instead of being required to hold the shares.

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2020.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2019	1,445	$36
Exercised	(575)	$34
Outstanding at October 31, 2020	870	$37

The options outstanding and exercisable for equity share-based payment awards at October 31, 2020 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$25.01 - $30.00	228	1.7	$27	$17,192	228	1.7	$27	$17,192
$30.01 - $40.00	121	3.1	$39	7,586	121	3.1	$39	7,586
$40.01- over	521	4.0	$41	31,883	521	4.0	$41	31,883
	870	3.3	$37	$56,661	870	3.3	$37	$56,661

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $102.09 at October 31, 2020, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2020 was approximately 0.9 million.

The following table summarizes the aggregate intrinsic value of options exercised in 2020, 2019 and 2018:

	Aggregate Intrinsic Value	Weighted Average Exercise Price
	(in thousands)
Options exercised in fiscal 2018	$28,417	$32
Options exercised in fiscal 2019	$24,409	$33
Options exercised in fiscal 2020	$30,481	$34

As of October 31, 2020, the unrecognized share-based compensation cost for outstanding stock option awards, net of expected forfeitures, was zero. The amount of cash received from the exercise of share-based awards granted was $60 million in 2020, $54 million in 2019 and $56 million in 2018.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Vested Awards

The following table summarizes non-vested award activity in 2020 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2019	3,173	$60
Granted	1,091	$79
Vested	(1,629)	$52
Forfeited	(115)	$68
Change in LTPP shares in the year due to exceeding performance targets	298	$47
Non-vested at October 31, 2020	2,818	$70

As of October 31, 2020, the unrecognized share-based compensation cost for non-vested restricted stock awards was approximately $95 million which is expected to be amortized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested was $85 million for 2020, $69 million for 2019 and $58 million for 2018.

6.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
U.S. operations	$54	$189	$169
Non-U.S. operations	788	730	777
Total income before taxes	$842	$919	$946

The provision for income taxes is comprised of:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
U.S. federal taxes:
Current	$5	$(191)	$520
Deferred	4	—	51
Non-U.S. taxes:
Current	84	290	95
Deferred	24	(267)	(22)
State taxes, net of federal benefit:
Current	5	4	1
Deferred	1	12	(15)
Total provision (benefit)	$123	$(152)	$630

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Profit before tax times statutory rate	$177	$193	$221
Non-U.S. income taxed at different rates	(36)	(8)	(93)
Change in unrecognized tax benefits	(9)	(13)	(17)
Impact of the Tax Act	—	—	552
Extension of the tax incentive in Singapore	—	(299)	—
Excess tax benefits from stock-based compensation	(18)	(10)	(18)
Other, net	9	(15)	(15)
Provision (benefit) for income taxes	$123	$(152)	$630
Effective tax rate	14.6%	(16.5)%	66.6%

For 2020, the company's income tax expense was $123 million with an effective tax rate of 14.6 percent. For the year ended October 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by foreign income taxed at lower rates.

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

For 2018, the company's income tax expense was $630 million with an effective tax rate of 66.6 percent. For the year ended October 31, 2018, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete charge of $552 million related to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) consisting of (1) an expense of $499 million of U.S. transition tax and correlative items on deemed repatriated earnings of non-U.S. subsidiaries and (2) an expense of $53 million associated with the impact on deferred taxes resulting from the decreased U.S. corporate tax rate.

The company has negotiated tax holidays in several different jurisdictions, most significantly in Singapore. The tax holidays provide lower rates of taxation on certain classes of income and require various thresholds of investments and employment or specific types of income in those jurisdictions. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027. As a result of the incentives, the impact of the tax holidays decreased income taxes by $71 million, $368 million, and $87 million in 2020, 2019, and 2018, respectively. The benefit of the tax holidays on net income per share (diluted) was approximately $0.23, $1.16, and $0.27 in 2020, 2019 and 2018, respectively. Of the $1.16 benefit of the tax incentives on net income per share (diluted) in 2019, $0.94 of the benefit relates to one-time items from the extension of the company’s tax incentive in Singapore.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2020	2019
	(in millions)
Deferred Tax Assets
Intangibles	$153	$131
Pension benefits and retiree medical benefits	65	71
Employee benefits, other than retirement	31	34
Net operating loss, capital loss, and credit carryforwards	182	195
Share-based compensation	27	32
Deferred revenue	22	38
Lease obligations	35	—
Other	41	35
Deferred tax assets	$556	$536
Tax valuation allowance	(132)	(134)
Deferred tax assets, net of valuation allowance	$424	$402

Deferred Tax Liabilities
Property, plant and equipment	$(19)	$(16)
Right-of-use asset	(35)	—
Other	(14)	(7)
Deferred tax liabilities	$(68)	$(23)
Net deferred tax assets (liabilities)	$356	$379

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2020, we continued to maintain a valuation allowance of $132 million until sufficient positive evidence exists to support reversal. The valuation allowance is primarily related to deferred tax assets for the states of California and Colorado, along with the net operating losses in the Netherlands and capital losses in the U.S. and Australia.

At October 31, 2020, we had federal, state and foreign net operating loss carryforwards of approximately $11 million, $530 million and $411 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021. If not utilized, $123 million of the foreign net operating loss carryforwards will begin to expire in 2021. The remaining $288 million of the foreign net operating losses carry forward indefinitely. At October 31, 2020, we had federal and foreign capital loss carryforwards of $48 million and $118 million, respectively. If not utilized, the federal capital loss carryforwards will expire in 2022. The foreign capital losses carry forward indefinitely. At October 31, 2020, we had state tax credit carryforwards of approximately $83 million. The state tax credits carry forward indefinitely.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2020	2019
	(in millions)
Long-term deferred tax assets (included within other assets)	$380	$410
Long-term deferred tax liabilities (included within other long-term liabilities)	(24)	(31)
Total	$356	$379

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2020	2019
	(in millions)
Current income tax assets (included within other current assets)	$89	$68
Long-term income tax assets (included within other assets)	6	4
Current income tax liabilities (included within other accrued liabilities)	(63)	(292)
Long-term income tax liabilities (included within other long-term liabilities)	(323)	(328)
Total	$(291)	$(548)

Uncertain Tax Positions

The aggregate changes in the balances of our gross unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2020	2019	2018
	(in millions)
Balance, beginning of year	$206	$214	$224
Additions for tax positions related to the current year	6	7	27
Additions for tax positions from prior years	—	12	2
Reductions for tax positions from prior years	—	(2)	(13)
Statute of limitations expirations	(17)	(25)	(26)
Balance, end of year	$195	$206	$214

As of October 31, 2020, we had $240 million of unrecognized tax benefits, including interest and penalties of which $215 million, if recognized, would affect our effective tax rate. However, approximately $25 million of the unrecognized tax benefits were related to state income tax positions that, if recognized, would be in the form of a deferred tax asset that would likely not affect our effective tax rate due to a valuation allowance.

We recognized tax expense of $8 million, $9 million and $11 million for interest and penalties related to unrecognized tax benefits in 2020, 2019 and 2018, respectively. Interest and penalties accrued as of October 31, 2020 and 2019 were $45 million and $36 million, respectively.

In the U.S., tax years remain open back to the year 2017 for federal income tax purposes and for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2009.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Numerator:
Net income	$719	$1,071	$316
Denominators:
Basic weighted average shares	309	314	321
Potential common shares — stock options and other employee stock plans	3	4	4
Diluted weighted average shares	312	318	325

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

In 2020, 2019 and 2018, we issued share-based awards of approximately 2 million each year.  For the years ended 2020, 2019 and 2018, the impacts of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share were not material.

8.     INVENTORY

Inventory as of October 31, 2020 and 2019 consisted of the following:

	October 31,
	2020	2019
	(in millions)
Finished goods	$417	$416
Purchased parts and fabricated assemblies	303	263
Inventory	$720	$679

Inventory-related excess and obsolescence charges of $28 million were recorded in cost of products in 2020, $19 million in 2019 and $26 million in 2018. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of October 31, 2020 and 2019, consisted of the following:

	October 31,
	2020	2019
	(in millions)
Land	$58	$57
Buildings and leasehold improvements	1,055	1,012
Machinery and equipment	579	546
Software	182	160
Total property, plant and equipment	1,874	1,775
Accumulated depreciation and amortization	(1,029)	(925)
Property, plant and equipment, net	$845	$850

In 2020 we recorded $6 million in asset impairments related to the shutdown of our sequencer development program. There were no asset impairments in 2019 and less than $1 million in asset impairments in 2018. Depreciation expenses were $119 million in 2020, $111 million in 2019 and $102 million in 2018. In 2020 and 2019 we retired approximately $29 million and $23 million, respectively, of fully depreciated assets that were no longer in use.

10.     LEASES

As a lessee, we have various non-cancelable operating lease agreements for office space, warehouses, distribution centers, research and development facilities, manufacturing and production locations as well as vehicles, personal computers and other equipment. Our real estate leases have remaining lease terms of one to thirty years, which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude options that are not reasonably certain to be exercised from our lease terms, ranging from six months to twenty years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive incentives from our landlords, such as rent abatement periods, which effectively reduce the total lease payments owed for these leases. Vehicle, personal computer and other equipment operating leases have terms between three and five years.

Prior to the adoption of the new lease accounting standard, future minimum lease payments as of October 31, 2019 under non-cancelable leases with initial terms exceeding twelve months were as follows:

Operating Leases
(in millions)
2020	$52
2021	$41
2022	$29
2023	$21
2024	$14
Thereafter	$56

The components of lease cost for operating leases were as follows:

Year Ended October 31, 2020
(in millions)
Operating lease cost	$60
Short-term lease cost	1
Variable lease cost (a)	14
Sublease income	(14)
Total lease cost	$61
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

Total rent expense was $75 million in 2019 and $64 million in 2018.

Supplemental cash flow information related to leases was as follows:

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended October 31, 2020
(in millions)
Cash paid for amounts included in the amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$59
Non-cash right of use assets obtained in exchange for operating lease obligations	$37

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Line Item	October 31, 2020
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$175

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$51
Long-term
Operating lease liabilities	Other long-term liabilities	$127

Weighted average remaining lease term (in years)
Operating leases		7.9 years

Weighted average discount rate
Operating leases		2.1%

Future minimum rents payable as of October 31, 2020 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows:

Operating Leases
(in millions)
2021	$54
2022	41
2023	28
2024	16
2025	9
Thereafter	49
Total undiscounted future minimum lease payments	$197
Less: amount of lease payments representing interest	(19)
Present value of future minimum lease payments	$178
Less: current liabilities	(51)
Long-term lease liabilities	$127

As of October 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.

As a lessor, we have contracts for equipment leased to customers in connection with our diagnostics business which include both operating-type lease and sales-type lease arrangements. We account for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under the leasing ASC 842 guidance. Equipment lease revenue for operating lease agreements is recognized as visualization kits and reagents are shipped over the life of the lease, and the cost of customer leased equipment is recorded within property, plant and equipment, net in the consolidated balance sheet and depreciated over the equipment’s estimated useful life. For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded which is calculated at the present value of the remaining lease payments due from the lessee.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue allocated to the lease income for both finance/sales-type lease and operating lease rental arrangements represents less than one percent of total net revenue in the year ended October 31, 2020.

As of October 31, 2020, the original cost and net book value of operating leased assets was $43 million and $12 million, respectively. As of October 31, 2020, lease receivables related to sales-type leases were $44 million. As of October 31, 2019, the original cost and net book value of operating leased assets was $49 million and $17 million, respectively. As of October 31, 2019, lease receivables related to sales-type leases were $37 million.

11.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the years ended October 31, 2019 and 2020:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2018	$803	$1,607	$563	$2,973
Foreign currency translation impact	(1)	(2)	(2)	(5)
Goodwill arising from acquisitions	636	(11)	—	625
Goodwill as of October 31, 2019	$1,438	$1,594	$561	$3,593
Foreign currency translation impact	3	5	1	9
Goodwill as of October 31, 2020	$1,441	$1,599	$562	$3,602

As of September 30, 2020, our annual impairment test date, we assessed goodwill for triggering events and circumstances, including impacts due to COVID-19, and determined no impairment of goodwill was indicated for our reporting units.

The component parts of other intangible assets at October 31, 2019 and 2020 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2019:
Purchased technology	$1,413	$763	$650
Backlog	5	5	—
Trademark/Tradename	196	102	94
Customer relationships	329	87	242
Third-party technology and licenses	28	22	6
Total amortizable intangible assets	$1,971	$979	$992
In-Process R&D	115	—	115
Total	$2,086	$979	$1,107
As of October 31, 2020:
Purchased technology	$1,429	$863	$566
Trademark/Tradename	196	117	79
Customer relationships	330	158	172
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	$1,966	$1,145	$821
In-Process R&D	10	—	10
Total	$1,976	$1,145	$831

During fiscal year 2020, we recorded no additions to goodwill or to intangible assets. During the year ended October 31, 2020 we moved $15 million of in-process research and development intangible assets to purchased technology on the completion of three projects.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2019, we recorded additions to goodwill of $636 million and to other intangible assets of $744 million related to the acquisition of ACEA Biosciences and BioTek. In the second quarter of fiscal year 2019, we recorded a measurement period adjustment to goodwill of $11 million for deferred tax assets related to pre-acquisition net operating losses of Advanced Analytical Technologies, Inc. The increase to other intangible assets due to foreign currency translation was not material in 2019.

In general, for United States federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

During fiscal year 2020, we recorded an impairment of in-process research and development of $90 million in research and development expenses in the consolidated statement of operations which was related to the shutdown of our sequencer development program in our diagnostics and genomics segment. There were no impairments of indefinite-lived intangible assets during fiscal year 2019 and 2018. During fiscal years 2020 and 2019, there were no impairments of finite-lived intangible assets recorded. During 2018, we recorded an impairment of $21 million related to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable.

During 2020, we also wrote-off the gross carrying amount of $17 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

Amortization expense of intangible assets was $186 million in 2020, $128 million in 2019, and $110 million in 2018.

Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2021	$174
2022	$151
2023	$109
2024	$87
2025	$70
Thereafter	$230

12.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2020 and 2019 (net book value):

	October 31,
	2020	2019
	(in millions)
Long-Term
Equity investments - without readily determinable fair value	$103	$47
Equity investments - with readily determinable fair value	25	25
Trading securities	30	30
Total	$158	$102

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investments without RDFV are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment.

We recorded a net unrealized loss on our equity securities with RDFV of $1 million in 2020 and a net unrealized gain of $3 million in 2019. Net unrealized gains on our equity securities without RDFV were $27 million and $1 million in 2020 and 2019, respectively. Upon adoption of new accounting guidance relating to financial instruments beginning fiscal year 2019, the gains and losses on such securities are recognized in other income (expense) and therefore not applicable in prior periods. As of November 1, 2019, total impact of adoption of this accounting guidance to our consolidated balance sheet was an increase of $7 million to equity securities with RDFV (included within long-term investments) and a net increase of $5 million to beginning retained earnings.

Net unrealized gains on our trading securities portfolio were $2 million in 2020, $3 million in 2019 and $1 million in 2018.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 were as follows:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$740	$740	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$797	$770	$27	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$47	$—	$47	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 were as follows:

		Fair Value Measurement at October 31, 2019 Using
	October 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$784	$784	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$851	$814	$37	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$36	$—	$36	$—

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Trading securities, which are comprised of mutual funds, bonds and other similar instruments, other investments and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) within stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2020, 2019 and 2018:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Long-lived assets held and used	$98	$—	$21
Long-lived assets held for sale	$—	$—	$—

For the year ended October 31, 2020, long-lived assets held and used, including indefinite lived in-process research and development intangible assets, with a carrying amount of $98 million were written down to their fair value of zero, resulting in an impairment charge of $98 million related to the shutdown of our sequencer development program and other assets in our diagnostics and genomics segment. There were no impairments of long-lived assets held and used in 2019. For 2018, long lived assets held and used with a carrying amount of $21 million were written down to their fair value of zero, resulting in an impairment charge of $21 million, which relates to purchased intangible assets within the diagnostics and genomics segment that were deemed unrecoverable and were included in net income.

There were no impairments of long-lived assets held for sale in 2020, 2019 and 2018.

Fair values for the impaired long-lived assets during 2020 and 2018 were measured using level 3 inputs. To determine the fair value of long-lived assets in 2020 and 2018, we used the income approach based on projected discounted cash flows expected to be generated by the long-lived assets over the remaining useful life.

For the year ended October 31, 2020 and 2019, there were no impairments in non-marketable securities without readily determinable fair value. For the year ended October 31, 2020 and 2019, a net unrealized gain of $27 million and $1 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of October 31, 2020 and 2019, the carrying amount of non-marketable equity securities without readily determinable fair values was $103 million and $47 million, respectively.

Fair values for the non-marketable securities included in long-term investments on the consolidated balance sheet were measured using Level 3 inputs because they are primarily equity stock issued by private companies without quoted market prices. To estimate the fair value of our non-marketable securities, we use the measurement alternative to record these investments at cost and adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) as and when they occur.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts and purchased options to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of October 31, 2020, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).  Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the years ended October 31, 2020, 2019 and 2018, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 13, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012, and we recognized a deferred gain in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2020 was less than $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2020 was $6 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2020 was $5 million.

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

As of October 31, 2020, we have 3 open forward contracts to sell euros to buy USD maturing in the first quarter of fiscal year 2021, and these are designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euro functional currency. In the year ended October 31, 2020, the change in fair value of the net investment hedge resulted in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a net loss of $5 million recognized in accumulated other comprehensive income. For the year ended October 31, 2020, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative instruments are recognized in other income (expense), net in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2020, was $16 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2020.

There were 270 foreign exchange forward contracts open as of October 31, 2020 and designated as cash flow hedges. There were 183 foreign exchange forward contracts open as of October 31, 2020 not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of October 31, 2020 and designated as a net investment hedge. The aggregated notional amounts by currency and designation as of October 31, 2020 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(59)	$(94)	$17
British Pound	(41)	—	7
Canadian Dollar	(33)	—	(7)
Japanese Yen	(83)	—	(39)
Korean Won	(58)	—	(32)
Singapore Dollar	12	—	23
Chinese Yuan Renminbi	(74)	—	(66)
Swedish Krona	—	—	(10)
Taiwan Dollar	—	—	(14)
India Rupee	—	—	(15)
Other	4	—	2
	$(332)	$(94)	$(134)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2020 and 2019 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2020	October 31, 2019	Balance Sheet Location	October 31, 2020	October 31, 2019
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$—	$3	Other accrued liabilities	$12	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$9	Other accrued liabilities	$5	$4
Total derivatives	$2	$12		$17	$6

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Loss on interest rate swaps recognized in other comprehensive income (loss)	$—	$(6)	$—
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1)	$(1)	$(1)
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(12)	$—	$7
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(1)	$9	$(3)
Gain (loss) on time value of forward contracts recorded in cost of sales	$2	$2	$—
Net investment hedges
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive income (loss)	$(5)	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(1)	$2	$(2)

At October 31, 2020 the estimated amount of existing net loss that is expected to be reclassified from accumulated other comprehensive income (loss) to cost of sales within the next twelve months is $7 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

General.  Substantially all of our employees are covered under various defined benefit and/or defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

Agilent provides defined benefits to U.S. employees who meet eligibility criteria under the Agilent Technologies, Inc. Retirement Plan (the "RP").

For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under the Agilent defined contribution Deferred Profit-Sharing Plan (the "DPSP"), which was closed to new participants as of November 1993.

As of October 31, 2020 and 2019, the fair value of plan assets of the DPSP was $123 million and $132 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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
–Eligible retirees who were less than age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for a fixed amount which can be utilized to pay for either sponsored plans and/or individual Medicare plans.
–Effective January 1, 2012, employees who were at least age 50 as of January 1, 2005 and who retire after age 55 with 15 or more years of service are eligible for fixed dollar subsidies and stipends. Grandfathered retirees receive a fixed monthly subsidy toward pre-65 premium costs (subsidy capped at 2011 levels) and a fixed monthly stipend post-65. The subsidy amounts will not increase.
–Any new employee hired on or after November 1, 2014, will not be eligible to participate in the retiree medical plans upon retiring.
–As of April 30, 2016, benefits under this plan were changed for Active employees who have not met the eligibility requirement - 55 years old with at least 15 years of Agilent service, as of April 30, 2016 - for the Retiree Medical Account (RMA) under the U.S. Post Retirement Benefit Plan. These employees will only be eligible for 50 percent of the current RMA reimbursement amount upon retirement.

401(k) Defined Contribution Plan.  Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. We match contributions to employees up to a maximum of 6 percent of an employee's annual eligible compensation. Effective May 1, 2016 until April 30, 2022, we will provide an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the RP benefits being frozen. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $41 million in 2020, $39 million in 2019 and $37 million in 2018.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended October 31, 2020, 2019 and 2018, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$—	$—	$—	$24	$20	$20	$1	$—	$1
Interest cost on benefit obligation	15	18	16	8	14	13	3	4	3
Expected return on plan assets	(28)	(27)	(28)	(47)	(43)	(46)	(7)	(7)	(7)
Amortization of net actuarial loss	3	1	1	49	34	29	4	4	8
Amortization of prior service benefit	—	—	—	—	—	—	(7)	(8)	(8)
Total periodic benefit cost (benefit)	$(10)	$(8)	$(11)	$34	$25	$16	$(6)	$(7)	$(3)
Settlement (gain) loss	$4	$—	$—	$—	$—	$(5)	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$26	$51	$2	$20	$104	$49	$5	$5	$(2)
Amortization of net actuarial loss	(3)	(1)	(1)	(49)	(34)	(29)	(4)	(4)	(8)
Amortization of prior service benefit	—	—	—	—	—	—	7	8	8
Loss due to settlement	(4)	—	—	—	—	—	—	—	—
Foreign currency	—	—	—	10	(3)	1	—	—	—
Total recognized in other comprehensive (income) loss	$19	$50	$1	$(19)	$67	$21	$8	$9	$(2)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$13	$42	$(10)	$15	$92	$32	$2	$2	$(5)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status.    As of October 31, 2020 and 2019, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$432	$401	$911	$825	$95	$90
Actual return on plan assets	30	50	(2)	85	6	11
Employer contributions	—	—	32	21	—	—
Participants' contributions	—	—	1	1	—	—
Benefits paid	(8)	(19)	(31)	(29)	(8)	(6)
Settlements	(15)	—	—	—	—	—
Currency impact	—	—	34	8	—	—
Fair value — end of year	$439	$432	$945	$911	$93	$95
Change in benefit obligation:
Benefit obligation — beginning of year	$491	$420	$1,067	$913	$94	$87
Service cost	—	—	24	20	1	—
Interest cost	15	18	8	14	3	4
Participants' contributions	—	—	1	1	—	—
Actuarial (gain) loss	28	74	(19)	143	4	9
Benefits paid	(9)	(21)	(31)	(29)	(8)	(6)
Settlements	(15)	—	—	—	—	—
Currency impact	—	—	44	5	—	—
Benefit obligation — end of year	$510	$491	$1,094	$1,067	$94	$94
Overfunded (underfunded) status of PBO	$(71)	$(59)	$(149)	$(156)	$(1)	$1

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$—	$—	$123	$106	$—	$1
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(70)	(58)	(272)	(262)	(1)	—
Total net asset (liability)	$(71)	$(59)	$(149)	$(156)	$(1)	$1

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial (gains) losses	$134	$115	$311	$330	$11	$10
Prior service costs (benefits)	—	—	—	—	(5)	(12)
Total	$134	$115	$311	$330	$6	$(2)

The amounts in accumulated other comprehensive income (loss) expected to be recognized by Agilent as components of net expense during 2021 are as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
Amortization of net prior service cost (benefit)	$—	$—	$(1)
Amortization of actuarial net loss	$4	$52	$4

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Policies and Strategies as of October 31, 2020 and 2019. In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consist of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation ranges from 24 percent to 60 percent to equities, from 38 percent to 65 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2020 and 2019 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

Other Investments - Other investments also include partnership investments where, due to their private nature, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships are classified as Level 3.

Agilent has adopted the accounting guidance related to the presentation of certain investments using the NAV practical expedient. The accounting guidance exempts investments using this practical expedient from categorization within the fair value hierarchy.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2020 and 2019.

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$1	$—	$—	$—	$1
Equity	357	77	—	—	280
Fixed Income	79	39	—	—	40
Other Investments	2	—	—	2	—
Total assets measured at fair value	$439	$116	$—	$2	$321
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2020 and 2019:

	Years Ended October 31.
	2020	2019
Balance, beginning of year	$4	$6
Realized gains/(losses)	(3)	(1)
Unrealized gains/(losses)	2	1
Purchases, sales, issuances, and settlements	(1)	(2)
Transfers in (out)	—	—
Balance, end of year	$2	$4

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2020 and 2019.

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$—	$—	$—	$4
Equity	70	17	—	—	53
Fixed Income	18	9	—	—	9
Other Investments	1	—	—	1	—
Total assets measured at fair value	$93	$26	$—	$1	$66
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2020 and 2019:

	Years Ended October 31,
	2020	2019
Balance, beginning of year	$2	$4
Realized gains/(losses)	(1)	(1)
Unrealized gains/(losses)	1	—
Purchases, sales, issuances, and settlements	(1)	(1)
Transfers in (out)	—	—
Balance, end of year	$1	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2020 and 2019:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$7	$—	$6	$—	$1
Equity	504	315	48	—	141
Fixed Income	434	102	238	—	94
Other Investments	—	—	—	—	—
Total assets measured at fair value	$945	$417	$292	$—	$236
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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2020 or 2019.

	2020		2019
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$510	$439	$491	$432
U.S. defined benefit plans where fair value of plan assets exceeds PBO	—	—	—	—
Total	$510	$439	$491	$432

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$697	$425	$752	$490
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	397	520	315	421
Total	$1,094	$945	$1,067	$911

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$510	$439	$491	$432
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	—	—	—	—
Total	$510	$439	$491	$432

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$675	$425	$651	$418
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	387	520	381	493
Total	$1,062	$945	$1,032	$911

Contributions and Estimated Future Benefit Payments.  During fiscal year 2021, we expect to make no contributions to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $22 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2021	$33	$33	$8
2022	$31	$34	$8
2023	$33	$36	$7
2024	$34	$36	$7
2025	$33	$37	$7
2026 - 2030	$152	$192	$35

Assumptions.  The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2020 and 2019, were determined based on the results of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2020	2019	2018
U.S. defined benefit plans:
Discount rate	3.25%	4.50%	3.75%
Expected long-term return on assets	7.00%	7.00%	7.00%
Non-U.S. defined benefit plans:
Discount rate	0.22-1.81%	0.83-2.68%	0.67-2.52%
Average increase in compensation levels	2.25-3.00%	2.25-3.25%	2.00-3.25%
Expected long-term return on assets	4.00-5.75%	4.00-5.75%	4.00-6.00%
U.S. post-retirement benefits plans:
Discount rate	3.00%	4.25%	3.50%
Expected long-term return on assets	7.00%	7.00%	7.00%
Current medical cost trend rate	6.25%	6.00%	6.00%
Ultimate medical cost trend rate	4.50%	3.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2029

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2020	2019
U.S. defined benefit plans:
Discount rate	2.75%	3.25%
Non-U.S. defined benefit plans:
Discount rate	0.07-1.54%	0.22-1.81%
Average increase in compensation levels	2.00-3.00%	2.25-3.00%
U.S. post-retirement benefits plans:
Discount rate	2.50%	3.00%
Current medical cost trend rate	6.25%	6.25%
Ultimate medical cost trend rate	4.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029

Health care trend rates do not have a significant effect on the total service and interest cost components or on the post-retirement benefit obligation amounts reported for the U.S. Post-Retirement Benefit Plan for the year ended October 31, 2020.

16.   GUARANTEES

Standard Warranty

We accrue for standard warranty costs based on historical trends in actual warranty charges over the past 12 months. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our consolidated balance sheet. Our standard warranty terms typically extend to one year from the date of delivery, depending on the product.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2020	2019
	(in millions)
Standard warranty accrual, beginning balance	$32	$35
Accruals for warranties including change in estimates	49	54
Settlements made during the period	(49)	(57)
Standard warranty accrual, ending balance	$32	$32

Accruals for warranties due within one year	$30	$32
Accruals for warranties due after one year	2	—
Standard warranty accrual, ending balance	$32	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $43 million and $40 million as of October 31, 2020 and 2019, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2020.

Indemnifications to Officers and Directors

Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2020.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2020.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such business, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2020.

17.   COMMITMENTS AND CONTINGENCIES

Other Purchase Commitments.  Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $85 million. Approximately $23 million of the penalties for the new contracts will reduce over the next 13 years.

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

18.   SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. For the year ended October 31, 2020, we borrowed $798 million and repaid $913 million under the credit facility. As of October 31, 2020, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provides for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of October 31, 2020. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental facilities as of October 31, 2020. On April 17, 2020, we entered into a third amendment to the credit agreement which provides the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of the 2019 incremental term loans for an additional period of up to 364 days. We were in compliance with the covenants for the credit facility during the year ended October 31, 2020.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of October 31, 2020, borrowings outstanding under our U.S. commercial paper program had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately five days. We had borrowings of $75 million outstanding under the U.S. commercial paper program as of October 31, 2020.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $34 million. The gain was deferred and amortized to interest expense over the remaining life of the 2020 senior notes.

On September 17, 2019, we repaid the $500 million outstanding aggregate principal amount of our 2020 senior notes due July 15, 2020 that were called for redemption on August 16, 2019. The redemption price of approximately $512 million included a $12 million prepayment penalty. The redemption price was computed in accordance with the terms of the 2020 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest related to the redemption.  The prepayment penalty plus amortization of the previously deferred interest swap gain of $4 million and amortization of previously deferred debt issuance costs and discount of $1 million were recorded in other income (expense), net in the consolidated statement of operations. We also paid accrued and unpaid interest of $4 million on the 2020 senior notes up to but not including the redemption date.
19.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes:

	October 31, 2020	October 31, 2019
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$400	$399
2023 Senior Notes	598	597
2026 Senior Notes	298	298
2029 Senior Notes	493	492
2030 Senior Notes	495	—
Total	$2,284	$1,786

2022 Senior Notes

On September 13, 2012, the company issued an aggregate principal amount of $400 million in senior notes ("2022 senior notes"). The 2022 senior notes were issued at 99.80% of their principal amount. The notes will mature on October 1, 2022, and bear interest at a fixed rate of 3.20% per annum. The interest is payable semi-annually on April 1st and October 1st of each year and payments commenced on April 1, 2013.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 13, 2012. The treasury lock contracts were terminated on September 10, 2012 and we recognized a deferred gain in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2022 senior notes. The remaining gain to be amortized related to the treasury lock agreements at October 31, 2020 was less than $1 million.

2023 Senior Notes

On June 21, 2013, the company issued aggregate principal amount of $600 million in senior notes ("2023 senior notes"). The 2023 senior notes were issued at 99.544% of their principal amount. The notes will mature on July 15, 2023 and bear interest at a fixed rate of 3.875% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commenced January 15, 2014.

2026 Senior Notes

On September 22, 2016, the company issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2020 was $6 million.

2029 Senior Notes

On September 16, 2019, the company issued an aggregate principal amount of $500 million in senior notes ("2029 senior notes"). The 2029 senior notes were issued at 99.316% of their principal amount. The notes will mature on September 15, 2029, and bear interest at a fixed rate of 2.75% per annum. The interest is payable semi-annually on March 15th and September 15th of each year and payments commenced on March 15, 2020.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2020 was $5 million.

2030 Senior Notes

On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commenced on December 4, 2020.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness.

20.   STOCKHOLDERS' EQUITY

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

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired approximately 5.2 million shares for $469 million under this authorization. As of October 31, 2020, we had remaining authorization to repurchase up to $558 million of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2020, cash dividends of 0.720 per share, or $222 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2019, cash dividends of 0.656 per share, or $206 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2018, cash dividends of 0.596 per share, or $191 million were declared and paid on the company's outstanding common stock.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 18, 2020 we declared a quarterly dividend of $0.194 per share of common stock, or approximately $59 million which will be paid on January 27, 2021 to shareholders of record as of the close of business on January 5, 2021. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of our accumulated other comprehensive income (loss) as of October 31, 2020 and 2019, net of tax effect:

	October 31,
	2020	2019
	(in millions)
Foreign currency translation, net of tax expense of $(6) and $(5) for 2020 and 2019, respectively	$(194)	(204)
Unrealized losses (including prior service benefit) on defined benefit plans, net of tax benefit of $154 and $153 for 2020 and 2019, respectively	(317)	(306)
Unrealized gains (losses) on derivative instruments, net of tax benefit of $6 and $3 for 2020 and 2019, respectively	(11)	(4)
Total accumulated other comprehensive loss	$(522)	$(514)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2020 and 2019 were as follows:

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2018	$(214)	$134	$(335)	$7	$(408)

Impact of adoption of new guidance on tax effects in accumulated other comprehensive income (loss)	—	3	(9)	(1)	(7)

As of November 1, 2018	(214)	137	(344)	6	(415)

Other comprehensive loss before reclassifications	—	—	(157)	(6)	(163)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(8)	39	(8)	23

Tax benefit	10	2	25	4	41

Other comprehensive income (loss)	10	(6)	(93)	(10)	(99)

As of October 31, 2019	$(204)	$131	$(437)	$(4)	$(514)

Other comprehensive income (loss) before reclassifications	11	—	(66)	(12)	(67)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(7)	61	2	56

Tax (expense) benefit	(1)	1	—	3	3

Other comprehensive income (loss)	10	(6)	(5)	(7)	(8)

As of October 31, 2020	$(194)	$125	$(442)	$(11)	$(522)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2020 and 2019 were as follows (in millions):

Details about Accumulated Other Comprehensive Income components	Amounts Reclassified from Other Comprehensive Income		Affected line item in statement of operations
	2020	2019

Unrealized gains and (losses) on derivatives	$(2)	$8	Cost of products and interest expense
	(2)	8	Total before income tax
	—	(2)	(Provision)/benefit for income tax
	(2)	6	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(61)	(39)	Other (income) expense
Prior service benefit	7	8	Other (income) expense
	(54)	(31)	Total before income tax
	16	12	Benefit for income tax
	(38)	(19)	Total net of income tax

Total reclassifications for the period	$(40)	$(13)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 15, "Retirement Plans and Post Retirement Pension Plans").

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The profitability of each of the segments is measured after excluding items such as asset impairment charges, transformational initiatives, acquisition and integration costs, non-cash amortization of intangible assets related to business combinations, interest income, interest expense, and other items as noted in the reconciliations below.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
Year Ended October 31, 2020:
Total net revenue	$2,392	$1,047	$1,900	$5,339
Income from operations	$548	$192	$516	$1,256
Depreciation expense	$43	$39	$37	$119
Share-based compensation expense (1)	$35	$17	$29	$81
Year Ended October 31, 2019:
Total net revenue	$2,302	$1,021	$1,840	$5,163
Income from operations	$542	$185	$475	$1,202
Depreciation expense	$41	$35	$35	$111
Share-based compensation expense	$33	$14	$25	$72
Year Ended October 31, 2018:
Total net revenue	$2,270	$943	$1,701	$4,914
Income from operations	$543	$173	$388	$1,104
Depreciation expense	$38	$33	$31	$102
Share-based compensation expense	$33	$14	$24	$71

(1) Share-based compensation expense in 2020 excludes amounts not allocated to the segments related to accelerated share-based compensation expense from workforce reduction and from our acquisition of BioTek.

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2020	2019	2018
	(in millions)
Total reportable segments' income from operations	$1,256	$1,202	$1,104
Amortization of intangible assets related to business combinations	(184)	(125)	(105)
Acquisition and integration costs	(41)	(48)	(23)
Transformational initiatives	(53)	(44)	(25)
Acceleration of share-based compensation expense related to workforce reduction	(2)	—	—
Asset impairments	(99)	—	(21)
Business exit and divestiture costs	(2)	—	(9)
NASD site costs	—	(12)	(8)
Special compliance costs	—	(2)	(4)
Other (1)	(29)	(30)	(5)
Interest Income	8	36	38
Interest Expense	(78)	(74)	(75)
Other income (expense), net (2)	66	16	79
Income before taxes, as reported	$842	$919	$946

(1) For the years ended October 31, 2020 and 2019, the other category primarily includes legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) For the year ended October 31, 2020, other income (expense), net includes the settlement of a legal claim against Twist Bioscience Corporation.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2020, 2019 or 2018.

The following table reflects segment assets and capital expenditures under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
As of and for the Year Ended October 31, 2020:
Assets	$3,143	$2,515	$1,375	$7,033
Capital expenditures	$44	$34	$41	$119
As of and for the Year Ended October 31, 2019:
Assets	$3,202	$2,620	$1,331	$7,153
Capital expenditures	$59	$48	$48	$155

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2020	2019
	(in millions)
Total reportable segments' assets	$7,033	$7,153
Cash and cash equivalents	1,441	1,382
Prepaid expenses	106	94
Investments	158	102
Long-term and other receivables	114	100
Deferred tax assets	380	410
Right of use assets	175	—
Other	220	211
Total assets	$9,627	$9,452

The other category primarily includes overfunded pension assets which are not allocated to the segments.

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customers' location.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net revenue:
Year Ended October 31, 2020	$1,752	$1,087	$2,500	$5,339
Year Ended October 31, 2019	$1,619	$1,019	$2,525	$5,163
Year Ended October 31, 2018	$1,414	$1,015	$2,485	$4,914
1.China also includes Hong Kong net revenue.

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, right-of-use assets, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Asia and the rest of Europe.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Germany	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2020	$727	$126	$538	$1,391
October 31, 2019	$621	$122	$404	$1,147

QUARTERLY SUMMARY
(Unaudited)

	Three Months Ended
	January 31,	April 30,	July 31,	October 31,
	(in millions, except per share data)
2020
Net revenue	$1,357	$1,238	$1,261	$1,483
Gross profit	723	657	669	788
Income from operations	215	102	230	299
Net income	197	101	199	222

Net income per share — Basic	$0.64	$0.33	$0.64	$0.72
Net income per share — Diluted	$0.63	$0.32	$0.64	$0.71

Weighted average shares used in computing net income per share:
Basic	310	309	309	308
Diluted	313	312	312	311

Cash dividends per common share	$0.180	$0.180	$0.180	$0.180

2019
Net revenue	$1,284	$1,238	$1,274	$1,367
Gross profit	707	669	692	737
Income from operations	250	216	225	250
Net income	504	182	191	194

Net income per share — Basic	$1.58	$0.57	$0.61	$0.63
Net income per share — Diluted	$1.57	$0.57	$0.60	$0.62

Weighted average shares used in computing net income per share:
Basic	318	317	312	309
Diluted	322	321	316	313

Cash dividends per common share	$0.164	$0.164	$0.164	$0.164

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2020, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2020, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2020 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of October 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 17, 2021. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal year 2020. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2020. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	3,687,752	$37	51,367,003
Equity compensation plans not approved by security holders	—	—	—
Total	3,687,752	$37	51,367,003

(1)The number of securities remaining available for future issuance in column (c) includes 25,770,573 shares of common stock authorized and available for issuance under our current Employee Stock Purchase Plan ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 31 million shares.

(2)We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 15, 2017 and March 21, 2018, the Board and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the “2018 Plan”), which was an amendment and restatement of the company’s 2009 Stock Plan, approved by the Board and the stockholders, respectively, on November 19, 2008 and March 11, 2009. The 2018 Plan provides for awards of stock-based incentive compensation to our employees (including officers), directors and consultants. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions to vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years.

(3)We issue securities under our equity compensation plans in forms which do not require a payment by the recipient to us at the time of exercise or vesting, including restricted stock, restricted stock units and performance units. Accordingly, the weighted-average exercise price in column (b) does not take these awards into account.

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

Item 14.    Principal Accounting Fees and Services

Information about principal accountant fees and services as well as related pre-approval policies appear under "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Preapproval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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
1.    Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 54 of this report.
2.    Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2020
Tax valuation allowance	$134	$6	$(8)	$132
2019
Tax valuation allowance	$135	$9	$(10)	$134
2018
Tax valuation allowance	$138	$4	$(7)	$135

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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1

3.2	Amended and Restated Bylaws.	10-K	12/19/2019	3.2

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Sixth Supplemental Indenture, dated as of September 13, 2012, between the Company and U.S. Bank National Association	8-K	9/13/2012	4.01

4.4	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01

4.5	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

4.6	Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association	8-K	9/16/2019	4.1

4.7	First Supplemental Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association and Form of 2.750% Senior Note due 2029	8-K	9/16/2019	4.2

4.8	Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association and Form of 2.100% Senior Note due 2030	8-K	6/4/2020	4.1

4.9	Description of Securities	10-K	12/19/2019	4.8

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

10.4	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan effective May 1, 2020).*	10-Q	6/1/2020	10.1

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/7/2019	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *	10-K	12/20/2018	10.17

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *	10-K	12/20/2018	10.18

10.19	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.20	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.21	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.22	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

10.23	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.24	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.25	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.26	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.27	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer)*	10-K	12/22/2014	10.37

10.28	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.5

10.29	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.30	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.31	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.32	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.33	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.34	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.35	Credit Agreement, dated March 13, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	3/13/2019	10.1

10.36	Amendment No. 1 to Credit Agreement, dated August 7, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	8/8/2019	10.1

10.37	Amendment No. 2 to Credit Agreement, dated October 21, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	10/22/2019	10.1

10.38	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/20/2020	10.1

10.39	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*	10-K	12/22/2014	10.62

10.40	Letter of Terms and Conditions Localization Program by and among Jacob Thaysen and the Company *	10-K	12/21/2015	10.70

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.41	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

10.42	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*	10-K	12/20/2018	10.41

10.43	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell and the Company*	10-Q	6/1/2020	10.2

10.44	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.40

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2020.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

Date: December 17, 2020

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

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director, President and Chief Executive Officer	December 17, 2020
Michael R. McMullen	(Principal Executive Officer)

/s/ ROBERT W. MCMAHON	Senior Vice President and Chief Financial Officer	December 17, 2020
Robert W. McMahon	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 17, 2020
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 17, 2020
Koh Boon Hwee

/s/ MALA ANAND	Director	December 17, 2020
Mala Anand

/s/ HANS E. BISHOP	Director	December 17, 2020
Hans E. Bishop

/s/ PAUL N. CLARK	Director	December 17, 2020
Paul N. Clark

/s/ HEIDI KUNZ	Director	December 17, 2020
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 17, 2020
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 17, 2020
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph.D.	Director	December 17, 2020
George A. Scangos, Ph.D.

/s/ DOW R. WILSON	Director	December 17, 2020
Dow R. Wilson

/s/ TADATAKA YAMADA, M.D.	Director	December 17, 2020
Tadataka Yamada, M.D.