Form 10-Q
period 2021-01-31
AGILENT TECHNOLOGIES, INC.
filed 2021-03-02
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2021
OR
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

As of February 25, 2021, the registrant had 304,697,515 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Net revenue:
Products	$1,172	$1,023
Services and other	376	334
Total net revenue	1,548	1,357
Costs and expenses:
Cost of products	509	454
Cost of services and other	201	180
Total costs	710	634
Research and development	103	104
Selling, general and administrative	407	404
Total costs and expenses	1,220	1,142
Income from operations	328	215
Interest income	—	3
Interest expense	(19)	(20)
Other income (expense), net	3	21
Income before taxes	312	219
Provision for income taxes	24	22
Net income	$288	$197

Net income per share:
Basic	$0.94	$0.64
Diluted	$0.93	$0.63

Weighted average shares used in computing net income per share:
Basic	306	310
Diluted	309	313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020

Net income	$288	$197
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(2) and $0	(4)	1
Amounts reclassified into earnings related to derivative instruments, net of tax expense of $2 and $0	6	—
Foreign currency translation, net of tax expense of $0 and $0	42	(11)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4 and $3	9	6
Change in net prior service benefit, net of tax expense of $0 and $1	—	(3)
Other comprehensive income (loss)	53	(7)
Total comprehensive income	$341	$190

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,329	$1,441
Accounts receivable, net	1,087	1,038
Inventory	755	720
Other current assets	312	216
Total current assets	3,483	3,415
Property, plant and equipment, net	866	845
Goodwill	3,618	3,602
Other intangible assets, net	787	831
Long-term investments	165	158
Other assets	755	776
Total assets	$9,674	$9,627
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$398	$354
Employee compensation and benefits	298	367
Deferred revenue	419	386
Short-term debt	314	75
Other accrued liabilities	258	285
Total current liabilities	1,687	1,467
Long-term debt	2,185	2,284
Retirement and post-retirement benefits	389	389
Other long-term liabilities	609	614
Total liabilities	4,870	4,754
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 305 million shares at January 31, 2021 and 306 million shares at October 31, 2020 issued and outstanding	3	3
Additional paid-in-capital	5,266	5,311
Retained earnings	4	81
Accumulated other comprehensive loss	(469)	(522)
Total stockholders' equity	4,804	4,873
Total liabilities and stockholders' equity	$9,674	$9,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
Net income	$288	$197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	79
Share-based compensation	40	27
Deferred taxes	29	10
Excess and obsolete inventory related charges	6	4
Loss on extinguishment of debt	5	—
Unrealized gain on equity securities	—	(16)
Other non-cash expense, net	2	2
Changes in assets and liabilities:
Accounts receivable	(31)	(40)
Inventory	(35)	(32)
Accounts payable	43	(15)
Employee compensation and benefits	(88)	(80)
Other assets and liabilities	(97)	(195)
Net cash provided by (used in) operating activities	238	(59)

Cash flows from investing activities:
Investments in property, plant and equipment	(41)	(34)
Payment to acquire fair value investments	(1)	(1)
Net cash used in investing activities	(42)	(35)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	25	32
Payment of taxes related to net share settlement of equity awards	(72)	(33)
Payment of dividends	(59)	(56)
Proceeds from revolving credit facility	—	432
Repayment of revolving credit facility	—	(372)
Repayment of senior notes	(105)	—
Proceeds from commercial paper	785	—
Repayment of commercial paper	(546)	—
Repayment of finance lease	—	(4)
Treasury stock repurchases	(344)	(60)
Net cash used in financing activities	(316)	(61)

Effect of exchange rate movements	9	(1)

Net decrease in cash, cash equivalents and restricted cash	(111)	(156)

Cash, cash equivalents and restricted cash at beginning of period	1,447	1,388
Cash, cash equivalents and restricted cash at end of period	$1,336	$1,232

Supplemental cash flow information:
Income tax paid, net	$52	$241
Interest payments	$19	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	288	—	288
Other comprehensive income	—	—	—	—	53	53
Total comprehensive income						341
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $72	1,592	—	(47)	—	—	(47)
Repurchase of common stock	(2,885)	—	(38)	(306)	—	(344)
Share-based compensation	—	—	40	—	—	40
Balance as of January 31, 2021	304,905	$3	$5,266	$4	$(469)	$4,804

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of October 31, 2019	309,071	$3	$5,277	$(18)	$(514)	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	197	—	197
Other comprehensive loss	—	—	—	—	(7)	(7)
Total comprehensive income						190
Cash dividends declared ($0.18 per common share)	—	—	—	(56)	—	(56)
Share-based awards issued, net of tax of $33	1,703	—	(1)	—	—	(1)
Repurchase of common stock	(726)	—	(10)	(50)	—	(60)
Share-based compensation	—	—	27	—	—	27
Balance as of January 31, 2020	310,048	$3	$5,293	$73	$(521)	$4,848
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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2021 and 2020 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2020 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2021 and October 31, 2020, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2021 and 2020, condensed consolidated statement of operations for the three months ended January 31, 2021 and 2020, condensed consolidated statement of cash flows for the three months ended January 31, 2021 and 2020 and condensed consolidated statement of equity for the three months ended January 31, 2021 and 2020.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	January 31,	October 31
	2021	2020
	(in millions)
Cash and cash equivalents	$1,329	$1,441
Restricted cash included in other assets	7	6
Total cash, cash equivalents and restricted cash	$1,336	$1,447

Leases. As of January 31, 2021 and October 31, 2020, operating lease right-of-use assets where we are the lessee were $173 million and $175 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $176 million and $178 million as of January 31, 2021 and October 31, 2020, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2021 and October 31, 2020, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of January 31, 2021 and October 31, 2020, the total carrying value of investments and loans in privately held companies considered as VIEs was $78 million and $67 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy exceeds the carrying value by approximately $162 million as of January 31, 2021 and October 31, 2020. The fair value is greater than carrying value primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments.

 2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. On November 1, 2020, we adopted this guidance which did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued new guidance that simplifies the measurement of goodwill impairment by eliminating the Step 2 requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. On November 1, 2020, we adopted this guidance which did not have a material impact on our condensed consolidated financial statements.

In August 2018, the Financial Accounting Standards Board ("FASB") issued updates to improve the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement which eliminates certain disclosure requirements and modifies others. On November 1, 2020, we adopted these amendments which did not have a material impact on our consolidated financial statements and disclosures. See Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments disclosures.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. This guidance eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. On November 1, 2020, we early adopted this guidance which did not have a material impact on our condensed

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

consolidated financial statements and disclosures.

In March 2020, the FASB issued an update for facilitation of the effects of reference rate reform on financial reporting. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the guidance provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. When elected, the optional expedients for contract modifications are applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic in the FASB's Accounting Standards Codification. The guidance was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. In January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. We continue to monitor the impact that the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions.

Accounting Pronouncements Not Yet Adopted
There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended January 31,
	2021				2020
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$224	$179	$152	$555	$209	$167	$118	$494
Europe	190	147	100	437	167	133	92	392
Asia Pacific	308	206	42	556	262	170	39	471
Total	$722	$532	$294	$1,548	$638	$470	$249	$1,357

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$521	$423
Chemical and Energy	328	312
Diagnostics and Clinical	216	194
Food	162	130
Academia and Government	142	141
Environmental and Forensics	179	157
Total	$1,548	$1,357

Revenue by Type
Instrumentation	$681	$593
Non-instrumentation and other	867	764
Total	$1,548	$1,357

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of January 31, 2021 and October 31, 2020 were $154 million and $153 million, respectively. The increase in unbilled receivables during the three months ended January 31, 2021 is a result of recognition of revenue upon the transfer of the control to the customer.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the three months ended January 31, 2021:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2020	$446
Net revenue deferred in the period	197
Revenue recognized that was included in the contract liability balance at the beginning of the period	(186)
Change in deferrals from customer cash advances, net of revenue recognized	20
Currency translation and other adjustments	8
Ending balance as of January 31, 2021	$485

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the three months ended January 31, 2020 revenue recognized that was included in the contract liability balance at October 31, 2019 was $142 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2021 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2021, was $222 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

4.     SHARE-BASED COMPENSATION

We account for share-based awards in accordance with the provisions of the authoritative accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, restricted stock units, employee stock purchases made under our employee stock purchase plan and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return (“TSR”) and LTPP Earnings Per Share (“EPS”) programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards are subject to a one-year post-vest holding period.

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

In fiscal year 2021, we resumed granting stock options. Stock options granted under the 2018 Stock Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. We issue new shares of common stock when employee stock options are exercised.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Cost of products and services	$9	$6
Research and development	4	3
Selling, general and administrative	27	18
Total share-based compensation expense	$40	$27

At January 31, 2021 and October 31, 2020, there was no share-based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2021	2020
Stock Option Plans:
Weighted average risk-free interest rate	0.2%	—
Dividend yield	0.7%	—
Weighted average volatility	26%	—
Expected life	5.5 years	—
LTPP:
Volatility of Agilent shares	30%	23%
Volatility of selected peer-company shares	24%-57%	15%-44%
Pair-wise correlation with selected peers	45%	29%

Post-vest holding restriction discount for all executive awards	6.8%	5.3%

The fair value of share-based awards for our employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP (TSR) were valued using a Monte Carlo simulation model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.  For the volatility of our LTPP (TSR) grants, we used our own historical stock price volatility.

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

The estimated fair value of restricted stock units and LTPP (EPS) awards is determined based on the market price of our common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP (EPS) reflects the cost of awards that are probable to vest at the end of the performance period.

All LTPP awards granted to our senior management employees have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employees were able to sell the shares during the lack of marketability period, instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulation model and an expected dividend yield to compute the discount.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three months ended January 31, 2021, our income tax expense was $24 million with an effective tax rate of 7.7 percent. For the three months ended January 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million. The income taxes for the three months ended January 31, 2021 also include the excess tax benefits from stock-based compensation of $20 million.

Our calculation of income tax expense for the three months ended January 31, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three months ended January 31, 2020, our income tax expense was $22 million with an effective tax rate of 10.0 percent. For the three months ended January 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by a discrete benefit of $13 million related to the excess tax benefits from stock compensation.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Numerator:
Net income	$288	$197
Denominator:
Basic weighted-average shares	306	310
Potential common shares— stock options and other employee stock plans	3	3
Diluted weighted-average shares	309	313

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

For both the three months ended January 31, 2021 and 2020 potential common shares excluded from the calculation of diluted earnings per share were not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

Inventory as of January 31, 2021 and October 31, 2020 consisted of the following:

	January 31, 2021	October 31, 2020
	(in millions)
Finished goods	$416	$417
Purchased parts and fabricated assemblies	339	303
Inventory	$755	$720

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2021:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2020	$1,441	$1,599	$562	$3,602
Foreign currency translation impact	8	3	5	16
Goodwill as of January 31, 2021	$1,449	$1,602	$567	$3,618

The component parts of other intangible assets as of January 31, 2021 and October 31, 2020 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2020
Purchased technology	$1,429	$863	$566
Trademark/Tradename	196	117	79
Customer relationships	330	158	172
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	1,966	1,145	821
In-Process R&D	10	—	10
Total	$1,976	$1,145	$831
As of January 31, 2021
Purchased technology	$1,433	$891	$542
Trademark/Tradename	196	121	75
Customer relationships	332	176	156
Third-party technology and licenses	10	7	3
Total amortizable intangible assets	1,971	1,195	776
In-Process R&D	11	—	11
Total	$1,982	$1,195	$787

During the three months ended January 31, 2021, there were no additions to goodwill or to other intangible assets. During the three months ended January 31, 2021, other intangible assets in total increased $1 million due to the impact of foreign currency translation.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended January 31, 2021 and 2020 we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $45 million and $48 million for the three months ended January 31, 2021 and 2020, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2021 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2021	$129
2022	$152
2023	$109
2024	$88
2025	$70
2026	$40
Thereafter	$188

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 were as follows:

		Fair Value Measurement at January 31, 2021 Using
	January 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$449	$449	$—	$—
Derivative instruments (foreign exchange contracts)	8	—	8	—
Long-term
Trading securities	31	31	—	—
Other investments	28	—	28	—
Total assets measured at fair value	$516	$480	$36	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Long-term
Deferred compensation liability	31	—	31	—
Total liabilities measured at fair value	$48	$—	$48	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 were as follows:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$740	$740	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$797	$770	$27	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Long-term
Deferred compensation liability	30	—	30	—
Total liabilities measured at fair value	$47	$—	$47	$—

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

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2021 and 2020, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2021 and 2020, there were no impairments of long-lived assets held for sale.

For the three months ended January 31, 2021 and 2020, there were no impairments of non-marketable securities. For the three months ended January 31, 2021 and 2020, an unrealized gain of zero and $16 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of January 31, 2021 and October 31, 2020, the carrying amount of non-marketable equity securities without readily determinable fair values was $105 million and $103 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2021, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2021 and 2020, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 13, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012, and we recognized a deferred gain in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2022 senior notes. On January 21,

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

2021 we redeemed $100 million of the $400 million aggregate principal amount of our 2022 senior notes and recognized a portion of the deferred gain on the terminated treasury lock related to the redeemed portion of the notes to other income (expense), net. For more information see Note 14, "Long-Term Debt". The remaining gain to be amortized related to the treasury lock agreements at January 31, 2021 was less than $1 million.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2021 was $5 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2021 was $5 million.

Net Investment Hedges

Starting in 2020, we entered into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period.

As of January 31, 2021, we have 3 open forward contracts to sell euros to buy USD maturing in the second quarter of fiscal year 2021, and these are designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euro functional currency. In the three months ended January 31, 2021, the change in fair value of the net investment hedge resulted in a net loss of $4 million recognized in accumulated other comprehensive income. For the three months ended January 31, 2021, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

Other Hedges

Additionally, we enter into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in value of the derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2021, was $13 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 270 foreign exchange forward contracts open as of January 31, 2021 and designated as cash flow hedges. There were 209 foreign exchange forward contracts open as of January 31, 2021 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of January 31, 2021 and designated as a net investment hedge. The aggregated notional amounts by currency and designation as of January 31, 2021 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(59)	$(98)	$(34)
British Pound	(52)	—	(6)
Canadian Dollar	(33)	—	(12)
Japanese Yen	(99)	—	(58)
Danish Krone	—	—	(49)
Korean Won	(62)	—	(32)
Singapore Dollar	12	—	20
Swiss Franc	—	—	(11)
Chinese Yuan Renminbi	(88)	—	(44)
Swedish Krona	—	—	(11)
Taiwan Dollar	—	—	(11)
Indian Rupee	—	—	(16)
Other	4	—	(9)
Totals	$(377)	$(98)	$(273)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2021	October 31, 2020	Balance Sheet Location	January 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$—	Other accrued liabilities	$14	$12

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$5	$2	Other accrued liabilities	$3	$5
Total derivatives	$8	$2		$17	$17

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$(6)	$1
Loss reclassified from accumulated other comprehensive loss into cost of sales	$(8)	$—

Net Investment Hedges
Foreign exchange contracts:
Loss recognized in accumulated other comprehensive loss	$(4)	$—

Derivatives not designated as hedging instruments:
Loss recognized in other income (expense)	$(4)	$(2)

At January 31, 2021, the estimated amount of existing net loss that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is $6 million.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three months ended January 31, 2021 and 2020, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended January 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$—	$—	$7	$7	$—	$—
Interest cost on benefit obligation	3	4	2	2	1	1
Expected return on plan assets	(7)	(8)	(12)	(12)	(2)	(1)
Amortization:
Actuarial losses	1	1	13	12	1	1
Prior service credits	—	—	—	—	—	(2)
Total net plan costs (benefits)	$(3)	$(3)	$10	$9	$—	$(1)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Employer Contributions
	January 31,		For Remainder of Year
	2021	2020	2021
	(in millions)
U.S. defined benefit plans	$—	$—	$—
Non-U.S. defined benefit plans	$5	$5	$17

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Standard warranty accrual, beginning balance	$32	$32
Accruals for warranties including change in estimates	15	12
Settlements made during the period	(15)	(14)
Standard warranty accrual, ending balance	$32	$30

Accruals for warranties due within one year	$31	$30
Accruals for warranties due after one year	1	—
Standard warranty accrual, ending balance	$32	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $43 million as of January 31, 2021 and as of October 31, 2020. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, condensed consolidated financial condition, results of operations or cash flows.

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of January 31, 2021, we had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of January 31, 2021. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2021. On April 17, 2020, we entered into a third amendment to the credit agreement which provided the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of incremental term loans for an additional period of up to 364 days. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of January 31, 2021, borrowings of $314 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.24 percent and a weighted average remaining maturity of approximately seven days.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2021	October 31, 2020
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$300	$400
2023 Senior Notes	598	598
2026 Senior Notes	298	298
2029 Senior Notes	494	493
2030 Senior Notes	495	495
Total	$2,185	$2,284

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. The redemption price of approximately $105 million is computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In addition, $1 million of accrued interest, up to but not including the redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

During the three months ended January 31, 2021, we repurchased and retired 2,885,152 shares for $344 million under this authorization. During the three months ended January 31, 2020, we repurchased and retired 725,827 shares for $60 million under this authorization. As of January 31, 2021, we had remaining authorization to repurchase up to approximately $214 million of our common stock under this program.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2021, we paid cash dividends of $0.194 per common share or $59 million on the company's common stock. During the three months ended January 31, 2020, we paid cash dividends of $0.180 per common share or $56 million on the company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2021	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2020	$(194)	$125	$(442)	$(11)	$(522)

Other comprehensive income (loss) before reclassifications	42	—	(3)	(6)	33

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	16	8	24

Tax (expense) benefit	—	—	(4)	—	(4)

Other comprehensive income (loss)	42	—	9	2	53

As of January 31, 2021	$(152)	$125	$(433)	$(9)	$(469)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2021 and 2020 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2021	2020

Unrealized loss on derivatives	$(8)	$—	Cost of products
	(8)	—	Total before income tax
	2	—	Provision for income tax
	(6)	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(16)	(14)
Prior service benefit	—	2
	(16)	(12)	Total before income tax
	4	6	Benefit for income tax
	(12)	(6)	Total net of income tax

Total reclassifications for the period	$(18)	$(6)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net loss in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post Retirement Pension Plans").

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, facilities, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization of acquisition-related intangible assets, transformational initiatives expenses, acquisition and integration costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations and in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$722	$638
Diagnostics and Genomics	294	249
Agilent CrossLab	532	470
Total net revenue	$1,548	$1,357

Segment Income From Operations:
Life Sciences and Applied Markets	$199	$158
Diagnostics and Genomics	55	34
Agilent CrossLab	142	119
Total segment income from operations	$396	$311

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2021	2020
	(in millions)
Total segment income from operations	$396	$311
Transformational initiatives	(11)	(13)
Amortization of intangible assets related to business combinations	(44)	(48)
Acquisition and integration costs	(9)	(13)
Other(1)	(4)	(22)
Interest income	—	3
Interest expense	(19)	(20)
Other income (expense), net	3	21
Income before taxes, as reported	$312	$219
(1) For the three months ended January 31, 2020, the other category primarily includes the legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	January 31, 2021	October 31, 2020
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,148	$3,143
Diagnostics and Genomics	2,540	2,515
Agilent CrossLab	1,422	1,375
Total segment assets	$7,110	$7,033

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

17. SUBSEQUENT EVENT

On March 1, 2021 we signed an agreement to acquire privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development of next generation sequencing liquid biopsy cancer diagnostics, for $550 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones. The acquisition is expected to close in the second quarter of fiscal year 2021, subject to regulatory approval and customary closing conditions. The financial results of the business will be included in our financial results from the day of close.

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three months ended January 31, 2021, many countries, including the United States, continued to implement measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations at different times. In particular, due to these government measures, elective medical procedures were delayed or cancelled, routine and cancer testing were significantly reduced, and academic and research laboratories were operating at limited capacity or were closed entirely.

At this time, our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. We have taken and continue to take proactive measures to ensure the health and safety of our global employee base. The majority of the markets we serve, such as the pharmaceutical, biopharmaceutical, food, environmental and diagnostics and clinical markets, have continued to operate at various levels throughout the pandemic, and we continue working closely with our customers to ensure their seamless operations. The academia and government markets recovery has been slower than the other markets we serve as research laboratories are still not operating at full capacity.

Despite the economic challenges due to the COVID-19 pandemic, we ended our first fiscal quarter of 2021 with revenue growth of 14 percent year over year; this revenue growth came from most of our key end markets. We saw an increase in demand for certain of our products that are used in COVID-19 testing, virus research, therapeutics development and vaccine production. Our Agilent CrossLab business continued to see an increase in revenue for our on-demand services and installation services due to some laboratories opening around the world. We also saw elective medical procedures and non-COVID-19 related testing continuing to resume in the first quarter of fiscal year 2021; however, revenue from our diagnostics and genomics business continues to be negatively impacted by the COVID-19 pandemic as routine testing has not yet recovered to pre-pandemic levels. We also continue to benefit from our cost savings actions which included reduction in travel and non-essential spending.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered, new variants of the virus are beginning to emerge in various parts of the world that have shown to be more contagious, adding concerns whether the vaccine is also effective against these new variants. In the near-term, we expect continued volatility and unpredictability related to the impact of COVID-19 on our business results. However, we will continue to actively monitor the pandemic and will continue to take appropriate steps to mitigate the impacts on our business posed by the on-going pandemic.

2022 Senior Notes

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. The redemption price of approximately $105 million is computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In addition, $1 million of accrued interest, up to but not including the redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

Actual Results

Net revenue of $1,548 million for the three months ended January 31, 2021 increased 14 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. Revenue generated by our life sciences and applied markets business increased 13 percent for the three months ended January 31, 2021 when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 2 percentage points when compared to the same period last year. Revenue generated by our diagnostics and genomics business for the three months ended January 31, 2021 increased 18 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. Revenue generated by our Agilent CrossLab business in the three months ended January 31, 2021 increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year.

Net income for the three months ended January 31, 2021 was $288 million compared to net income of $197 million for the corresponding period last year. In the three months ended January 31, 2021, cash provided by operations was $238 million compared to cash used in operations of $59 million in the same period last year which included a one-time income tax outflow of $226 million related to a transfer of intangibles.

For the three months ended January 31, 2021 and 2020, we paid cash dividends on the company's outstanding common stock of $59 million and $56 million, respectively.

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

During the three months ended January 31, 2021, we repurchased and retired 2,885,152 shares for $344 million under this authorization. During the three months ended January 31, 2020, we repurchased and retired 725,827 shares for $60 million under this authorization. As of January 31, 2021, we had remaining authorization to repurchase up to approximately $214 million of our common stock under this program.

Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity especially during these extraordinary times. We continue supporting our customers' needs related to several aspects of the COVID-19 research and testing along with therapeutic and vaccine production. While uncertainties due to the COVID-19 pandemic remain, we are optimistic that in the short-term our financial results can continue to improve. Even though our revenue growth was strong in the first quarter of 2021, we may not see this same level of growth continue throughout our fiscal year.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. Other than the accounting for goodwill impairment as described below, there have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Goodwill Impairment Assessment. On November 1, 2020, we adopted new guidance that simplifies the measurement of goodwill impairment.

Under the new authoritative guidance, we still have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives us the option to first assess qualitative factors to test a reporting unit’s goodwill for impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. In the quantitative test, we are required to compare the fair value of each reporting unit to its carrying value. Any excess of the reporting unit’s carrying value over its fair value will be recorded as an impairment loss.

Adoption of New Pronouncements

See Note 2, “New Accounting Pronouncements,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)
Net revenue:
Products	$1,172	$1,023	15%
Services and other	376	334	13%
Total net revenue	$1,548	$1,357	14%

Net revenue of $1,548 million for the three months ended January 31, 2021 increased 14 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact of 3 percentage points on revenue when compared to the same period last year. In the three months ended January 31, 2021, net revenue increased in all three of our business segments, geographic regions and most of our key end markets led by the pharmaceutical and food markets when compared to the same period last year.

Revenue from products increased 15 percent for the three months ended January 31, 2021 when compared to the same period last year. The growth in product revenue was driven by increased sales within our nucleic acid solutions, cell analysis, liquid chromatography and mass spectrometry businesses.

Services and other revenue increased 13 percent for the three months ended January 31, 2021 when compared to the same period last year. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and life science and applied markets businesses. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three months ended January 31, 2021, the service revenue from the Agilent CrossLab business increased 13 percent when compared to the same period last year, with a 3 percentage point favorable currency impact. Service revenue increases for the three months ended January 31, 2021 reflected strong revenue growth from contracted services, on-demand services and sales of parts.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$722	$638	13%
Diagnostics and genomics	294	249	18%
Agilent CrossLab	532	470	13%
Total net revenue	$1,548	$1,357	14%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2021, increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2021, we saw revenue growth across most key end markets except within the academia and government markets where revenue growth was flat due to research laboratories still not operating at full capacity when compared to the same period last year. Revenue growth was very strong within the pharmaceutical and food markets when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2021, increased 18 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact of 3 percentage points on revenue when compared to the same period last year. For the three months ended January 31, 2021, we saw revenue growth across most key end markets with a slight decline in the academia and government markets when compared to the same period last year. The decrease in academia and research markets was due to research laboratories operating at limited capacity and a shift in funding towards infectious disease research. Revenue growth was very strong within the pharmaceutical market led by performance from our nucleic acid solutions and genomics businesses. Revenue growth was strong within the diagnostics and clinical markets led by performance from our pathology and genomics businesses.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2021, increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. For the three months ended January 31, 2021, we saw revenue growth across all key end markets led by very strong growth from the pharmaceutical, food and the forensics and environmental markets when compared to the same period last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
(in millions, except margin data)
Total gross margin	54.2%	53.3%	1 ppt
Research and development	$103	$104	—
Selling, general and administrative	$407	$404	1%
Operating margin	21.2%	15.9%	5 ppts
Income from operations	$328	$215	53%

Total gross margin for the three months ended January 31, 2021 increased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2021 increased due to higher sales volume which was partially offset by higher share-based compensation expense, higher inventory charges and logistics costs.

Research and development expenses for the three months ended January 31, 2021 was flat when compared to the same period last year. Research and development expenses for the three months ended January 31, 2021 were impacted by increased wages and variable pay, higher share-based compensation expense and unfavorable currency movements offset by savings from the shutdown of our sequencer development program in the third quarter of fiscal year 2020.

Selling, general and administrative expenses for the three months ended January 31, 2021 increased 1 percent when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended January 31, 2021 was due to higher share-based compensation expense, higher wages and variable pay partially offset by lower legal costs, lower intangible amortization of intangible assets and lower acquisition and integration costs.

Total operating margin for the three months ended January 31, 2021 increased 5 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2021 increased due to higher sales volume and increased gross margin partially offset by slight increases in operating expenses.

Income from operations for the three months ended January 31, 2021 increased $113 million or 53 percent on a corresponding revenue increase of $191 million.

At January 31, 2021, our headcount was approximately 16,400 as compared to approximately 16,300 at January 31, 2020.

Other income (expense), net

In the three months ended January 31, 2021 other income and expense, net includes a $5 million loss on extinguishment of debt. In the three months ended January 31, 2021 and 2020 other income and expense, net includes income of $3 million in both periods related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the three months ended January 31, 2020, other income (expense), net includes a gain on the fair value of an equity investment of approximately $16 million.

Income Taxes

For the three months ended January 31, 2021, our income tax expense was $24 million with an effective tax rate of 7.7 percent. For the three months ended January 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million. The income taxes for the three months ended January 31, 2021 also include the discrete benefit of excess tax benefits from stock-based compensation of $20 million.

Our calculation of income tax expense for the three months ended January 31, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three months ended January 31, 2020, our income tax expense was $22 million with an effective tax rate of 10.0 percent. For the three months ended January 31, 2020, our effective tax rate and the resulting provision for income taxes were significantly impacted by a discrete benefit of $13 million related to the excess tax benefits from stock compensation.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)

Net revenue	$722	$638	13%

Life sciences and applied markets business revenue for the three months ended January 31, 2021 increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 2 percentage points when compared to the same period last year.

Geographically, revenue increased 7 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 14 percent in Europe with a 5 percentage point favorable currency impact and increased 18 percent in Asia Pacific with a 4 percentage point favorable currency impact for the three months ended January 31, 2021 compared to the same period last year. For the three months ended January 31, 2021, revenue increases were broad based across all businesses with double digit growth in our cell analysis, mass spectrometry and liquid chromatography businesses.

For the three months ended January 31, 2021, revenue growth by end markets was mixed with pharmaceutical, food, diagnostics and clinical, and forensics and environmental markets delivering strong growth. The chemical and energy markets delivered moderate growth and the academia and government markets were flat. Revenue growth in the pharmaceutical end market was driven by our liquid chromatography, liquid chromatography mass spectrometry and cell analysis businesses especially in China and Europe. Revenue growth in the food market was mainly driven by strength in liquid chromatography mass spectrometry, gas chromatography and gas chromatography mass spectrometry businesses which was especially strong in China. Revenue growth in the diagnostics and clinical markets was mainly led by strength in liquid chromatography mass spectrometry and cell analysis businesses in Americas and Europe. Forensics and environmental revenue increase was driven by broad based strength across most businesses in Americas partially offset by Europe. Moderate revenue growth in chemical and energy markets was driven by strength in Europe and China partially offset by decline in Americas. For the three months ended January 31, 2021, revenue growth in the academia and government markets was flat mainly driven by decline in Europe and Americas partially offset by growth in China.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
(in millions, except margin data)
Gross margin	60.5%	60.2%	—
Research and development	$59	$55	8%
Selling, general and administrative	$179	$171	5%
Operating margin	27.6%	24.8%	3 ppts
Income from operations	$199	$158	26%

Gross margin for products and services for the three months ended January 31, 2021, was flat when compared to the same period last year. Gross margin for the three months ended January 31, 2021 was impacted by higher sales volume, favorable currency movements and lower warranty costs which was fully offset by higher hedge losses.

Research and development expenses for the three months ended January 31, 2021, increased 8 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2021 increased due to higher wage and variable pay, higher share-based compensation expense and unfavorable currency impact partially offset by operational savings.

Selling, general and administrative expenses for the three months ended January 31, 2021, increased 5 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2021 increased due to higher share-based compensation expense, higher wages and variable pay and unfavorable currency movements partially offset by operational savings.

Operating margin for products and services for the three months ended January 31, 2021 increased 3 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2021 increased due to higher sales volume and favorable impact of currency on revenue which was partially offset by increased impact of pricing pressures.

Income from operations for the three months ended January 31, 2021, increased $41 million or 26 percent on a corresponding revenue increase of $84 million. Income from operations increased due to higher sales volume and favorable currency impact on revenue partially offset by higher wages and variable pay.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)

Net revenue	$294	$249	18%

Diagnostics and genomics business revenue for the three months ended January 31, 2021 increased 18 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year.

Geographically, revenue increased 28 percent in the Americas with no currency impact, increased 8 percent in Europe with a 6 percentage point favorable currency impact and increased 11 percent in Asia Pacific with a 4 percentage point favorable currency impact for the three months ended January 31, 2021 compared to the same period last year. For the three months ended January 31, 2021, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe we also saw strong demand for our genomics solutions, as well as an increase from our companion diagnostics business. In Asia Pacific revenue growth was driven by our pathology product portfolio.
For the three months ended January 31, 2021, revenue performance in the diagnostics and genomics business was led by strong revenue growth in our nucleic acid solutions business and our genomics product portfolio, which benefited from a COVID-19 driven increase in qPCR instrument demand. The aforementioned increase was partly offset by a reduction in reagent partnership revenues. All key end markets, except for the academia and governments markets, had revenue increases when compared to the same period last year. The slight decrease we saw in the academia and governmental market was due to many laboratories working at limited capacity in response to the COVID-19 pandemic and a shift in funding towards infectious disease research.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
(in millions, except margin data)
Gross margin	51.6%	51.7%	—
Research and development	$29	$32	(11)%
Selling, general and administrative	$68	$63	8%
Operating margin	18.6%	13.5%	5 ppts
Income from operations	$55	$34	62%

Gross margin for products and services for the three months ended January 31, 2021, was flat when compared to the same period last year. Gross margin in the three months ended January 31, 2021 benefited from favorable sales volume offsetting an increase in logistics expenses, driven by COVID-19 related freight cost increase, particularly for cold chain shipments, when compared to the same period last year.

Research and development expenses for the three months ended January 31, 2021, decreased 11 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2021 decreased due to the shutdown of the sequencer development program in the third quarter of fiscal year 2020.

Selling, general and administrative expenses for the three months ended January 31, 2021, increased 8 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2021 increased due to higher commissions, share based compensation expenses, higher wages and variable pay which more than offset a reduction in discretionary expenditures including travel cost.

Operating margin for products and services for the three months ended January 31, 2021 increased 5 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2021 improved, as the revenue growth and stable gross margins more than offset the slight increase in operating expenses.

Income from operations for the three months ended January 31, 2021 increased $21 million or 62 percent on a corresponding revenue increase of $45 million. Income from operations increased due to strong revenue performance and stable gross margins, offsetting the slight increase in operating expenses.
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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
	(in millions)

Net revenue	$532	$470	13%

Agilent CrossLab business revenue for the three months ended January 31, 2021 increased 13 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year.

Geographically, revenue increased 8 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 11 percent in Europe with a 7 percentage point favorable currency impact and increased 21 percent in Asia Pacific with a 5 percentage point favorable currency impact for the three months ended January 31, 2021 compared to the same period last year. During the three months ended January 31, 2021, revenue growth was robust across the services and consumables portfolio, especially from contracted services, liquid chromatography and gas chromatography supplies.

For the three months ended January 31, 2021, the Agilent CrossLab business saw exceptional growth from the pharmaceutical market, food market and the environmental market, which in aggregate accounts for approximately two-thirds of total Agilent CrossLab revenue. The chemical, energy and materials market, accounting for approximately a quarter of the Agilent CrossLab revenues, continued to deliver moderate growth during that same period.

Looking forward, the portfolio of Agilent CrossLab products and services are well positioned to continue their success in our key end markets. With less predictable access to customer sites during the global COVID-19 pandemic, the business is taking advantage of digital and remote capabilities to offer services and consumables to customers. Despite difficulty of predicting the impact of the COVID-19 pandemic on the market, we remain confident about the long-term growth opportunities as customer feedback remains very positive on the value Agilent CrossLab brings to customer labs. Geographically, the business is well diversified across all regions to take advantage of local market opportunities as they open to commerce.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2021	2020	Months
(in millions, except margin data)
Gross margin	51.7%	51.8%	—
Research and development	$15	$15	—
Selling, general and administrative	$118	$109	8%
Operating margin	26.7%	25.4%	1 ppt
Income from operations	$142	$119	19%

Gross margin for products and services for the three months ended January 31, 2021 was flat when compared to the same period last year. Gross margin benefited from the higher sales volume and favorable currency movements offset by higher hedge losses and increases in service labor costs.

Research and development expenses for the three months ended January 31, 2021 were flat when compared to the same period last year. Research and development investment within the Agilent CrossLab business continues to be focused on digital service offerings.

Selling, general and administrative expenses for the three months ended January 31, 2021 increased 8 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2021 increased due to higher share-based compensation expense, higher sales commissions, higher wages and variable pay.

Operating margin for products and services for the three months ended January 31, 2021 increased 1 percentage point when compared to the same period last year. The increase was primarily due to higher sales and lower discretionary spending.

Income from operations for the three months ended January 31, 2021 increased $23 million or 19 percent on a corresponding revenue increase of $62 million. Income from operations increase was due to higher sales.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March 2020 in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. As of January 31, 2021, the CARES Act and other government benefits outside the U.S. did not have a material impact on our condensed consolidated financial statements and related disclosures.
Our financial position as of January 31, 2021 consisted of cash and cash equivalents of $1,329 million as compared to $1,441 million as of October 31, 2020.

As of January 31, 2021, $1,269 million of our cash and cash equivalents was held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $238 million for the three months ended January 31, 2021 compared to cash outflow of $59 million for the same period in 2020. In the three months ended January 31, 2021 and 2020, we paid approximately $119 million and $79 million, respectively, under our variable and incentive pay programs. Beginning in fiscal year 2020, all of our variable and incentive pay programs changed to be paid annually versus semi-annually in the prior years. The amount paid in the three months ended January 31, 2021 for our variable and incentive pay programs reflects an annual payment versus a semi-annual payment in 2020. Net cash paid for income taxes in the three months ended January 31, 2021 was approximately $52 million compared to income taxes paid of $241 million which included a one-time payment of $226 million related to the transfer of intellectual property in the prior year. For the three months ended January 31, 2021, deferred tax cash inflows were $29 million compared to cash inflows of $10 million in the prior year. For the three months ended January 31, 2020, there was an unrealized gain on the fair value of an equity investment of $16 million. For the three months ended January 31, 2021, other assets and liabilities had cash outflow of $97 million compared to cash outflow of $195 million for the same period in 2020. Cash outflow in the three months ended January 31, 2021 compared to three months ended January 31, 2020 was largely the result of lower income tax payments in 2021 partially offset by pending value-added tax refunds and decreases in deferred tax liabilities.

In the three months ended January 31, 2021, accounts receivable used cash of $31 million compared to cash used of $40 million for the same period in 2020.  Days’ sales outstanding as of January 31, 2021 and 2020 was 63 days and 64 days, respectively. Cash used for inventory was $35 million for the three months ended January 31, 2021 compared to cash used of $32 million for the same period in 2020. Inventory days on-hand was 96 days as of January 31, 2021 compared to 100 days as of January 31, 2020. In the three months ended January 31, 2021, accounts payable provided cash of $43 million compared to cash used of $15 million for the same period in 2020.
We contributed approximately $5 million to our defined benefit plans in both the three months ended January 31, 2021 and 2020. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $17 million to our defined benefit plans during the remainder of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $42 million for the three months ended January 31, 2021 as compared to net cash used in investing activities of $35 million in the same period of 2020. Investments in property, plant and equipment were $41 million for the three months ended January 31, 2021 compared to $34 million in the same period of 2020. We expect that total capital expenditures for the current year will be approximately $200 million.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2021 was $316 million compared to net cash used in financing activities of $61 million for the same period of 2020.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

During the three months ended January 31, 2021, we repurchased and retired 2,885,152 shares for $344 million under this authorization. During the three months ended January 31, 2020, we repurchased and retired 725,827 shares for $60 million under this authorization. As of January 31, 2021, we had remaining authorization to repurchase up to approximately $214 million of our common stock under this program.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

Dividends

During the three months ended January 31, 2021 and 2020, we paid cash dividends of $0.194 per common share or $59 million, and $0.180 per common share or $56 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of January 31, 2021, we had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the BioTek acquisition and which was repaid in full as of January 31, 2021. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2021. On April 17, 2020, we entered into a third amendment to the credit agreement which provided the company with the option to request the consent of the applicable class of lenders to extend the maturity date of revolving borrowings and swingline loans for an additional period of one year and of incremental term loans for an additional period of up to 364 days. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of January 31, 2021, borrowings of $314 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.24 percent and a weighted average remaining maturity of approximately seven days.

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. The redemption price of approximately $105 million is computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In addition, $1 million of accrued interest, up to but not including the redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

Other than the $100 million partial redemption of the 2022 senior notes, there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2021 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Other

Our commitments to contract manufacturers and suppliers increased by $85 million from $557 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 to our contractual commitments in the first three months of fiscal 2021. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2021 and October 31, 2020 include $314 million and $323 million, respectively, related to long-term income tax liabilities. Of these amounts, $190 million and $199 million related to uncertain tax positions as of January 31, 2021 and October 31, 2020, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent and 50 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2021 and 2020, respectively. The overall favorable effect of changes in foreign currency exchange rates, principally as a result of the weakness of the U.S. dollar, has increased revenue by 3 percentage points in the three months ended January 31, 2021. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2021, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. If the COVID-19 pandemic continues or worsens, we may again experience a decline in sales activities and customer orders in certain of our businesses. Continuing travel restrictions, prolonged quarantines or other government orders in response to the pandemic may significantly impact our ability to support our sites and service customers in those locations. The COVID-19 pandemic has also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. If the pandemic continues or worsens, our manufacturing facilities, our distribution centers where inventory is managed and the operations of our logistics and other service providers may be significantly impacted, which may increase the cost to us. In the past, COVID-19 negatively affected our revenue growth in certain of our businesses. It is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. The extent and duration of these impacts are dependent in part on customers returning to work and economic activity continuing to ramp up. The impact on our business also depends in part on the pace at which our customers resume non-COVID-19 related patient care and testing, as well as the timing of when research performed by laboratories and other institutions returns to normal levels.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the three months ended January 31, 2021 had an overall favorable impact on revenue of approximately 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•changes in a specific country's or region's political, economic or other conditions;
•changes in diplomatic and trade relationships, as well as, new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs enacted by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;
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

We are party to a $1 billion five-year unsecured credit facility that will expire on March 13, 2024. As of January 31, 2021, the company had no borrowings outstanding under the credit facility. On August 7, 2019, we entered into an amendment to the credit agreement, which provided for a $500 million short-term loan facility that was used in full to complete the acquisition of BioTek and was repaid in full as of January 31, 2021. On October 21, 2019, we entered into a second amendment to the credit agreement, which refreshed the amount available for additional incremental term loan facilities under the credit agreement to permit additional incremental facilities of up to $500 million. We had no borrowings under the additional incremental loan facilities as of January 31, 2021. On May 1, 2020, we entered into a new $1.0 billion commercial paper program, and we currently have $314 million of commercial paper outstanding. We also currently have outstanding an aggregate principal amount of $2.2 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

General Risk Factors

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our cash investments or impair our liquidity.

As of January 31, 2021, we had cash and cash equivalents of approximately $1.3 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
November 1, 2020 through November 30, 2020	374,421	$111.85	374,421	$516
December 1, 2020 through December 31, 2020	1,455,581	$117.05	1,455,581	$346
January 1, 2021 through January 31, 2021	1,055,150	$125.21	1,055,150	$214
Total	2,885,152	$119.36	2,885,152	$214

(1)On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of January 31, 2021, all repurchased shares to date have been retired.

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

Dated:	March 2, 2021	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 2, 2021	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)