Form 10-Q
period 2021-04-30
AGILENT TECHNOLOGIES, INC.
filed 2021-06-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2021
OR
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

As of May 21, 2021, the registrant had 303,443,225 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net revenue:
Products	$1,150	$923	$2,322	$1,946
Services and other	375	315	751	649
Total net revenue	1,525	1,238	3,073	2,595
Costs and expenses:
Cost of products	504	417	1,013	871
Cost of services and other	204	164	405	344
Total costs	708	581	1,418	1,215
Research and development	109	197	212	301
Selling, general and administrative	420	358	827	762
Total costs and expenses	1,237	1,136	2,457	2,278
Income from operations	288	102	616	317
Interest income	1	3	1	6
Interest expense	(20)	(20)	(39)	(40)
Other income (expense), net	4	36	7	57
Income before taxes	273	121	585	340
Provision for income taxes	57	20	81	42
Net income	$216	$101	$504	$298

Net income per share:
Basic	$0.71	$0.33	$1.65	$0.96
Diluted	$0.70	$0.32	$1.64	$0.95

Weighted average shares used in computing net income per share:
Basic	304	309	305	310
Diluted	307	312	308	313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Net income	$216	$101	$504	$298
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $0, $(2) and $0	—	2	(4)	3
Amounts reclassified into earnings related to derivative instruments, net of tax expense of $2, $0, $4 and $0	4	(1)	10	(1)
Foreign currency translation, net of tax expense of $0, $0, $0 and $0	2	(29)	44	(40)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $4, $2, $8 and $5	12	12	21	18
Change in net prior service benefit, net of tax expense (benefit) of $0, $(1), $0 and $0	(1)	(1)	(1)	(4)
Other comprehensive income (loss)	17	(17)	70	(24)
Total comprehensive income	$233	$84	$574	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,380	$1,441
Accounts receivable, net	1,075	1,038
Inventory	791	720
Other current assets	268	216
Total current assets	3,514	3,415
Property, plant and equipment, net	884	845
Goodwill	4,054	3,602
Other intangible assets, net	1,005	831
Long-term investments	188	158
Other assets	753	776
Total assets	$10,398	$9,627
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$423	$354
Employee compensation and benefits	386	367
Deferred revenue	429	386
Short-term debt	205	75
Other accrued liabilities	315	285
Total current liabilities	1,758	1,467
Long-term debt	2,727	2,284
Retirement and post-retirement benefits	377	389
Other long-term liabilities	726	614
Total liabilities	5,588	4,754
Commitments and contingencies (Note 8, 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 303 million shares at April 30, 2021 and 306 million shares at October 31, 2020 issued and outstanding	3	3
Additional paid-in-capital	5,271	5,311
Retained earnings (accumulated deficit)	(12)	81
Accumulated other comprehensive loss	(452)	(522)
Total stockholders' equity	4,810	4,873
Total liabilities and stockholders' equity	$10,398	$9,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
Net income	$504	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	155
Share-based compensation	66	44
Deferred taxes	31	(3)
Excess and obsolete inventory related charges	14	9
Loss on extinguishment of debt	17	—
Unrealized gain on equity securities	(11)	(27)
Asset impairment charges	2	99
Other non-cash expense, net	2	3
Changes in assets and liabilities:
Accounts receivable	(17)	25
Inventory	(80)	(85)
Accounts payable	51	(10)
Employee compensation and benefits	(3)	(50)
Other assets and liabilities	(19)	(204)
Net cash provided by operating activities	710	254

Cash flows from investing activities:
Investments in property, plant and equipment	(72)	(67)
Payment to acquire fair value investments	(8)	(18)
Payment in exchange for convertible note	(2)	(3)
Acquisitions of businesses and intangible assets, net of cash acquired	(547)	—
Net cash used in investing activities	(629)	(88)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	26	32
Payment of taxes related to net share settlement of equity awards	(73)	(33)
Payment of dividends	(118)	(111)
Issuance of senior notes	848	—
Debt issuance costs	(7)	—
Proceeds from revolving credit facility	—	798
Repayment of revolving credit facility	—	(713)
Repayment of senior notes	(417)	—
Proceeds from commercial paper	1,232	—
Repayment of commercial paper	(1,102)	—
Repayment of finance lease	—	(4)
Treasury stock repurchases	(539)	(186)
Net cash used in financing activities	(150)	(217)

Effect of exchange rate movements	9	(8)

Net decrease in cash, cash equivalents and restricted cash	(60)	(59)

Cash, cash equivalents and restricted cash at beginning of period	1,447	1,388
Cash, cash equivalents and restricted cash at end of period	$1,387	$1,329

Supplemental cash flow information:
Income tax paid, net	$116	$286
Interest payments	$36	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of January 31, 2021	304,905	$3	$5,266	$4	$(469)	$4,804
Components of comprehensive income, net of tax:
Net income	—	—	—	216	—	216
Other comprehensive income	—	—	—	—	17	17
Total comprehensive income						233
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $1	51	—	1	—	—	1
Repurchase of common stock	(1,553)	—	(22)	(173)	—	(195)
Share-based compensation	—	—	26	—	—	26
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	504	—	504
Other comprehensive income	—	—	—	—	70	70
Total comprehensive income						574
Cash dividends declared ($0.388 per common share)	—	—	—	(118)	—	(118)
Share-based awards issued, net of tax of $73	1,643	—	(46)	—	—	(46)
Repurchase of common stock	(4,438)	—	(60)	(479)	—	(539)
Share-based compensation	—	—	66	—	—	66
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2020	310,048	$3	$5,293	$73	$(521)	$4,848
Components of comprehensive income, net of tax:
Net income	—	—	—	101	—	101
Other comprehensive loss	—	—	—	—	(17)	(17)
Total comprehensive income						84
Cash dividends declared ($0.18 per common share)	—	—	—	(55)	—	(55)
Share-based awards issued, net of tax of $0	58	—	—	—	—	—
Repurchase of common stock	(1,663)	—	(22)	(104)	—	(126)
Share-based compensation	—	—	17	—	—	17
Balance as of April 30, 2020	308,443	$3	$5,288	$15	$(538)	$4,768

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2019	309,071	$3	$5,277	$(18)	$(514)	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	298	—	298
Other comprehensive loss	—	—	—	—	(24)	(24)
Total comprehensive income						274
Cash dividends declared ($0.36 per common share)	—	—	—	(111)	—	(111)
Share-based awards issued, net of tax of $33	1,761	—	(1)	—	—	(1)
Repurchase of common stock	(2,389)	—	(32)	(154)	—	(186)
Share-based compensation	—	—	44	—	—	44
Balance as of April 30, 2020	308,443	$3	$5,288	$15	$(538)	$4,768

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2021 and 2020 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2020 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2021 and October 31, 2020, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2021 and 2020, condensed consolidated statement of operations for the three and six months ended April 30, 2021 and 2020, condensed consolidated statement of cash flows for the six months ended April 30, 2021 and 2020 and condensed consolidated statement of equity for the three and six months ended April 30, 2021 and 2020.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	April 30,	October 31
	2021	2020
	(in millions)
Cash and cash equivalents	$1,380	$1,441
Restricted cash included in other assets	7	6
Total cash, cash equivalents and restricted cash	$1,387	$1,447

Leases. As of April 30, 2021 and October 31, 2020, operating lease right-of-use assets where we are the lessee were $186 million and $175 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $191 million and $178 million as of April 30, 2021 and October 31, 2020, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2021 and October 31, 2020, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of April 30, 2021 and October 31, 2020, the total carrying value of investments and loans in privately held companies considered as VIEs was $53 million and $67 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy exceeds the carrying value by approximately $79 million and $162 million as of April 30, 2021 and October 31, 2020, respectively. The fair value is greater than carrying value primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs (for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies) are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30,
	2021				2020
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$231	$187	$163	$581	$170	$161	$126	$457
Europe	155	154	106	415	111	131	92	334
Asia Pacific	288	195	46	529	245	157	45	447
Total	$674	$536	$315	$1,525	$526	$449	$263	$1,238

	Six Months Ended April 30,
	2021				2020
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$455	$366	$315	$1,136	$379	$328	$244	$951
Europe	345	301	206	852	278	264	184	726
Asia Pacific	596	401	88	1,085	507	327	84	918
Total	$1,396	$1,068	$609	$3,073	$1,164	$919	$512	$2,595

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$531	$400	$1,052	$823
Chemical and Energy	314	267	642	579
Diagnostics and Clinical	233	200	449	394
Food	144	114	306	244
Academia and Government	143	115	285	256
Environmental and Forensics	160	142	339	299
Total	$1,525	$1,238	$3,073	$2,595

Revenue by Type
Instrumentation	$632	$491	$1,313	$1,084
Non-instrumentation and other	893	747	1,760	1,511
Total	$1,525	$1,238	$3,073	$2,595

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of April 30, 2021 and October 31, 2020 were $165 million and $153 million, respectively. The increase in unbilled receivables during the six months ended April 30, 2021 is a result of recognition of revenue upon the transfer of the control to the customer.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the six months ended April 30, 2021:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2020	$446
Net revenue deferred in the period	304
Revenue recognized that was included in the contract liability balance at the beginning of the period	(267)
Change in deferrals from customer cash advances, net of revenue recognized	7
Currency translation and other adjustments	7
Ending balance as of April 30, 2021	$497

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the six months ended April 30, 2020 revenue recognized that was included in the contract liability balance at October 31, 2019 was $226 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2021 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2021, was $228 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Cost of products and services	$6	$5	$15	$11
Research and development	2	2	6	5
Selling, general and administrative	19	11	46	29
Total share-based compensation expense	$27	$18	$67	$45

At April 30, 2021 and October 31, 2020, there was no share-based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Stock Option Plans:
Weighted average risk-free interest rate	0.9%	—	0.5%	—
Dividend yield	0.6%	—	0.7%	—
Weighted average volatility	26%	—	26%	—
Expected life	5.5 years	—	5.5 years	—
LTPP:
Volatility of Agilent shares	30%	23%	30%	23%
Volatility of selected peer-company shares	24%-57%	15%-44%	24%-57%	15%-44%
Pair-wise correlation with selected peers	45%	29%	45%	29%

Post-vest holding restriction discount for all executive awards	6.8%	5.3%	6.8%	5.3%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and six months ended April 30, 2021, our income tax expense was $57 million with an effective tax rate of 20.9 percent and $81 million with an effective tax rate of 13.8 percent, respectively. For the three months ended April 30, 2021, there were no significant discrete tax items. For the six months ended April 30, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million. The income taxes for the six months ended April 30, 2021 also include the excess tax benefits from stock-based compensation of $22 million.

Our calculation of income tax expense for the three and six months ended April 30, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and six months ended April 30, 2020, our income tax expense was $20 million with an effective tax rate of 16.5 percent and $42 million with an effective tax rate of 12.4 percent, respectively. For the three months ended April 30, 2020, there were no significant discrete tax items. For the six months ended April 30, 2020, our effective tax rate and the resulting provision for income taxes were impacted by a discrete tax benefit of $14 million related to the excess tax benefits from stock compensation.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Numerator:
Net income	$216	$101	$504	$298
Denominator:
Basic weighted-average shares	304	309	305	310
Potential common shares— stock options and other employee stock plans	3	3	3	3
Diluted weighted-average shares	307	312	308	313

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For both the three and six months ended April 30, 2021 and 2020, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of April 30, 2021 and October 31, 2020 consisted of the following:

	April 30, 2021	October 31, 2020
	(in millions)
Finished goods	$443	$417
Purchased parts and fabricated assemblies	348	303
Inventory	$791	$720

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2021:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2020	$1,441	$1,599	$562	$3,602
Foreign currency translation impact	9	3	5	17
Goodwill arising from acquisitions and adjustments	—	435	—	435
Goodwill as of April 30, 2021	$1,450	$2,037	$567	$4,054

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of April 30, 2021 and October 31, 2020 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2020
Purchased technology	$1,429	$863	$566
Trademark/Tradename	196	117	79
Customer relationships	330	158	172
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	1,966	1,145	821
In-Process R&D	10	—	10
Total	$1,976	$1,145	$831
As of April 30, 2021
Purchased technology	$1,661	$916	$745
Backlog	8	—	8
Trademark/Tradename	196	125	71
Customer relationships	360	193	167
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	2,236	1,242	994
In-Process R&D	11	—	11
Total	$2,247	$1,242	$1,005

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $550 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market.

As a result of this acquisition, we recorded a short-term liability of $47 million in other accrued liabilities and a long-term liability of $49 million in other long-term liabilities on our condensed consolidated balance sheet which reflects the estimated fair value of the potential future contingent payments. We also recorded additions to goodwill of $435 million and additions to other intangible assets of $263 million during the six months ended April 30, 2021. Due to the timing of the close, the valuation of the tangible and intangible assets and related tax impacts and contingent consideration of this acquisition is preliminary and we anticipate will be completed by our fiscal year end.

During the six months ended April 30, 2021, other intangible assets in total increased $1 million due to the impact of foreign currency translation.

In general, for United States federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2021 and 2020 we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of goodwill. During the three and six months ended April 30, 2021, there were no indicators of impairments of indefinite-lived intangible assets. During the three and six months ended April 30, 2020, we recorded an impairment of in-process research and development of $90 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment.

Amortization expense of intangible assets was $45 million and $90 million for the three and six months ended April 30, 2021, respectively. Amortization expense of intangible assets was $47 million and $95 million for the three and six months ended April 30, 2020, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2021 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2021	$99
2022	$181
2023	$133
2024	$112
2025	$86
2026	$56
Thereafter	$327

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 were as follows:

		Fair Value Measurement at April 30, 2021 Using
	April 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$526	$526	$—	$—
Derivative instruments (foreign exchange contracts)	10	—	10	—
Long-term
Trading securities	33	33	—	—
Other investments	43	13	30	—
Total assets measured at fair value	$612	$572	$40	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$19	$—	$19	$—
Contingent consideration	47	—	—	47
Long-term
Deferred compensation liability	33	—	33	—
Contingent consideration	49	—	—	49
Total liabilities measured at fair value	$148	$—	$52	$96

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 were as follows:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$740	$740	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$797	$770	$27	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Contingent consideration	—	—	—	—
Long-term
Deferred compensation liability	30	—	30	—
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$47	$—	$47	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Other investments includes shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. These shares have been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities are or can be derived from and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself. Other investments also include shares in marketable equity securities and are classified as level 1 in the fair value hierarchy as they are measured based on quotes in active markets.

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

For the three and six months ended April 30, 2021 and 2020, an unrealized gain of $11 million and zero, respectively, was included in net income as an adjustment to the carrying value of marketable equity securities.

The preliminary fair value of the contingent consideration liability relates to milestone payments in connection with the April 2021 acquisition of Resolution Bioscience. The fair value of the potential future milestone payments, which are set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component with an asset volatility of 54.9 percent and revenue volatilities ranging from 13.8 to 14 percent. The probability-weighted expected return method was used to estimate the fair value of the technical target component. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

As of the date of the close, the fair value of the contingent consideration liability was estimated to be a total of $96 million of which $47 million is short-term and was recorded in other accrued liabilities and $49 million is long-term and was recorded in other long-term liabilities on the condensed consolidated balance sheet. There were no significant changes to this estimate at April 30, 2021.

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2021, long-lived assets held and used with a carrying amount of $2 million were written down to fair value of zero, resulting in an impairment of $2 million. For the three and six months ended April 30, 2020, long-lived assets held and used with a carrying amount of $98 million were written down to fair value of zero, resulting in an impairment of $98 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. For the three and six months ended April 30, 2021 and 2020, there were no impairments of long-lived assets held for sale.

For the three and six months ended April 30, 2021 and 2020, there was no impairment of non-marketable securities. For the three months ended April 30, 2021 and 2020, an unrealized gain of zero and $11 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. For the six months ended April 30, 2021 and 2020, an unrealized gain of zero and $27 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of April 30, 2021 and October 31, 2020, the carrying amount of non-marketable equity securities without readily determinable fair values was $111 million and $103 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2021, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2021 and 2020, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In July 2012, Agilent executed treasury lock agreements for $400 million in connection with future interest payments to be made on our 2022 senior notes issued on September 13, 2012. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 10, 2012, and we recognized a deferred gain in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2022 senior notes. On January 21, 2021 we redeemed $100 million of the $400 million aggregate principal amount of our 2022 senior notes. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. We also recognized the remaining deferred gain on the terminated treasury lock related to the 2022 senior notes to other income (expense), net. For more information see Note 14, "Long-Term Debt".

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2021 was $5 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2021 was $5 million.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of April 30, 2021, we have 3 open forward contracts to sell euros to buy USD maturing in the third quarter of fiscal year 2021, and these are designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euro functional currency. In the three and six months ended April 30, 2021, the change in fair value of the net investment hedge resulted in a net gain of $1 million and a net loss of $3 million, respectively, recognized in accumulated other comprehensive income (loss) within foreign currency translation. For the three and six months ended April 30, 2021, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2021, was $15 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2021.

There were 270 foreign exchange forward contracts open as of April 30, 2021 and designated as cash flow hedges. There were 196 foreign exchange forward contracts open as of April 30, 2021 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of April 30, 2021 and designated as a net investment hedge.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregated notional amounts by currency and designation as of April 30, 2021 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(77)	$(94)	$31
British Pound	(56)	—	(12)
Canadian Dollar	(40)	—	(20)
Japanese Yen	(98)	—	(33)
Danish Krone	—	—	34
Korean Won	(63)	—	(21)
Singapore Dollar	15	—	18
Swiss Franc	—	—	(5)
Chinese Yuan Renminbi	(97)	—	(38)
Swedish Krona	—	—	(11)
Taiwan Dollar	—	—	(9)
Indian Rupee	—	—	(13)
Brazilian Real	—	—	(6)
Thai Baht	—	—	(7)
Other	4	—	(2)
Totals	$(412)	$(94)	$(94)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2021	October 31, 2020	Balance Sheet Location	April 30, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$—	Other accrued liabilities	$10	$12

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$2	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$2	Other accrued liabilities	$7	$5
Total derivatives	$10	$2		$19	$17

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$—	$2	$(6)	$3
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(1)	$—	$(1)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$(6)	$2	$(14)	$2
Gain on time value of forward contracts recorded in cost of sales	$—	$2	$—	$2

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$1	$1	$(3)	$1

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$3	$(1)	$(1)	$(3)

At April 30, 2021, the estimated amount of existing net loss that is expected to be reclassified from accumulated other comprehensive loss to cost of sales within the next twelve months is zero.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and six months ended April 30, 2021 and 2020, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$—	$—	$4	$5	$—	$—
Interest cost on benefit obligation	4	4	2	2	1	1
Expected return on plan assets	(8)	(7)	(13)	(12)	(1)	(2)
Amortization:
Actuarial losses	1	1	14	12	1	1
Prior service credits	—	—	—	—	(1)	(2)
Total net plan costs (benefits)	$(3)	$(2)	$7	$7	$—	$(2)

	Six Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$—	$—	$11	$12	$—	$—
Interest cost on benefit obligation	7	8	4	4	2	2
Expected return on plan assets	(15)	(15)	(25)	(24)	(3)	(3)
Amortization:
Actuarial losses	2	2	27	24	2	2
Prior service credits	—	—	—	—	(1)	(4)
Total net plan costs (benefits)	$(6)	$(5)	$17	$16	$—	$(3)
The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Six Months Ended		Employer Contributions
	April 30,		April 30,		For Remainder of Year
	2021	2020	2021	2020	2021
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$4	$14	$9	$19	$13

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2021	2020
	(in millions)
Standard warranty accrual, beginning balance	$32	$32
Accruals for warranties including change in estimates	26	25
Settlements made during the period	(26)	(27)
Standard warranty accrual, ending balance	$32	$30

Accruals for warranties due within one year	$31	$30
Accruals for warranties due after one year	1	—
Standard warranty accrual, ending balance	$32	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $47 million as of April 30, 2021 and $43 million as of October 31, 2020. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of April 30, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of April 30, 2021, borrowings of $205 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately four days.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2021	October 31, 2020
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$—	$400
2023 Senior Notes	599	598
2026 Senior Notes	298	298
2029 Senior Notes	494	493
2030 Senior Notes	495	495
2031 Senior Notes	841	—
Total	$2,727	$2,284

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The total redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the three and six months ended April 30, 2021, we recorded a loss on extinguishment of debt of $12 million and $17 million, respectively, in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commence on September 12, 2021.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2021, we repurchased and retired 164,422 shares for $21 million and 3.050

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

million shares for $365 million, respectively, under this authorization. During the three and six months ended April 30, 2020, we repurchased and retired 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During both the three and six months ended April 30, 2021, we repurchased and retired 1.388 million shares for $174 million under this authorization. As of April 30, 2021, we had remaining authorization to repurchase up to approximately $1.826 billion of our common stock under this program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.388 per common share or $118 million, respectively, on the company's common stock. During the three and six months ended April 30, 2020, we paid cash dividends of $0.180 per common share or $55 million and $0.360 per common share or $111 million on the company's common stock.

On May 19, 2021, our board of directors declared a quarterly dividend of $0.194 per share of common stock or approximately $59 million which will be paid on July 28, 2021 to all shareholders of record at the close of business on July 6, 2021. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2021	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2021	$(152)	$125	$(433)	$(9)	$(469)

Other comprehensive income (loss) before reclassifications	2	—	—	—	2

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	16	6	21

Tax (expense) benefit	—	—	(4)	(2)	(6)

Other comprehensive income (loss)	2	(1)	12	4	17

As of April 30, 2021	$(150)	$124	$(421)	$(5)	$(452)

Six Months Ended April 30, 2021

As of October 31, 2020	$(194)	$125	$(442)	$(11)	$(522)

Other comprehensive income (loss) before reclassifications	44	—	(3)	(6)	35

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	32	14	45

Tax (expense) benefit	—	—	(8)	(2)	(10)

Other comprehensive income (loss)	44	(1)	21	6	70

As of April 30, 2021	$(150)	$124	$(421)	$(5)	$(452)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2021 and 2020 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Unrealized gain (loss) on derivatives	$(6)	$2	$(14)	$2	Cost of products
	—	(1)	—	(1)	Interest expense
	(6)	1	(14)	1	Total before income tax
	2	—	4	—	Provision for income tax
	(4)	1	(10)	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(16)	(14)	(32)	(28)
Prior service benefit	1	2	1	4
	(15)	(12)	(31)	(24)	Total before income tax
	4	2	8	8	Benefit for income tax
	(11)	(10)	(23)	(16)	Total net of income tax

Total reclassifications for the period	$(15)	$(9)	$(33)	$(15)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies.

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue and liquid-based pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples.  Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques utilized in clinical and life science research applications.

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, facilities, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization of acquisition-related intangible assets, transformational initiatives expenses, acquisition and integration costs, business exit and divestiture costs, asset impairments and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations and in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$674	$526	$1,396	$1,164
Diagnostics and Genomics	315	263	609	512
Agilent CrossLab	536	449	1,068	919
Total net revenue	$1,525	$1,238	$3,073	$2,595

Segment Income From Operations:
Life Sciences and Applied Markets	$154	$98	$353	$256
Diagnostics and Genomics	69	57	124	91
Agilent CrossLab	141	122	283	241
Total segment income from operations	$364	$277	$760	$588

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in millions)
Total segment income from operations	$364	$277	$760	$588
Transformational initiatives	(9)	(15)	(20)	(28)
Amortization of intangible assets related to business combinations	(46)	(46)	(90)	(94)
Acquisition and integration costs	(13)	(11)	(22)	(24)
Asset impairment	(2)	(99)	(2)	(99)
Business exit and divestiture costs	(3)	—	(4)	—
Other(1)	(3)	(4)	(6)	(26)
Interest income	1	3	1	6
Interest expense	(20)	(20)	(39)	(40)
Other income (expense), net (2)	4	36	7	57
Income before taxes, as reported	$273	$121	$585	$340

(1) For the six months ended April 30, 2020, the other category primarily includes the legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) For the three and six months ended April 30, 2020 other income (expense), net includes the settlement of the legal claim against Twist Bioscience Corporation.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	April 30, 2021	October 31, 2020
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,119	$3,143
Diagnostics and Genomics	3,262	2,515
Agilent CrossLab	1,425	1,375
Total segment assets	$7,806	$7,033

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three and six months ended April 30, 2021, many businesses and countries, including the United States, continued to implement preventative and precautionary measures to mitigate the spread of the virus such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations at different times.

Our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. We continue to take proactive measures to ensure the health and safety of our global employee base. The majority of the markets we serve, such as the pharmaceutical, biopharmaceutical, food, environmental and diagnostics and clinical markets, have continued to operate at various levels throughout the pandemic, and we continue working closely with our customers to ensure their seamless operations. In the academia and government markets, the recovery continues to improve as more research laboratories are open and expanding capacity as vaccines are deployed.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered, new variants of the virus are emerging in various parts of the world that have shown to be more contagious, adding concerns whether the vaccine is also effective against these new variants. We will continue to actively monitor the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business posed by the on-going pandemic.

Despite the economic challenges due to the COVID-19 pandemic, we ended our second fiscal quarter of 2021 with revenue growth of 23 percent year over year. This revenue growth was primarily non-COVID related revenue and came from all of our key end markets and geographies. Our life sciences and applied markets business saw an increase in demand for certain of our products that are being used in the development of new therapies and vaccines. Our Agilent CrossLab business continued to see an increase in revenue for our on-demand services and installation services due to more laboratories opening around the world. In our diagnostics and genomics business, we also saw revenue increase as elective medical procedures and non-COVID-19 routine testing continued to improve and are closer to pre-pandemic levels in the second quarter of fiscal year 2021. As a result of our strong business performance in the first half of fiscal year 2021, expense from our variable pay and LTPP-EPS programs, along with sales commission significantly increased year over year which was partially offset by the continued benefits from our cost savings actions which included reduction in travel and non-essential spending that we implemented last year.

Acquisition

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $550 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market. The fair value of the future potential contingent payments was estimated to be $96 million at the date of the close.

2022 Senior Notes

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the three and six months ended April 30, 2021, we recorded a loss on extinguishment of debt of $12 million and $17 million, respectively, in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commence on September 12, 2021.

Actual Results

Net revenue of $1,525 million and $3,073 million for the three and six months ended April 30, 2021 increased 23 percent and 18 percent, respectively, when compared to the same periods last year. This revenue growth was primarily non-COVID related revenue and came from all of our key end markets and geographies. Foreign currency movements for the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our life sciences and applied markets business increased 28 percent and 20 percent for the three and six months ended April 30, 2021, respectively, when compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and six months ended April 30, 2021 increased 20 percent and 19 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and six months ended April 30, 2021 increased 19 percent and 16 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year.

Net income for the three and six months ended April 30, 2021 was $216 million and $504 million, respectively, compared to net income of $101 million and $298 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2021, cash provided by operations was $710 million compared to cash provided by operations of $254 million in the same period last year which included a one-time income tax outflow of $226 million related to a transfer of intangibles.

For the six months ended April 30, 2021 and 2020, we paid cash dividends on the company's outstanding common stock of $118 million and $111 million, respectively.

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2021, we repurchased and retired 164,422 shares for $21 million and 3.050 million shares for $365 million, respectively, under this authorization. During the three and six months ended April 30, 2020, we repurchased and retired 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During both the three and six months ended April 30, 2021, we repurchased and retired 1.388 million shares for $174 million under this authorization. As of April 30, 2021, we had remaining authorization to repurchase up to approximately $1.826 billion of our common stock under this program.

  Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We expect to face additional supply chain pressures in the near term that we will continue to mitigate through various sourcing strategies. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity especially during these extraordinary times. We continue supporting our customers' needs related to the development of new therapies and vaccines. With our strong first half results and the continued recovery in our end markets, we are optimistic about our long-term growth opportunities in all of our end markets.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the six months ended April 30, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)
Net revenue:
Products	$1,150	$923	$2,322	$1,946	25%	19%
Services and other	375	315	751	649	19%	16%
Total net revenue	$1,525	$1,238	$3,073	$2,595	23%	18%

Net revenue of $1,525 million and $3,073 million for the three and six months ended April 30, 2021 increased 23 percent and 18 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. The favorable impact of COVID-related revenue for the three and six months ended April 30, 2021 was not material. In the three and six months ended April 30, 2021, net revenue increased in all three of our business segments, geographic regions and all of our key end markets led by very strong growth from the pharmaceutical market and strong growth from the academia and government and food markets when compared to the same periods last year.

Revenue from products increased 25 percent and 19 percent for the three and six months ended April 30, 2021, respectively, when compared to the same periods last year. The growth in product revenue was driven by increased sales within our liquid chromatography and mass spectrometry businesses with continued strong growth in our nucleic acid solutions and cell analysis businesses.

Services and other revenue increased 19 percent and 16 percent for the three and six months ended April 30, 2021, respectively, when compared to the same periods last year. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and life science and applied markets businesses. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three months ended April 30, 2021, the service revenue from the Agilent CrossLab business increased 19 percent when compared to the same period last year, with a 4 percentage point favorable currency impact. Service revenue increases for the three months ended April 30, 2021 reflected the contracted service business continuing to draw strong demand and non-contract service activity returning to pre-pandemic levels. A large portion of the growth is also a reflection of the early pandemic lock-downs during the three months ended April 30, 2020 in multiple regions, where a significant portion of customer sites were closed and inaccessible for service visits. For the six months ended April 30, 2021, the service revenue from the Agilent CrossLab business increased 16 percent when compared to the same period last year, with a 4 percentage point favorable currency impact. For the six months ended April 30, 2021 service revenue increased in all key customer offering categories.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$674	$526	$1,396	$1,164	28%	20%
Diagnostics and genomics	315	263	609	512	20%	19%
Agilent CrossLab	536	449	1,068	919	19%	16%
Total net revenue	$1,525	$1,238	$3,073	$2,595	23%	18%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2021 increased 28 percent and 20 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 3 percentage points when compared to the same periods last year. For the three and six months ended April 30, 2021, we saw revenue growth across all key end markets when compared to the same period last year. Revenue growth was led by strong demand for our products within the pharmaceutical market supported by strong growth within the food and academic and government markets when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2021, increased 20 percent and 19 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2021, we saw revenue growth across all key end markets when compared to the same periods last year. Revenue growth was very strong within the pharmaceutical market led by performance from our nucleic acid solutions and biomolecular analysis businesses. Revenue growth was strong within the diagnostics and clinical markets led by performance from our pathology and genomics businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2021, increased 19 percent and 16 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year. For the three and six months ended April 30, 2021, we saw revenue growth across all key end markets led by very strong growth from the pharmaceutical and food markets when compared to the same periods last year.

Operating Results

Three Months Ended	Six Months Ended	Year over Year Change
April 30,	April 30,	Three	Six
2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Total gross margin	53.6%	53.0%	53.9%	53.2%	1	ppt	1	ppt
Research and development	$109	$197	$212	$301	(44)%	(30)%
Selling, general and administrative	$420	$358	$827	$762	17%	9%
Operating margin	18.9%	8.2%	20.0%	12.2%	11	ppts	8 ppts
Income from operations	$288	$102	$616	$317	182%	94%

Total gross margin for both the three and six months ended April 30, 2021 increased 1 percentage point when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2021 increased due to higher sales volume which was partially offset by higher wages and variable pay, higher share-based compensation expense, higher inventory charges and logistics costs.

Research and development expenses for the three and six months ended April 30, 2021 decreased 44 percent and 30 percent, respectively, when compared to the same periods last year. Research and development expenses in the three and six months ended April 30, 2020 included an impairment charge of $97 million related to the shutdown of our sequencer development program. Excluding the impairment in 2020, research and development expenses for the three and six months ended April 30, 2021 increased slightly due to increased wages and variable pay and unfavorable currency movements partially offset by savings from the shutdown of our sequencer development program.

Selling, general and administrative expenses for the three and six months ended April 30, 2021 increased 17 percent and 9 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended April 30, 2021 was due to higher wages and variable pay, higher commissions and higher share-based compensation expense partially offset by lower discretionary spending. The increase in selling, general and administrative expenses for the six months ended April 30, 2021 was due to higher wages and variable pay, higher commissions and higher share-based compensation expense partially offset by lower legal costs, lower discretionary spending and lower intangible amortization of intangible assets.

Total operating margin for the three and six months ended April 30, 2021 increased 11 percentage points and 8 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2021 increased due to higher sales volume and increased gross margin partially offset by increases in operating expenses.

Income from operations for the three and six months ended April 30, 2021 increased $186 million or 182 percent and $299 million or 94 percent, respectively, on a corresponding revenue increase of $287 million and $478 million, respectively .

At April 30, 2021, our headcount was approximately 16,500 as compared to approximately 16,370 at April 30, 2020.

Other income (expense), net

In the three and six months ended April 30, 2021 other income and expense, net includes income of $2 million and $5 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the three and six months ended April 30, 2021 other income and expense, net also includes a $12 million and $17 million loss on extinguishment of debt, respectively and gains on the fair value of equity investment of approximately $11 million in both periods.

In the three and six months ended April 30, 2020 other income and expense, net includes income of $3 million and $6 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the three and six months ended April 30, 2020, other income (expense), net also includes $22 million of income related to the settlement of our legal claim against Twist BioScience and gains on the fair value of equity investment of approximately $11 million and $27 million, respectively.

Income Taxes

For the three and six months ended April 30, 2021, our income tax expense was $57 million with an effective tax rate of 20.9 percent and $81 million with an effective tax rate of 13.8 percent, respectively. For the three months ended April 30, 2021, there were no significant discrete tax items. For the six months ended April 30, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million. The income taxes for the six months ended April 30, 2021 also include the excess tax benefits from stock-based compensation of $22 million.

Our calculation of income tax expense for the three and six months ended April 30, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and six months ended April 30, 2020, our income tax expense was $20 million with an effective tax rate of 16.5 percent and $42 million with an effective tax rate of 12.4 percent, respectively. For the three months ended April 30, 2020, there were no significant discrete tax items. For the six months ended April 30, 2020, our effective tax rate and the resulting provision for income taxes were impacted by a discrete tax benefit of $14 million related to the excess tax benefits from stock compensation.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$674	$526	$1,396	$1,164	28%	20%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2021 increased 28 percent and 20 percent, respectively, when compared to the same periods last year. For both the three and six months ended April 30, 2021, foreign currency movements had an overall favorable impact on revenue of 3 percentage points when compared to the same periods last year.

Geographically, revenue increased 36 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 39 percent in Europe with an 8 percentage point favorable currency impact and increased 17 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended April 30, 2021 compared to the same period last year. For the three months ended April 30, 2021, revenue growth was strong across all businesses.

Revenue increased 20 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 24 percent in Europe with a 7 percentage point favorable currency impact and increased 17 percent in Asia Pacific with a 3 percentage point favorable currency impact for the six months ended April 30, 2021 compared to the same period last year. For the six months ended April 30, 2021, revenue growth was strong across all businesses.

For the three and six months ended April 30, 2021, all end markets delivered strong revenue growth. Revenue growth in the pharmaceutical end market was driven by our cell analysis, liquid chromatography mass spectrometry and liquid chromatography with strong growth across all regions. Revenue growth in the academia and government end market was led by cell analysis, liquid chromatography mass spectrometry business with strong growth in Americas. Revenue growth in the diagnostics and clinical markets was mainly driven by strength in liquid chromatography mass spectrometry and cell analysis business with broad based growth across regions.

For the three months ended April 30, 2021, revenue growth in the chemical and energy end market was led by spectroscopy, gas chromatography and gas chromatography mass spectrometry and liquid chromatography business with strong growth in Americas and Europe. Revenue growth in the food market was mainly driven by strength in gas chromatography, gas chromatography mass spectrometry and liquid chromatography with broad based strength across regions. Revenue growth in the forensics and environmental end markets was mainly driven by strength in spectroscopy, gas chromatography mass spectrometry and liquid chromatography mass spectrometry mainly led by growth in Americas.

For the six months ended in April 30, 2021, revenue growth, in the chemical and energy end market was driven by spectroscopy, liquid chromatography and gas chromatography mass spectrometry led by strength in Europe and Americas. Revenue growth in the food market was mainly driven by strength in gas chromatography, gas chromatography mass spectrometry, liquid chromatography mass spectrometry and liquid chromatography with broad based strength across regions. Revenue growth in the forensics and environmental end markets was mainly driven by strength in gas chromatography mass spectrometry, liquid chromatography mass spectrometry and gas chromatography mainly led by growth in Americas.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	59.4%	58.1%	60.0%	59.2%	1 ppt	1 ppt
Research and development	$62	$53	$121	$108	16%	12%
Selling, general and administrative	$184	$154	$363	$325	20%	12%
Operating margin	22.9%	18.7%	25.3%	22.0%	4 ppts	3 ppts
Income from operations	$154	$98	$353	$256	57%	38%

Gross margin for products and services for both the three and six months ended April 30, 2021, increased 1 percentage point when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2021 was impacted by higher sales volume which was partially offset by higher wage and variable pay, unfavorable currency impact and hedge losses.

Research and development expenses for the three and six months ended April 30, 2021, increased 16 percent and 12 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2021 increased due to higher wage and variable pay, unfavorable currency impact and higher share-based compensation expense partially offset by operational savings.

Selling, general and administrative expenses for the three and six months ended April 30, 2021, increased 20 percent and 12 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2021 increased due to higher wages and variable pay, higher commissions, higher share-based compensation expense and unfavorable currency movements partially offset by operational savings.

Operating margin for products and services for the three and six months ended April 30, 2021 increased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2021 increased due to higher sales volume and favorable impact of currency on revenue which was partially offset by higher wages and variable pay, unfavorable impact of currency on expenses and higher share-based compensation.

Income from operations for the three and six months ended April 30, 2021, increased $56 million or 57 percent and $97 million or 38 percent, respectively, on a corresponding revenue increase of $148 million and $232 million, respectively. Income from operations for the three and six months ended April 30, 2021 increased primarily due to higher sales volume.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business provides equipment and expertise focused on production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in an emerging class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue and liquid-based pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business is a provider of reagents used for turbidimetry and flow cytometry. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques utilized in clinical and life science research applications.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$315	$263	$609	$512	20%	19%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2021 increased 20 percent and 19 percent, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2021, foreign currency movements had an overall favorable impact on revenue of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue increased 30 percent in the Americas with no currency impact, increased 15 percent in Europe with a 7 percentage point favorable currency impact and increased 1 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended April 30, 2021 compared to the same period last year. For the three months ended April 30, 2021, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe we saw strong demand for our genomics solutions, as well as an increase in the companion diagnostics business. In Asia Pacific, the revenue increase from the pathology product portfolio was offset by a decline in the reagent partnership business.

For the six months ended April 30, 2021, revenue increased 29 percent in the Americas with no currency impact, increased 12 percent in Europe with a 7 percentage point favorable currency impact and increased 5 percent in Asia Pacific with a 3 percentage point favorable currency impact when compared to the same period last year. For the six months ended April 30, 2021, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe we saw strong demand for our genomics solutions, as well as an increase from our companion diagnostics business. In Asia Pacific revenue growth was driven by our pathology product portfolio.

For the three and six months ended April 30, 2021, revenue performance in the diagnostics and genomics business was led by strong revenue growth in our nucleic acid solutions business and the next generation sequencing product portfolio. For the six months ended April 30, 2021, the aforementioned increase was partly offset by a reduction in reagent partnership revenues. All key end markets had revenue increases when compared to the same periods last year.

    Looking forward we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened and planned extension of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. The acquisition of Resolution Bioscience will expand our capabilities in NGS-based cancer diagnostics and provides innovative technology to further serve the needs of the fast-growing precision medicine market. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	53.4%	55.1%	52.5%	53.4%	(2) ppts	(1) ppt
Research and development	$30	$30	$59	$62	—	(5)%
Selling, general and administrative	$69	$58	$137	$121	18%	13%
Operating margin	21.9%	21.6%	20.3%	17.7%	—	3 ppts
Income from operations	$69	$57	$124	$91	21%	36%

Gross margin for products and services for the three and six months ended April 30, 2021, decreased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin in the three and six months ended April 30, 2021 decreased due to a change in business mix, higher wages, variable pay, inventory charges and logistics expenses partially offset by higher sales volume.

Research and development expenses for the three and six months ended April 30, 2021, were flat and decreased 5 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended April 30, 2021 included higher program investments, wages, and variable pay offset by the shutdown of the sequencer development program in 2020. Research and development expenses for the six months ended April 30, 2021 included higher program investments, wages and variable pay which were more than offset by the shutdown of the sequencer development program in 2020.

Selling, general and administrative expenses for the three and six months ended April 30, 2021, increased 18 percent and 13 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2021 increased due to higher commissions, share based compensation expenses, higher wages and variable pay which more than offset a reduction in discretionary expenditures.

Operating margin for products and services for the three and six months ended April 30, 2021 was flat and increased 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three months ended April 30, 2021 had higher volume completely offset by higher commission, wage and variable pay expenses which negatively impacted gross margin and drove up operating expenses. Operating margin for the six months ended April 30, 2021 improved as the revenue growth more than offset the increase in commissions, wages and variable pay.

Income from operations for the three and six months ended April 30, 2021 increased $12 million or 21 percent and $33 million or 36 percent, respectively, on a corresponding revenue increase of $52 million and $97 million, respectively. Income from operations for the three and six months ended April 30, 2021 increased due to strong revenue performance.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$536	$449	$1,068	$919	19%	16%

Agilent CrossLab business revenue for the three and six months ended April 30, 2021 increased 19 percent and 16 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and six months ended April 30, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year.

Geographically, revenue increased 15 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 18 percent in Europe with an 8 percentage point favorable currency impact and increased 24 percent in Asia Pacific with a 6 percentage point favorable currency impact for the three months ended April 30, 2021 compared to the same period last year. During the three months ended April 30, 2021, the solid growth across the regions reflected a dramatic improvement against last year's weakened sales in the early months of the COVID-19 pandemic response that slowed or halted the operations of many customers.

Geographically, revenue increased 11 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 14 percent in Europe with a 7 percentage point favorable currency impact and increased 23 percent in Asia Pacific with a 6 percentage point favorable currency impact for the six months ended April 30, 2021 compared to the same period last year. During the six months ended April 30, 2021, the solid growth across the regions reflected consistently high demand for products and services across the Agilent CrossLab product portfolio. It also reflects last year's weakened sales of varying magnitude and timing from each of the regions, as a result of the COVID-19 pandemic’s response that slowed or halted the operations of many customers.

For the three and six months ended April 30, 2021, the Agilent CrossLab business continued to see exceptional growth from the pharmaceutical market, food market and the environmental market. The chemical, energy and materials market delivered moderate growth during that same period, but a large portion of that growth can be attributable to the severe contraction that this market faced during the overall business environment at the beginning of the COVID-19 pandemic last year.

Looking forward, the portfolio of Agilent CrossLab products and services are well positioned to continue their success in our key end markets. The business is taking advantage of digital and remote capabilities to offer services and consumables to customers. Despite difficulty of predicting the impact of the COVID-19 pandemic on the market, we remain confident about the long-term growth opportunities as customer feedback remains very positive on the value Agilent CrossLab brings to customer labs. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	51.6%	52.5%	51.7%	52.2%	(1) ppt	(1) ppt
Research and development	$15	$14	$30	$29	10%	5%
Selling, general and administrative	$121	$100	$239	$209	21%	14%
Operating margin	26.3%	27.2%	26.5%	26.3%	(1) ppt	—
Income from operations	$141	$122	$283	$241	15%	17%

Gross margin for products and services for both the three and six months ended April 30, 2021 decreased 1 percentage point when compared to the same periods last year. As customer sites reopen, certain service delivery costs have been returning to pre-pandemic levels. In addition, higher variable pay, higher hedge losses, inventory charges and higher logistical costs all negatively impacted margins as well. The positive impact from higher sales partially offset most of these unfavorable factors.

Research and development expenses for the three and six months ended April 30, 2021 increased 10 percent and 5 percent, respectively, when compared to the same periods last year. Research and development investment within the Agilent CrossLab business is on the rise due to higher wages and a continued focus on digital service offerings.

Selling, general and administrative expenses for the three and six months ended April 30, 2021 increased 21 percent and 14 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses increased due to higher wages and variable pay, higher sales commissions and higher share-based compensation expense.

Operating margin for products and services for the three and six months ended April 30, 2021 decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. Operating margin for the three months ended April 30, 2021 decreased 1 percentage point because of higher variable pay and service delivery costs returning to pre-pandemic levels, which were partially offset by the positive impact of higher sales. Operating margin for the six months ended April 30, 2021 was flat because of higher variable pay and higher service delivery costs, which were fully offset by the positive impact of higher sales.

Income from operations for the three and six months ended April 30, 2021 increased $19 million or 15 percent and $42 million or 17 percent, respectively, on a corresponding revenue increase of $87 million and $149 million, respectively. Income from operations for the three and six months ended April 30, 2021 increased primarily due to higher sales.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March 2020 in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. In March 2021 in the U.S., the American Rescue Plan Act ("ARP Act") was enacted. The ARP Act strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures and establishes new federal programs. As of April 30, 2021, the CARES Act, the ARP Act and other government benefits outside the U.S. did not have a material impact on our condensed consolidated financial statements and related disclosures.
Our financial position as of April 30, 2021 consisted of cash and cash equivalents of $1,380 million as compared to $1,441 million as of October 31, 2020.

As of April 30, 2021, $1,326 million of our cash and cash equivalents was held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $710 million for the six months ended April 30, 2021 compared to cash inflow of $254 million for the same period in 2020. In the six months ended April 30, 2021 and 2020, we paid approximately $119 million and $79 million, respectively, under our variable and incentive pay programs. Beginning in fiscal year 2020, all of our variable and incentive pay programs changed to be paid annually versus semi-annually in the prior years. The amount paid in the six months ended April 30, 2021 for our variable and incentive pay programs reflects an annual payment versus a semi-annual payment in 2020. Net cash paid for income taxes in the six months ended April 30, 2021 was approximately $116 million compared to income taxes paid of $286 million which included a one-time payment of $226 million related to the transfer of intellectual property in the prior year. For the six months ended April 30, 2021, deferred tax cash inflows were $31 million compared to cash outflows of $3 million in the prior year. For the six months ended April 30, 2021 there was an unrealized gain on the fair value of an equity investment of $11 million compared to $27 million in 2020. For the six months ended April 30, 2021, there was an asset impairment charge of $2 million compared to an asset impairment charge of $99 million which was related to the closure of a business in our diagnostics and genomics group. For the six months ended April 30, 2021, other assets and liabilities had cash outflow of $19 million compared to cash outflow of $204 million for the same period in 2020. Cash outflow in the six months ended April 30, 2021 compared to six months ended April 30, 2020 was largely the result of lower income tax payments and pension contributions in 2021.

In the six months ended April 30, 2021, accounts receivable used cash of $17 million compared to cash provided of $25 million for the same period in 2020. Days’ sales outstanding as of April 30, 2021 and 2020 was 63 days and 64 days, respectively. Cash used for inventory was $80 million for the six months ended April 30, 2021 compared to cash used of $85 million for the same period in 2020. Inventory days on-hand was 101 days as of April 30, 2021 compared to 116 days as of April 30, 2020 mainly due to higher sales. In the six months ended April 30, 2021, accounts payable provided cash of $51 million compared to cash used of $10 million for the same period in 2020.
We contributed approximately $9 million and $19 million to our defined benefit plans in both the six months ended April 30, 2021 and 2020, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $13 million to our defined benefit plans during the remainder of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $629 million for the six months ended April 30, 2021 as compared to net cash used in investing activities of $88 million in the same period of 2020. Investments in property, plant and equipment were $72 million for the six months ended April 30, 2021 compared to $67 million in the same period of 2020. We expect that total capital expenditures for the current year will be approximately $200 million. Cash used to purchase fair value investments for the six months ended April 30, 2021 was $8 million compared to $18 million in the same period in 2020. In the six months ended April 30, 2021, we invested $547 million in our acquisition of Resolution Bioscience.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2021 was $150 million compared to net cash used in financing activities of $217 million for the same period of 2020.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2021, we repurchased and retired 164,422 shares for $21 million and 3.050 million shares for $365 million, respectively, under this authorization. During the three and six months ended April 30, 2020, we repurchased and retired 1.663 million shares for $126 million and 2.389 million shares for $186 million, respectively, under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During both the three and six months ended April 30, 2021, we repurchased and retired 1.388 million shares for $174 million under this authorization. As of April 30, 2021, we had remaining authorization to repurchase up to approximately $1.826 billion of our common stock under this program.

Dividends

During the six months ended April 30, 2021 and 2020, we paid cash dividends of $0.388 per common share or $118 million, and $0.360 per common share or $111 million, respectively, on the company's common stock.

On May 19, 2021, our board of directors declared a quarterly dividend of $0.194 per share of common stock or approximately $59 million which will be paid on July 28, 2021 to all shareholders of record at the close of business on July 6, 2021. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of April 30, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of April 30, 2021, borrowings of $205 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately four days.

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the six months ended April 30, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commence on September 12, 2021.

Other than the full redemption of the 2022 senior notes and issuance of the 2031 senior notes, there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2021 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Other

Our commitments to contract manufacturers and suppliers increased by $93 million from $557 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 to our contractual commitments in the first six months of fiscal 2021. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2021 and October 31, 2020 include $312 million and $323 million, respectively, related to long-term income tax liabilities. Of these amounts, $188 million and $199 million related to uncertain tax positions as of April 30, 2021 and October 31, 2020, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent and 51 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2021 and 2020, respectively. The overall favorable effect of changes in foreign currency exchange rates, principally as a result of the weakness of the U.S. dollar, has increased revenue by 3 percentage points in the six months ended April 30, 2021. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2021, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Risks, Uncertainties and Other Factors Specific to Our Company That May Affect Future Results

The COVID-19 pandemic has adversely impacted, and continues to pose risks to, certain elements of our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. The COVID-19 pandemic also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. The extent and duration of the impact of the COVID-19 pandemic on our business and operations is dependent in part on customers returning to work and economic activity continuing to ramp up. The impact on our business also depends in part on the pace at which our customers resume non-COVID-19 related patient care and testing, as well as the timing of when research performed by laboratories and other institutions returns to normal levels. As COVID-19 conditions improve, there may be unpredictable increases in demand for certain of our products, which may pose challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the six months ended April 30, 2021 had an overall favorable impact on revenue of approximately 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Most of our accounting and tax processes including general accounting, cost accounting, accounts payable, accounts receivable and tax functions are centralized at locations in India and Malaysia. If economical, political, health or other conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of April 30, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. On May 1, 2020, we entered into a new $1.0 billion commercial paper program, and we currently have $205 million of commercial paper outstanding. We also currently have outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other natural or man-made disasters. For example, in the first quarter of fiscal year 2020, the outbreak of COVID-19 in China led to an extension of the Lunar New Year holiday, which adversely impacted our business and results, reduced the number of selling days and otherwise impacted our supply chain. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

As of April 30, 2021, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1) (2)
	(a)	(b)	(c)	(d)
2019 Repurchase Program
February 1, 2021 through February 17, 2021	164,422	$125.20	164,422	$193
2021 Repurchase Program
February 18, 2021 through February 28, 2021	97,797	$124.60	97,797	$1,988
March 1, 2021 through March 31, 2021	920,241	$122.31	920,241	$1,875
April 1, 2021 through April 30, 2021	370,077	$131.70	370,077	$1,826
Total	1,552,537	$125.00	1,552,537	$1,826

(1)On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorized the purchase of up to $1.75 billion of our common stock at the company's discretion and had no fixed termination date. The 2019 repurchase program did not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021. As of April 30, 2021, all repurchased shares to date have been retired.

(2)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of April 30, 2021, all repurchased shares to date have been retired.

(3)The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

4.1	Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A.

4.2	First Supplemental Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A. and Form of Global Note for the Company’s 2.300% Senior Notes due 2031.

10.1	Incremental Assumption Agreement dated as of April 21, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 28, 2021	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 28, 2021	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)