Form 10-Q
period 2021-07-31
AGILENT TECHNOLOGIES, INC.
filed 2021-09-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2021
OR
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

As of August 26, 2021, the registrant had 302,722,668 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net revenue:
Products	$1,188	$932	$3,510	$2,878
Services and other	398	329	1,149	978
Total net revenue	1,586	1,261	4,659	3,856
Costs and expenses:
Cost of products	521	422	1,534	1,293
Cost of services and other	213	170	618	514
Total costs	734	592	2,152	1,807
Research and development	113	92	325	393
Selling, general and administrative	403	347	1,230	1,109
Total costs and expenses	1,250	1,031	3,707	3,309
Income from operations	336	230	952	547
Interest income	—	1	1	7
Interest expense	(21)	(19)	(60)	(59)
Other income (expense), net	12	7	19	64
Income before taxes	327	219	912	559
Provision for income taxes	63	20	144	62
Net income	$264	$199	$768	$497

Net income per share:
Basic	$0.87	$0.64	$2.52	$1.61
Diluted	$0.86	$0.64	$2.50	$1.59

Weighted average shares used in computing net income per share:
Basic	303	309	305	309
Diluted	306	312	307	312

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Net income	$264	$199	$768	$497
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $(2), $(1) and $(2)	—	(7)	(4)	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense of $1, $0, $5 and $0	4	(1)	14	(2)
Foreign currency translation, net of tax expense of $0, $0, $0 and $0	(17)	60	27	20
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $4, $11 and $9	11	10	32	28
Change in net prior service benefit, net of tax expense (benefit) of $0, $(1), $0 and $(1)	—	—	(1)	(4)
Other comprehensive income (loss)	(2)	62	68	38
Total comprehensive income	$262	$261	$836	$535

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,428	$1,441
Accounts receivable, net	1,122	1,038
Inventory	818	720
Other current assets	264	216
Total current assets	3,632	3,415
Property, plant and equipment, net	905	845
Goodwill	3,976	3,602
Other intangible assets, net	1,032	831
Long-term investments	204	158
Other assets	742	776
Total assets	$10,491	$9,627
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$416	$354
Employee compensation and benefits	423	367
Deferred revenue	443	386
Short-term debt	130	75
Other accrued liabilities	312	285
Total current liabilities	1,724	1,467
Long-term debt	2,728	2,284
Retirement and post-retirement benefits	365	389
Other long-term liabilities	728	614
Total liabilities	5,545	4,754
Commitments and contingencies (Note 8, 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 303 million shares at July 31, 2021 and 306 million shares at October 31, 2020 issued and outstanding	3	3
Additional paid-in-capital	5,307	5,311
Retained earnings	90	81
Accumulated other comprehensive loss	(454)	(522)
Total stockholders' equity	4,946	4,873
Total liabilities and stockholders' equity	$10,491	$9,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income	$768	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	232
Share-based compensation	88	63
Deferred taxes	41	(1)
Excess and obsolete inventory related charges	21	18
Loss on extinguishment of debt	17	—
Unrealized gain on equity securities, net	(19)	(26)
Asset impairment charges	2	99
Other non-cash expense, net	1	6
Changes in assets and liabilities:
Accounts receivable	(69)	1
Inventory	(115)	(86)
Accounts payable	46	(35)
Employee compensation and benefits	38	(32)
Other assets and liabilities	(12)	(192)
Net cash provided by operating activities	1,044	544

Cash flows from investing activities:
Investments in property, plant and equipment	(126)	(92)
Proceeds from sale of property, plant and equipment	—	1
Payment to acquire fair value investments	(15)	(20)
Payment in exchange for convertible note	(2)	(9)
Payment to acquire intangible assets	(1)	—
Acquisitions of businesses and intangible assets, net of cash acquired	(546)	—
Net cash used in investing activities	(690)	(120)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	52	56
Payment of taxes related to net share settlement of equity awards	(74)	(34)
Payment of dividends	(177)	(167)
Issuance of senior notes	848	499
Debt issuance costs	(7)	(4)
Proceeds from revolving credit facility	—	798
Repayment of debt and revolving credit facility	—	(1,413)
Repayment of senior notes	(417)	—
Proceeds from commercial paper	1,492	240
Repayment of commercial paper	(1,437)	(200)
Repayment of finance lease	—	(4)
Treasury stock repurchases	(652)	(219)
Net cash used in financing activities	(372)	(448)

Effect of exchange rate movements	6	—

Net decrease in cash, cash equivalents and restricted cash	(12)	(24)

Cash, cash equivalents and restricted cash at beginning of period	1,447	1,388
Cash, cash equivalents and restricted cash at end of period	$1,435	$1,364

Supplemental cash flow information:
Income tax paid, net	$164	$325
Interest payments	$53	$53
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810
Components of comprehensive income, net of tax:
Net income	—	—	—	264	—	264
Other comprehensive loss	—	—	—	—	(2)	(2)
Total comprehensive income						262
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $1	296	—	24	—	—	24
Repurchase of common stock	(804)	—	(10)	(103)	—	(113)
Share-based compensation	—	—	22	—	—	22
Balance as of July 31, 2021	302,895	$3	$5,307	$90	$(454)	$4,946

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	768	—	768
Other comprehensive income	—	—	—	—	68	68
Total comprehensive income						836
Cash dividends declared ($0.582 per common share)	—	—	—	(177)	—	(177)
Share-based awards issued, net of tax of $74	1,939	—	(22)	—	—	(22)
Repurchase of common stock	(5,242)	—	(70)	(582)	—	(652)
Share-based compensation	—	—	88	—	—	88
Balance as of July 31, 2021	302,895	$3	$5,307	$90	$(454)	$4,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2020	308,443	$3	$5,288	$15	$(538)	$4,768
Components of comprehensive income, net of tax:
Net income	—	—	—	199	—	199
Other comprehensive income	—	—	—	—	62	62
Total comprehensive income						261
Cash dividends declared ($0.18 per common share)	—	—	—	(56)	—	(56)
Share-based awards issued, net of tax of $1	497	—	22	—	—	22
Repurchase of common stock	(362)	—	(5)	(28)	—	(33)
Share-based compensation	—	—	19	—	—	19
Balance as of July 31, 2020	308,578	$3	$5,324	$130	$(476)	$4,981

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2020	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of October 31, 2019	309,071	$3	$5,277	$(18)	$(514)	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	497	—	497
Other comprehensive income	—	—	—	—	38	38
Total comprehensive income						535
Cash dividends declared ($0.54 per common share)	—	—	—	(167)	—	(167)
Share-based awards issued, net of tax of $34	2,258	—	21	—	—	21
Repurchase of common stock	(2,751)	—	(37)	(182)	—	(219)
Share-based compensation	—	—	63	—	—	63
Balance as of July 31, 2020	308,578	$3	$5,324	$130	$(476)	$4,981

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2021 and 2020 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2020 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2021 and October 31, 2020, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2021 and 2020, condensed consolidated statement of operations for the three and nine months ended July 31, 2021 and 2020, condensed consolidated statement of cash flows for the nine months ended July 31, 2021 and 2020 and condensed consolidated statement of equity for the three and nine months ended July 31, 2021 and 2020.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	July 31,	October 31
	2021	2020
	(in millions)
Cash and cash equivalents	$1,428	$1,441
Restricted cash included in other assets	7	6
Total cash, cash equivalents and restricted cash	$1,435	$1,447

Leases. As of July 31, 2021 and October 31, 2020, operating lease right-of-use assets where we are the lessee were $182 million and $175 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $186 million and $178 million as of July 31, 2021 and October 31, 2020, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2021 and October 31, 2020, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2021 and October 31, 2020, the total carrying value of investments and loans in privately held companies considered as VIEs was $70 million and $67 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of our senior notes, calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance fair value hierarchy exceeds the carrying value by approximately $136 million and $162 million as of July 31, 2021 and October 31, 2020, respectively. The fair value is greater than carrying value primarily due to decreased market interest rates. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs (for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies) are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

 2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. On November 1, 2020, we adopted this guidance which did not have a material impact on our condensed consolidated financial statements.

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

In August 2018, the FASB issued updates to improve the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement which eliminates certain disclosure requirements and modifies others. On November 1, 2020, we adopted these amendments which did not have a material impact on our consolidated financial statements and disclosures. See Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments disclosures.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31
	2021				2020
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$226	$193	$187	$606	$174	$156	$121	$451
Europe	155	157	111	423	111	127	84	322
Asia Pacific	299	210	48	557	272	180	36	488
Total	$680	$560	$346	$1,586	$557	$463	$241	$1,261

	Nine Months Ended July 31
	2021				2020
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$681	$559	$502	$1,742	$553	$484	$365	$1,402
Europe	500	458	317	1,275	389	391	268	1,048
Asia Pacific	895	611	136	1,642	779	507	120	1,406
Total	$2,076	$1,628	$955	$4,659	$1,721	$1,382	$753	$3,856

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2021	2020	2021	2020
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$576	$440	$1,628	$1,263
Chemical and Energy	334	260	976	839
Diagnostics and Clinical	242	178	691	572
Food	143	123	449	367
Academia and Government	138	119	423	375
Environmental and Forensics	153	141	492	440
Total	$1,586	$1,261	$4,659	$3,856

Revenue by Type
Instrumentation	$640	$526	$1,953	$1,610
Non-instrumentation and other	946	735	2,706	2,246
Total	$1,586	$1,261	$4,659	$3,856

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of July 31, 2021 and October 31, 2020 were $182 million and $153 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2021:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2020	$446
Net revenue deferred in the period	361
Revenue recognized that was included in the contract liability balance at the beginning of the period	(322)
Change in deferrals from customer cash advances, net of revenue recognized	26
Currency translation and other adjustments	4
Ending balance as of July 31, 2021	$515

During the nine months ended July 31, 2020 revenue recognized that was included in the contract liability balance at October 31, 2019 was $273 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2021 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2021, was $259 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Cost of products and services	$6	$5	$21	$16
Research and development	3	2	9	7
Selling, general and administrative	14	12	60	41
Total share-based compensation expense	$23	$19	$90	$64

At July 31, 2021 and October 31, 2020, there was no share-based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Stock Option Plans:
Weighted average risk-free interest rate	0.9%	—	0.5%	—
Dividend yield	0.6%	—	0.7%	—
Weighted average volatility	26%	—	26%	—
Expected life	5.5 years	—	5.5 years	—
LTPP:
Volatility of Agilent shares	30%	23%	30%	23%
Volatility of selected peer-company shares	24%-57%	15%-44%	24%-57%	15%-44%
Pair-wise correlation with selected peers	45%	29%	45%	29%

Post-vest holding restriction discount for all executive awards	6.8%	5.3%	6.8%	5.3%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and nine months ended July 31, 2021, our income tax expense was $63 million with an effective tax rate of 19.3 percent and $144 million with an effective tax rate of 15.8 percent, respectively. For the three and nine months ended July 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million and $24 million, respectively. The income taxes for the nine months ended July 31, 2021 also include the excess tax benefits from stock-based compensation of $24 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and nine months ended July 31, 2020, our income tax expense was $20 million with an effective tax rate of 9.1 percent and $62 million with an effective tax rate of 11.1 percent, respectively. For the three and nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of the U.S. statute of limitations in July 2020 for fiscal year 2016, which resulted in the recognition of previously unrecognized tax benefits of $16 million. For the nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were also impacted by a discrete tax benefit of $15 million related to the excess tax benefits from stock compensation.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Numerator:
Net income	$264	$199	$768	$497
Denominator:
Basic weighted-average shares	303	309	305	309
Potential common shares— stock options and other employee stock plans	3	3	2	3
Diluted weighted-average shares	306	312	307	312

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

unamortized fair value were greater than the average market price of our common stock because their effect would also be anti-dilutive.

For both the three and nine months ended July 31, 2021 and 2020, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of July 31, 2021 and October 31, 2020 consisted of the following:

	July 31, 2021	October 31, 2020
	(in millions)
Finished goods	$463	$417
Purchased parts and fabricated assemblies	355	303
Inventory	$818	$720

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2021:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2020	$1,441	$1,599	$562	$3,602
Foreign currency translation impact	5	2	2	9
Goodwill arising from acquisitions and adjustments	—	365	—	365
Goodwill as of July 31, 2021	$1,446	$1,966	$564	$3,976

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of July 31, 2021 and October 31, 2020 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2020
Purchased technology	$1,429	$863	$566
Trademark/Tradename	196	117	79
Customer relationships	330	158	172
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	1,966	1,145	821
In-Process R&D	10	—	10
Total	$1,976	$1,145	$831
As of July 31, 2021
Purchased technology	$1,741	$944	$797
Trademark/Tradename	196	129	67
Customer relationships	357	210	147
Backlog	8	2	6
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	2,313	1,292	1,021
In-Process R&D	11	—	11
Total	$2,324	$1,292	$1,032

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $550 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. As of July 31, 2021, the expected maximum earn-out period for the contingent payments does not exceed 3.4 years. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market.

The results of operations of Resolution Bioscience have been included in the condensed consolidated statements of operations since the acquisition date of April 15, 2021. Pro forma financial information is not presented as historical financial results of Resolution Bioscience are not significant when compared to the actual results of operations of the company.

As a result of this acquisition, we recorded a short-term liability of $62 million in other accrued liabilities and a long-term liability of $48 million in other long-term liabilities on our condensed consolidated balance sheet which reflects the estimated fair value of the potential future contingent payments. The change in contingent consideration in the three months ended July 31, 2021, included a measurement period adjustment of $14 million. During the nine months ended July 31, 2021, we also recorded additions to goodwill of $365 million and additions to other intangible assets of $343 million with a weighted-average life of 11 years and a deferred tax liability of $59 million. During the three months ended July 31, 2021 we recorded measurement period adjustments which included an increase to other intangible assets of $80 million and a decrease to goodwill of $70 million. The goodwill arising from the acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place, and cash flows from future product technology and development services. The valuation of the tangible and intangible assets and related tax impacts and contingent consideration of this acquisition is preliminary and we anticipate will be completed by our fiscal year end.

During the nine months ended July 31, 2021, other intangible assets in total increased $2 million due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2021 and 2020 we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of goodwill. During the three and nine months ended July 31, 2021, there were no indicators of impairments of indefinite-lived intangible assets. During the three and nine months ended July 31, 2020, we recorded impairments of in-process research and development of zero and $90 million, respectively, related to the shut-down of our sequencer development program in our diagnostics and genomics segment.

Amortization expense of intangible assets was $54 million and $144 million for the three and nine months ended July 31, 2021, respectively. Amortization expense of intangible assets was $45 million and $140 million for the three and nine months ended July 31, 2020, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2021 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2021	$51
2022	$191
2023	$143
2024	$121
2025	$96
2026	$66
Thereafter	$353

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 were as follows:

		Fair Value Measurement at July 31, 2021 Using
	July 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$621	$621	$—	$—
Derivative instruments (foreign exchange contracts)	5	—	5	—
Long-term
Trading securities	33	33	—	—
Other investments	41	10	31	—
Total assets measured at fair value	$700	$664	$36	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$6	$—	$6	$—
Contingent consideration	62	—	—	62
Long-term
Deferred compensation liability	33	—	33	—
Contingent consideration	48	—	—	48
Total liabilities measured at fair value	$149	$—	$39	$110

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 were as follows:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$740	$740	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$797	$770	$27	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Contingent consideration	—	—	—	—
Long-term
Deferred compensation liability	30	—	30	—
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$47	$—	$47	$—

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Other investments include shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. These shares have been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities are or can be derived from and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself. Other investments also include shares in marketable equity securities and are classified as level 1 in the fair value hierarchy as they are measured based on quotes in active markets.

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

For the three and nine months ended July 31, 2021, an unrealized loss of $3 million and an unrealized gain of $8 million, respectively, were included in net income as an adjustment to the carrying value of marketable equity securities. No unrealized gains or losses were recorded for the three and nine months ended July 31, 2020 with respect to these investments.

The preliminary fair value of the contingent consideration liability relates to milestone payments in connection with the April 2021 acquisition of Resolution Bioscience. The fair value of the potential future milestone payments, which are set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component with an asset volatility of 54.9 percent and revenue volatilities ranging from 10.4 to 12.8 percent. The probability-weighted expected return method was used to estimate the fair value of the technical target component. Assumptions used in the calculations include probability of success, duration of the earn-out and discount rate. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

The contingent consideration liability is our only Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$96	$—	$—	$—
Additions to contingent consideration (including measurement period adjustment)	$14	$—	$110	$—
Change in fair value (included within selling, general and administrative expenses)	$—	$—	$—	$—
Ending balance	$110	$—	$110	$—

As of July 31, 2021, the expected maximum earn-out period for the contingent payments does not exceed 3.4 years and potential future payments will not exceed $145 million. The revised preliminary fair value of the contingent consideration liability was estimated to be $110 million of which $62 million was recorded in other accrued liabilities and $48 million was recorded in other long-term liabilities on the condensed consolidated balance sheet.

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended July 31, 2021 and 2020, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2021, long-lived assets held and used with a carrying amount of $2 million were written down to fair value of zero, resulting in an impairment of $2 million. For the nine months ended July 31, 2020, long-lived assets held and used with a carrying amount of $98 million were written down to fair value of zero, resulting in an impairment of $98 million related to the shut-down of our sequencer development program in our diagnostics and genomics segment. For the three and nine months ended July 31, 2021 and 2020, there were no impairments of long-lived assets held for sale.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For the three and nine months ended July 31, 2021 and 2020, there were no impairments of non-marketable securities. For the three months ended July 31, 2021 and 2020, an unrealized gain of $11 million and an unrealized loss of $1 million, respectively, were included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. For the nine months ended July 31, 2021 and 2020, an unrealized gain of $11 million and $26 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of July 31, 2021 and October 31, 2020, the carrying amount of non-marketable equity securities without readily determinable fair values was $130 million and $103 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2021, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2021 and 2020, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2021 was $5 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2021 was $5 million.

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

As of July 31, 2021, we have 3 open forward contracts to sell euros to buy USD maturing in the fourth quarter of fiscal year 2021, and these are designated as a net investment hedge of the U.S. parent's interest in foreign subsidiaries denominated in euro functional currency. In the three and nine months ended July 31, 2021, the change in fair value of the net investment hedge resulted in a net gain of $1 million and a net loss of $2 million, respectively, recognized in accumulated other comprehensive income (loss) within foreign currency translation. For the three and nine months ended July 31, 2021, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2021, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2021.

There were 270 foreign exchange forward contracts open as of July 31, 2021 and designated as cash flow hedges. There were 183 foreign exchange forward contracts open as of July 31, 2021 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of July 31, 2021 and designated as a net investment hedge.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregated notional amounts by currency and designation as of July 31, 2021 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(98)	$(95)	$89
British Pound	(64)	—	(7)
Canadian Dollar	(47)	—	(5)
Japanese Yen	(103)	—	(23)
Danish Krone	—	—	27
Korean Won	(60)	—	(18)
Singapore Dollar	17	—	26
Swiss Franc	—	—	(4)
Chinese Yuan Renminbi	(89)	—	(45)
Swedish Krona	—	—	(2)
Taiwan Dollar	—	—	(14)
Indian Rupee	—	—	(5)
Brazilian Real	—	—	(7)
Thai Baht	—	—	(5)
Other	4	—	(3)
Totals	$(440)	$(95)	$4

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2021 and October 31, 2020 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2021	October 31, 2020	Balance Sheet Location	July 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$—	Other accrued liabilities	$4	$12

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$1	$2	Other accrued liabilities	$2	$5
Total derivatives	$5	$2		$6	$17

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$1	$(9)	$(5)	$(6)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(1)	$—	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$(4)	$1	$(18)	$3
Gain (loss) on time value of forward contracts recorded in cost of sales	$(1)	$—	$(1)	$2

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$1	$(7)	$(2)	$(6)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(3)	$9	$(4)	$6

At July 31, 2021, the amount of existing net loss that is expected to be reclassified from accumulated other comprehensive loss is $3 million of which zero is estimated to be reclassified to cost of sales within the next twelve months.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and nine months ended July 31, 2021 and 2020, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended July 31
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$—	$—	$7	$6	$1	$1
Interest cost on benefit obligation	3	4	2	2	—	—
Expected return on plan assets	(7)	(7)	(12)	(11)	(2)	(2)
Amortization:
Actuarial losses	1	—	13	12	1	1
Prior service credits	—	—	—	—	—	(1)
Total net plan costs (benefits)	$(3)	$(3)	$10	$9	$—	$(1)

	Nine Months Ended July 31
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost—benefits earned during the period	$—	$—	$18	$18	$1	$1
Interest cost on benefit obligation	10	12	6	6	2	2
Expected return on plan assets	(22)	(22)	(37)	(35)	(5)	(5)
Amortization:
Actuarial losses	3	2	40	36	3	3
Prior service credits	—	—	—	—	(1)	(5)
Total net plan costs (benefits)	$(9)	$(8)	$27	$25	$—	$(4)
The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31		July 31		For Remainder of Year
	2021	2020	2021	2020	2021
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$7	$9	$16	$28	$6

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2021	2020
	(in millions)
Standard warranty accrual, beginning balance	$32	$32
Accruals for warranties including change in estimates	41	36
Settlements made during the period	(41)	(37)
Standard warranty accrual, ending balance	$32	$31

Accruals for warranties due within one year	$31	$31
Accruals for warranties due after one year	1	—
Standard warranty accrual, ending balance	$32	$31

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $47 million as of July 31, 2021 and $43 million as of October 31, 2020. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of July 31, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. On June 18, 2021, we increased the authorized maximum amount of notes that may be outstanding to $1.35 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of July 31, 2021, borrowings of $130 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately four days.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2021	October 31, 2020
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$—	$400
2023 Senior Notes	599	598
2026 Senior Notes	298	298
2029 Senior Notes	494	493
2030 Senior Notes	495	495
2031 Senior Notes	842	—
Total	$2,728	$2,284

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The total redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the nine months ended July 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

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

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2021 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

million and 2.751 million shares for $219 million, respectively, under this authorization. During the nine months ended July 31, 2021, we repurchased and retired 3.050 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2021, we repurchased and retired 804,352 shares for $113 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2021, we had remaining authorization to repurchase up to approximately $1.713 billion of our common stock under the 2021 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.582 per common share or $177 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2020, we paid cash dividends of $0.180 per common share or $56 million and $0.540 per common share or $167 million on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2021	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2021	$(150)	$124	$(421)	$(5)	$(452)

Other comprehensive income (loss) before reclassifications	(17)	—	(1)	1	(17)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	15	5	20

Tax expense	—	—	(3)	(2)	(5)

Other comprehensive income (loss)	(17)	—	11	4	(2)

As of July 31, 2021	$(167)	$124	$(410)	$(1)	$(454)

Nine Months Ended July 31, 2021

As of October 31, 2020	$(194)	$125	$(442)	$(11)	$(522)

Other comprehensive income (loss) before reclassifications	27	—	(4)	(5)	18

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	47	19	65

Tax expense	—	—	(11)	(4)	(15)

Other comprehensive income (loss)	27	(1)	32	10	68

As of July 31, 2021	$(167)	$124	$(410)	$(1)	$(454)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2021 and 2020 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Unrealized gain (loss) on derivatives	$(4)	$1	$(18)	$3	Cost of products
	(1)	—	(1)	(1)	Interest expense
	(5)	1	(19)	2	Total before income tax
	1	—	5	—	Provision for income tax
	(4)	1	(14)	2	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(15)	(14)	(47)	(42)
Prior service benefit	—	1	1	5
	(15)	(13)	(46)	(37)	Total before income tax
	3	3	11	11	Benefit for income tax
	(12)	(10)	(35)	(26)	Total net of income tax

Total reclassifications for the period	$(16)	$(9)	$(49)	$(24)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$680	$557	$2,076	$1,721
Diagnostics and Genomics	346	241	955	753
Agilent CrossLab	560	463	1,628	1,382
Total net revenue	$1,586	$1,261	$4,659	$3,856

Segment Income From Operations:
Life Sciences and Applied Markets	$170	$126	$523	$382
Diagnostics and Genomics	78	41	202	132
Agilent CrossLab	164	132	447	373
Total segment income from operations	$412	$299	$1,172	$887

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in millions)
Total segment income from operations	$412	$299	$1,172	$887
Transformational initiatives	(12)	(13)	(32)	(41)
Amortization of intangible assets related to business combinations	(53)	(45)	(143)	(139)
Acquisition and integration costs	(10)	(9)	(32)	(33)
Asset impairment	—	—	(2)	(99)
Business exit and divestiture costs	—	—	(4)	—
Other(1)	(1)	(2)	(7)	(28)
Interest income	—	1	1	7
Interest expense	(21)	(19)	(60)	(59)
Other income (expense), net (2)	12	7	19	64
Income before taxes, as reported	$327	$219	$912	$559

(1) For the nine months ended July 31, 2020, the other category primarily includes the legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) For the nine months ended July 31, 2020 other income (expense), net includes the settlement of the legal claim against Twist Bioscience Corporation.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, the valuation allowance relating to deferred tax assets and other assets.

	July 31, 2021	October 31, 2020
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,116	$3,143
Diagnostics and Genomics	3,278	2,515
Agilent CrossLab	1,456	1,375
Total segment assets	$7,850	$7,033

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three and nine months ended July 31, 2021, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus such as quarantine, shelter-in-place, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations at different times.

Our factories continue to operate around the world in accordance with the guidance issued by local, state and national government authorities. We continue to take proactive measures to ensure the health and safety of our global employee base. The markets that we serve have continued to operate at various levels throughout the pandemic and are in varying stages of recovery. We continue working closely with our customers to ensure their seamless operations.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are being distributed and administered around the world, the highly contagious new Delta variant of the virus has caused the latest surge in COVID-19 cases in the U.S. and other countries around the world. We will continue to actively monitor the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business posed by the on-going pandemic.

Despite the economic challenges due to the COVID-19 pandemic, we ended our third fiscal quarter of 2021 with revenue growth of 26 percent year over year. This revenue growth was primarily non-COVID related revenue and came from all of our segments, key end markets and geographies. For the three months ended July 31, 2021, revenue growth was also partly due to weakened sales in the prior year as the response to the early stages of the pandemic caused many of our customers to close or reduce operating capacity. In the first nine months of fiscal year 2021, our overall business performance was strong which also resulted in significant expense increases from our variable pay and long-term performance plan-earnings per share ("LTPP-EPS") programs, along with sales commission increases year over year, which was partially offset by the continued cost savings actions which included reduction in travel and non-essential spending that we implemented last year.

Acquisition

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $550 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market. The revised estimated fair value of the future potential contingent payments was $110 million as of the date of the close, which increased $14 million from our original estimate in the second quarter.

2022 Senior Notes

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the nine months ended July 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

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

Actual Results

Net revenue of $1,586 million and $4,659 million for the three and nine months ended July 31, 2021 increased 26 percent and 21 percent, respectively, when compared to the same periods last year. This revenue growth was primarily non-COVID related revenue and came from increases in all of our segments, key end markets and geographies. Foreign currency movements for the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Revenue generated by our life sciences and applied markets business in the three and nine months ended July 31, 2021 increased 22 percent and 21 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2021, had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2021 increased 44 percent and 27 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2021 increased 21 percent and 18 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 6 percentage points and 5 percentage points, respectively, when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2021 was $264 million and $768 million, respectively, compared to net income of $199 million and $497 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2021, cash provided by operations was $1,044 million compared to cash provided by operations of $544 million in the same period last year which included a one-time income tax outflow of $226 million related to a transfer of intangible assets.

For the nine months ended July 31, 2021 and 2020, we paid cash dividends on the company's outstanding common stock of $177 million and $167 million, respectively.

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33 million and 2.751 million shares for $219 million, respectively, under this authorization. During the nine months ended July 31, 2021, we repurchased and retired 3.050 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2021, we repurchased and retired 804,352 shares for $113 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2021, we had remaining authorization to repurchase up to approximately $1.713 billion of our common stock under the 2021 repurchase program.

  Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We expect to face additional supply chain pressures in the near term that we will continue to mitigate through various sourcing strategies. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity especially during these extraordinary times. We continue supporting our customers' needs related to the development of new therapies and vaccines. With our strong results in the first nine months of fiscal year 2021 and the continued recovery in our end markets, we remain optimistic about our long-term growth opportunities in all of our end markets.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the nine months ended July 31, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)
Net revenue:
Products	$1,188	$932	$3,510	$2,878	28%	22%
Services and other	398	329	1,149	978	21%	18%
Total net revenue	$1,586	$1,261	$4,659	$3,856	26%	21%

Net revenue of $1,586 million and $4,659 million for the three and nine months ended July 31, 2021 increased 26 percent and 21 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year. The favorable impact of COVID-related revenue for the three and nine months ended July 31, 2021 was not material. In the three and nine months ended July 31, 2021, net revenue increased in all three of our business segments, geographic regions and all of our key end markets led by strong growth from the pharmaceutical, chemical and energy and diagnostics and clinical markets when compared to the same periods last year.

Revenue from products increased 28 percent and 22 percent for the three and nine months ended July 31, 2021, respectively, when compared to the same periods last year. The growth in product revenue was driven by increased sales within our liquid chromatography and mass spectrometry businesses with continued strong growth in our nucleic acid solutions and cell analysis businesses.

Services and other revenue increased 21 percent and 18 percent for the three and nine months ended July 31, 2021, respectively, when compared to the same periods last year. Services and other revenue consist of revenue generated from our three business segments: Agilent CrossLab, diagnostics and genomics and life science and applied markets businesses. Some of the prominent services in the Agilent CrossLab business include repair and maintenance on multi-vendor instruments, compliance services and installation services. Services in the diagnostics and genomics business include consulting services related to the companion diagnostics and nucleic acid businesses. Services in the life science and applied markets business include repair and maintenance and installation services.

For the three and nine months ended July 31, 2021, the service revenue from the Agilent CrossLab business increased 19 percent with a 5 percentage point favorable currency impact and 17 percent with a 4 percentage point favorable currency impact when compared to the same periods last year. Service revenue increases for both the three and nine months ended July 31, 2021 reflected strong results across our entire service portfolio.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$680	$557	$2,076	$1,721	22%	21%
Diagnostics and genomics	346	241	955	753	44%	27%
Agilent CrossLab	560	463	1,628	1,382	21%	18%
Total net revenue	$1,586	$1,261	$4,659	$3,856	26%	21%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2021 increased 22 percent and 21 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year. For the three and nine months ended July 31, 2021, we saw revenue growth across all key end markets when compared to the same period last year. Revenue growth was led by strong demand for our products within the pharmaceutical and the chemical and energy markets when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2021, increased 44 percent and 27 percent, respectively, when compared to the same periods last year. Foreign currency movements for both the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year. For the three and nine months ended July 31, 2021, we saw revenue growth across all key end markets when compared to the same periods last year. Revenue growth was very strong within the pharmaceutical market led by performance from our nucleic acid solutions and biomolecular analysis businesses. Revenue growth was strong within the diagnostics and clinical markets led by performance from our pathology and genomics businesses.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2021, increased 21 percent and 18 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 6 percentage points and 5 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2021, we saw revenue growth across all key end markets led by very strong growth from the pharmaceutical and chemical and energy and food markets when compared to the same periods last year.

Operating Results

Three Months Ended	Nine Months Ended	Year over Year Change
July 31,	July 31,	Three	Nine
2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Total gross margin	53.7%	53.1%	53.8%	53.1%	1	ppt	1	ppt
Research and development	$113	$92	$325	$393	24%	(17)%
Selling, general and administrative	$403	$347	$1,230	$1,109	16%	11%
Operating margin	21.2%	18.2%	20.4%	14.2%	3	ppts	6 ppts
Income from operations	$336	$230	$952	$547	46%	74%

Total gross margin for both the three and nine months ended July 31, 2021 increased 1 percentage point when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2021 increased due to higher sales volume which was partially offset by higher wages and variable pay, higher intangible amortization expense, higher share-based compensation expense and logistics costs. Gross margin in the nine months ended July 31, 2021 was also impacted by higher inventory charges.

Research and development expenses for the three and nine months ended July 31, 2021 increased 24 percent and decreased 17 percent, respectively, when compared to the same periods last year. Research and development expenses in the nine months ended July 31, 2020 included an impairment charge of $97 million related to the shutdown of our sequencer development program. Excluding the impairment in 2020, research and development expenses for the three and nine months ended July 31, 2021 increased due to increased wages and variable pay, higher program investments, additional expenses related to our recent acquisition, and unfavorable currency movements partially offset by savings from the shutdown of our sequencer development program.

Selling, general and administrative expenses for the three and nine months ended July 31, 2021 increased 16 percent and 11 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses for the three months ended July 31, 2021 was due to higher wages and variable pay, higher commissions and higher share-based compensation expense partially offset by lower transformational initiatives expenses and lower discretionary spending. The increase in selling, general and administrative expenses for the nine months ended July 31, 2021 was due to higher wages and variable pay, higher commissions and higher share-based compensation expense partially offset by lower legal costs, lower transformational initiatives expenses and lower intangible amortization of intangible assets.

Total operating margin for the three and nine months ended July 31, 2021 increased 3 percentage points and 6 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2021 increased due to higher sales volume and increased gross margin partially offset by increases in operating expenses.

Income from operations for the three and nine months ended July 31, 2021 increased $106 million or 46 percent and $405 million or 74 percent, respectively, on a corresponding revenue increase of $325 million and $803 million, respectively .

At July 31, 2021, our headcount was approximately 16,700 as compared to approximately 16,300 at July 31, 2020.

Other income (expense), net

In the three and nine months ended July 31, 2021 other income and expense, net includes income of $2 million and $7 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the three months ended July 31, 2021 other income and expense, net also includes net gains on the fair value of equity investments of approximately $8 million. In the nine months ended July 31, 2021 other income and expense, net also includes a $17 million loss on extinguishment of debt and net gains on the fair value of equity investments of approximately $19 million.

In the three and nine months ended July 31, 2020 other income and expense, net includes income of $3 million and $9 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the nine months ended July 31, 2020, other income (expense), net also includes $22 million of income related to the settlement of our legal claim against Twist BioScience and net gains on the fair value of equity investments of approximately $26 million.

Income Taxes

For the three and nine months ended July 31, 2021, our income tax expense was $63 million with an effective tax rate of 19.3 percent and $144 million with an effective tax rate of 15.8 percent, respectively. For the three and nine months ended July 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million and $24 million, respectively. The income taxes for the nine months ended July 31, 2021 also include the excess tax benefits from stock-based compensation of $24 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2021 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and nine months ended July 31, 2020, our income tax expense was $20 million with an effective tax rate of 9.1 percent and $62 million with an effective tax rate of 11.1 percent, respectively. For the three and nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by the expiration of the U.S. statute of limitations in July 2020 for fiscal year 2016, which resulted in the recognition of previously unrecognized tax benefits of $16 million. For the nine months ended July 31, 2020, our effective tax rate and the resulting provision for income taxes were also impacted by a discrete tax benefit of $15 million related to the excess tax benefits from stock compensation.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$680	$557	$2,076	$1,721	22%	21%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2021 increased 22 percent and 21 percent, respectively, when compared to the same periods last year. For both the three and nine months ended July 31, 2021, foreign currency movements had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year.

Geographically, revenue increased 30 percent in the Americas with a 1 percentage point favorable currency impact, increased 40 percent in Europe with a 9 percentage point favorable currency impact and increased 10 percent in Asia Pacific with a 3 percentage point favorable currency impact for the three months ended July 31, 2021 compared to the same period last year. For the three months ended July 31, 2021, revenue growth was strong across all businesses.

Revenue increased 23 percent in the Americas with no currency impact, increased 28 percent in Europe with a 7 percentage point favorable currency impact and increased 15 percent in Asia Pacific with a 4 percentage point favorable currency impact for the nine months ended July 31, 2021 compared to the same period last year. For the nine months ended July 31, 2021, revenue growth was strong across all businesses.

For the three and nine months ended July 31, 2021, all end markets delivered strong revenue growth. Revenue growth in the pharmaceutical end market was driven by our liquid chromatography, cell analysis and liquid chromatography mass spectrometry with strong growth across the Americas, Europe and China. Revenue growth in the academia and government end market was led by cell analysis, liquid chromatography mass spectrometry business with strong growth in the Americas. Revenue growth in the diagnostics and clinical markets was mainly driven by strength in liquid chromatography mass spectrometry and cell analysis business with strong growth in the Americas.

For the three months ended July 31, 2021, revenue growth in the chemical and energy end market was led by spectroscopy, gas chromatography, gas chromatography mass spectrometry and liquid chromatography business with strong growth in the Americas, Europe and China. Revenue growth in the food market was mainly driven by strength in gas chromatography mass spectrometry and spectroscopy with broad based strength across all regions. Revenue growth in the forensics and environmental end markets was mainly driven by strength in liquid chromatography mass spectrometry mainly led by growth in the Americas.

For the nine months ended July 31, 2021, revenue growth, in the chemical and energy end market was driven by spectroscopy, gas chromatography, liquid chromatography and gas chromatography mass spectrometry led by strength in Europe, Americas and China. Revenue growth in the food market was mainly driven by strength in liquid chromatography mass spectrometry, gas chromatography, gas chromatography mass spectrometry, liquid chromatography and spectroscopy with broad based strength across regions. Revenue growth in the forensics and environmental end markets was mainly driven by strength in liquid chromatography mass spectrometry, gas chromatography and gas chromatography mass spectrometry mainly led by growth in the Americas and Europe.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	60.0%	59.3%	60.0%	59.3%	1 ppt	1 ppt
Research and development	$61	$53	$182	$161	15%	13%
Selling, general and administrative	$177	$152	$540	$477	17%	13%
Operating margin	25.0%	22.6%	25.2%	22.2%	2 ppts	3 ppts
Income from operations	$170	$126	$523	$382	35%	37%

Gross margin for products and services for both the three and nine months ended July 31, 2021, increased 1 percentage point when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2021 was impacted by higher sales volume which was partially offset by higher wage and variable pay, unfavorable currency impact and hedging losses.

Research and development expenses for the three and nine months ended July 31, 2021, increased 15 percent and 13 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2021 increased due to higher wage and variable pay, unfavorable currency impact and higher share-based compensation expense partially offset by operational savings. Research and development expenses for the nine months ended July 31, 2021 increased due to higher wage and variable pay, unfavorable currency impact and higher share-based compensation expense.

Selling, general and administrative expenses for the three and nine months ended July 31, 2021, increased 17 percent and 13 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2021 increased due to higher wages and variable pay, higher commissions, higher share-based compensation expense and unfavorable currency movements.

Operating margin for products and services for the three and nine months ended July 31, 2021 increased 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2021 increased due to higher sales volume and favorable impact of currency on revenue which was partially offset by higher wages and variable pay, unfavorable impact of currency on expenses and higher share-based compensation.

Income from operations for the three and nine months ended July 31, 2021, increased $44 million or 35 percent and $141 million or 37 percent, respectively, on a corresponding revenue increase of $123 million and $355 million, respectively. Income from operations for the three and nine months ended July 31, 2021 increased primarily due to higher sales volume.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$346	$241	$955	$753	44%	27%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2021 increased 44 percent and 27 percent, respectively, when compared to the same periods last year. For both the three and nine months ended July 31, 2021, foreign currency movements had an overall favorable impact on revenue of 4 percentage points when compared to the same periods last year.

Geographically, revenue increased 55 percent in the Americas with a 1 percentage point favorable currency impact, increased 33 percent in Europe with a 9 percentage point favorable currency impact and increased 32 percent in Asia Pacific with a 2 percentage point favorable currency impact for the three months ended July 31, 2021 compared to the same period last year. For the three months ended July 31, 2021, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In both Europe and Asia Pacific, the increase was due to strong demand for our genomics solutions.

For the nine months ended July 31, 2021, revenue increased 37 percent in the Americas with no currency impact, increased 18 percent in Europe with a 7 percentage point favorable currency impact and increased 14 percent in Asia Pacific with a 3 percentage point favorable currency impact when compared to the same period last year. For the nine months ended July 31, 2021, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe, we saw strong demand for our genomics solutions, as well as an increase from our companion diagnostics business. In Asia Pacific, revenue growth was driven by our pathology and genomics product portfolios.

For the three and nine months ended July 31, 2021, revenue performance in the diagnostics and genomics business was led by strong revenue growth in our nucleic acid solutions and genomics businesses. All key end markets had revenue increases when compared to the same periods last year.

    Looking forward, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened and planned extension of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. The acquisition of Resolution Bioscience will expand our capabilities in NGS-based cancer diagnostics and provide innovative technology to further serve the needs of the fast-growing precision medicine market. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	53.5%	49.8%	52.9%	52.3%	4 ppts	1 ppt
Research and development	$33	$24	$92	$86	39%	7%
Selling, general and administrative	$74	$55	$211	$176	35%	20%
Operating margin	22.6%	17.2%	21.1%	17.5%	5 ppts	4 ppts
Income from operations	$78	$41	$202	$132	89%	53%

Gross margin for products and services for the three and nine months ended July 31, 2021, increased 4 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin in the three and nine months ended July 31, 2021 increased due to higher sales volume, which was particularly strong in the three months ended July 31, 2021, more than offsetting higher wages, variable pay, inventory charges and logistics expenses.

Research and development expenses for the three and nine months ended July 31, 2021, increased 39 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2021 included higher program investments, wages and variable pay and additional expenses related to our recent acquisition. Research and development expenses for the nine months ended July 31, 2021 included higher program investments, wages and variable pay, and additional expenses related to our recent acquisition which were partially offset by the shutdown of the sequencer development program in 2020.

Selling, general and administrative expenses for the three and nine months ended July 31, 2021, increased 35 percent and 20 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2021 increased due to higher commissions, share based compensation expenses, higher wages and variable pay.

Operating margin for products and services for the three and nine months ended July 31, 2021 increased 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2021 improved as the revenue growth more than offset the increase in commissions, wages and variable pay.

Income from operations for the three and nine months ended July 31, 2021 increased $37 million or 89 percent and $70 million or 53 percent, respectively, on a corresponding revenue increase of $105 million and $202 million, respectively. Income from operations for the three and nine months ended July 31, 2021 increased due to strong revenue performance.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
	(in millions)

Net revenue	$560	$463	$1,628	$1,382	21%	18%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2021 increased 21 percent and 18 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2021 had an overall favorable impact on revenue of 6 percentage points and 5 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue increased 24 percent in the Americas with a 2 percentage point favorable currency impact, increased 24 percent in Europe with a 9 percentage point favorable currency impact and increased 17 percent in Asia Pacific with a 7 percentage point favorable currency impact for the three months ended July 31, 2021 compared to the same period last year. During the three months ended July 31, 2021, the relatively stronger growth in the Americas and Europe is partially due to last year's weakened sales when many of our customers closed their sites or reduced their operating capacity in response to the COVID-19 pandemic.

Geographically, revenue increased 15 percent in the Americas with no currency impact, increased 17 percent in Europe with an 8 percentage point favorable currency impact and increased 20 percent in Asia Pacific with a 5 percentage point favorable currency impact for the nine months ended July 31, 2021 compared to the same period last year. During the nine months ended July 31, 2021, the solid growth across the regions reflected consistently high demand for products and services across the entire product portfolio and end markets. Revenue growth also reflected last year's weakened sales when many of our customers closed their sites or reduced their operating capacity in response to the COVID-19 pandemic.

For the three and nine months ended July 31, 2021, the Agilent CrossLab business continued to see exceptional growth from the pharmaceutical market and the food market despite the strong performance set by those two markets during the same period last year. The growth in the chemical and energy markets has accelerated in recent quarters, with a portion of that growth being attributable to the severe contraction that this market experienced during the overall business environment at the beginning of the COVID-19 pandemic last year.

Looking forward, the Agilent CrossLab products and services are well positioned to continue their success in our key end markets and with a growing installed base of instruments to support. We have been taking advantage of digital and remote capabilities to offer services and consumables to customers and will continue to do so. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2021	2020	2021	2020	Months	Months
(in millions, except margin data)
Gross margin	52.5%	52.6%	51.9%	52.3%	—	—
Research and development	$15	$14	$45	$43	6%	5%
Selling, general and administrative	$115	$98	$354	$307	17%	15%
Operating margin	29.3%	28.4%	27.4%	27.0%	1 ppt	—
Income from operations	$164	$132	$447	$373	24%	20%

Gross margin for products and services for both the three and nine months ended July 31, 2021 were flat when compared to the same periods last year. Higher volumes and targeted price increases did help elevate margins, but those benefits were offset by higher service delivery costs, higher variable pay and higher hedging losses.

Research and development expenses for the three and nine months ended July 31, 2021 increased 6 percent and 5 percent, respectively, when compared to the same periods last year. Research and development investment within the Agilent CrossLab business increased due to higher wages and a continued focus on digital service offerings.

Selling, general and administrative expenses for the three months ended July 31, 2021 increased 17 percent when compared to the same period last year due to higher wages, sales commissions, share-based compensation expense, and marketing program expense. Selling, general and administrative expenses for the nine months ended July 31, 2021 increased 15 percent when compared to the same period last year due to higher wages and variable pay, sales commissions, share-based compensation expense and marketing program expense.

Operating margin for products and services for the three months ended July 31, 2021 increased 1 percentage point when compared to the same period last year mostly driven by higher sales volume. Operating margin for products and services for the nine months ended July 31, 2021 was flat compared to the same period last year due to higher sales volume offset by higher wages and variable pay, higher service delivery costs and hedging losses.

Income from operations for the three and nine months ended July 31, 2021 increased $32 million or 24 percent and $74 million or 20 percent, respectively, on a corresponding revenue increase of $97 million and $246 million, respectively. Income from operations for the three and nine months ended July 31, 2021 increased primarily due to higher sales.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March 2020 in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. In March 2021 in the U.S., the American Rescue Plan Act ("ARP Act") was enacted. The ARP Act strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures and establishes new federal programs. As of July 31, 2021, the CARES Act, the ARP Act and other government benefits outside the U.S. did not have a material impact on our condensed consolidated financial statements and related disclosures.
Our financial position as of July 31, 2021 consisted of cash and cash equivalents of $1,428 million as compared to $1,441 million as of October 31, 2020.

As of July 31, 2021, $1,388 million of our cash and cash equivalents was held outside of the U.S. by our foreign subsidiaries and can be repatriated to the U.S. as local working capital and other regulatory conditions permit. We utilize a variety of funding strategies to ensure that our worldwide cash is available in the locations in which it is needed.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $1,044 million for the nine months ended July 31, 2021 compared to cash inflow of $544 million for the same period in 2020. Net cash paid for income taxes in the nine months ended July 31, 2021 was approximately $164 million compared to income taxes paid of $325 million which included a one-time payment of $226 million related to the transfer of intellectual property in the prior year. For the nine months ended July 31, 2021, deferred tax cash inflows were $41 million compared to cash outflows of $1 million in the prior year. For the nine months ended July 31, 2021 there was a net unrealized gain on the fair value of equity investments of $19 million compared to $26 million in 2020. For the nine months ended July 31, 2021, there was an asset impairment charge of $2 million compared to an asset impairment charge of $99 million which was related to the closure of a business in our diagnostics and genomics group. For the nine months ended July 31, 2021, other assets and liabilities had cash outflow of $12 million compared to cash outflow of $192 million for the same period in 2020. Cash outflow in the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 was largely the result of lower income tax payments and pension contributions in 2021.

In the nine months ended July 31, 2021, accounts receivable used cash of $69 million compared to cash provided of $1 million for the same period in 2020. Days’ sales outstanding as of July 31, 2021 and 2020 was 64 days and 66 days, respectively. Cash used for inventory was $115 million for the nine months ended July 31, 2021 compared to cash used of $86 million for the same period in 2020. Inventory days on-hand was 100 days as of July 31, 2021 compared to 113 days as of July 31, 2020 mainly due to higher sales. In the nine months ended July 31, 2021, accounts payable provided cash of $46 million compared to cash used of $35 million for the same period in 2020. The change in the employee compensation and benefits liability was $38 million for the nine months ended July 31, 2021 compared to cash used of $32 million for the same period in 2020. This was largely due to an increase in the vacation liability and variable and incentive pay liability. In the nine months ended July 31, 2021 and 2020 we paid approximately $119 million and $79 million, respectively, under our variable and incentive pay programs. Beginning in fiscal year 2020, all of our variable and incentive pay programs changed to be paid annually versus semi-annually in the prior years. The amount paid in the nine months ended July 31, 2021 for our variable and incentive pay programs reflects an annual payment versus a semi-annual payment in 2020.
We contributed approximately $16 million and $28 million to our defined benefit plans in both the nine months ended July 31, 2021 and 2020, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $6 million to our defined benefit plans during the remainder of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $690 million for the nine months ended July 31, 2021 as compared to net cash used in investing activities of $120 million in the same period of 2020. Investments in property, plant and equipment were $126 million for the nine months ended July 31, 2021 compared to $92 million in the same period of 2020. We expect that total capital expenditures for the current year will be approximately $200 million. Cash used to purchase fair value investments for the nine months ended July 31, 2021 was $15 million compared to $20 million in the same period in 2020. In the nine months ended July 31, 2021, we invested $546 million in our acquisition of Resolution Bioscience.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2021 was $372 million compared to net cash used in financing activities of $448 million for the same period of 2020.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2020, we repurchased and retired approximately 362,000 shares for $33 million and 2.751 million shares for $219 million, respectively, under this authorization. During the nine months ended July 31, 2021, we repurchased and retired 3.050 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2021, we repurchased and retired 804,352 shares for $113 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2021, we had remaining authorization to repurchase up to approximately $1.713 billion of our common stock under the 2021 repurchase program.

Dividends

During the nine months ended July 31, 2021 and 2020, we paid cash dividends of $0.582 per common share or $177 million, and $0.540 per common share or $167 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of July 31, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. In June 2021, we increased the authorized maximum amount of notes that may be outstanding to $1.35 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of July 31, 2021, borrowings of $130 million were outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.17 percent and a weighted average remaining maturity of approximately four days.

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the nine months ended July 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the condensed consolidated statement of operations.

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

Other than the full redemption of the 2022 senior notes and issuance of the 2031 senior notes, there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2021 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Other

Our commitments to contract manufacturers and suppliers increased by $195 million from $557 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 to our contractual commitments in the first nine months of fiscal 2021. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2021 and October 31, 2020 include $307 million and $323 million, respectively, related to long-term income tax liabilities. Of these amounts, $183 million and $199 million related to uncertain tax positions as of July 31, 2021 and October 31, 2020, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent and 51 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2021 and 2020, respectively. The overall favorable effect of changes in foreign currency exchange rates, principally as a result of the weakness of the U.S. dollar, has increased revenue by 4 percentage points in the nine months ended July 31, 2021. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2021, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the U.S. implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. The COVID-19 pandemic also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. The extent and duration of the impact of the COVID-19 pandemic on our business and operations is dependent in part on customers returning to work and economic activity continuing to ramp up. The impact on our business also depends in part on the pace at which our customers resume non-COVID-19 related patient care and testing, as well as the timing of when research performed by laboratories and other institutions returns to normal levels. As COVID-19 conditions improve, there may be unpredictable increases in demand for certain of our products, which may pose challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the nine months ended July 31, 2021 had an overall favorable impact on revenue of approximately 4 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Certain properties we have previously owned or leased are undergoing remediation for subsurface contamination.  Although we are indemnified for liability relating to the required remediation at some of those properties, we may be subject to liability if these indemnification obligations are not fulfilled.  In other cases, we have agreed to indemnify the current owners of certain properties for liabilities related to contamination, including companies with which we have previously been affiliated such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Siemens Healthineers (formerly Varian Medical Systems, Inc.)  Further, other properties we have previously owned or leased at which we have operated in the past, or for which we have otherwise contractually assumed, or provided indemnities for, certain actual or contingent environmental liabilities may or do require remediation. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if environmental contamination at material levels is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed other costs and potential or contingent liabilities for environmental matters.  Any significant costs or liabilities could have an adverse effect on results of operations.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of July 31, 2021, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. On June 18, 2021, we increased the maximum amount of our commercial paper program to $1.35 billion and we currently have $130 million of commercial paper outstanding. We also currently have outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2021, we had cash and cash equivalents of approximately $1.4 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2021.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2021 Repurchase Program
May 1, 2021 through May 31, 2021	271,201	$132.50	271,201	$1,790
June 1, 2021 through June 30, 2021	287,851	$143.20	287,851	$1,749
July 1, 2021 through July 31, 2021	245,300	$149.21	245,300	$1,713
Total	804,352	$141.43	804,352	$1,713

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of July 31, 2021, all repurchased shares to date have been retired.

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

Dated:	August 31, 2021	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 31, 2021	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)