Form 10-K
period 2021-10-31
AGILENT TECHNOLOGIES, INC.
filed 2021-12-17
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2021, was approximately $30.9 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 8, 2021 there were 302,000,797 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 16, 2022, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2021 are incorporated by reference into Part III of this Report	III

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

For fiscal year ended October 31, 2021, we have three business segments comprised of the life sciences and applied markets business, the diagnostics and genomics business and the Agilent CrossLab business.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturers' representatives and electronic commerce. As of October 31, 2021, we employed approximately 17,000 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts, Texas, Vermont and Washington in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

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

We employed approximately 5,400 people as of October 31, 2021 in our life sciences and applied markets business.

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

Life Sciences and Applied Markets Customers
We had approximately 25,900 customers for our life sciences and applied markets business in fiscal 2021. No single customer represented a material amount of the net revenue of the life sciences and applied markets business. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
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

We employed approximately 2,900 people as of October 31, 2021 in our diagnostics and genomics business.

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

Diagnostics and Genomics Customers

We had approximately 11,500 customers for our diagnostics and genomics business in fiscal 2021. No single customer represented a material amount of the net revenue of the diagnostics and genomics business.

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

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Abbott Laboratories, Affymetrix, Inc., a division of Thermo Fisher Scientific Inc., Illumina, Inc., Leica Biosystems, Inc., a division of Danaher Corporation, Roche Ventana Medical Systems, Inc., a member of the Roche Group and Twist Bioscience Corporation. Agilent competes on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

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

Our Agilent CrossLab business employed approximately 6,100 people as of October 31, 2021.

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

Agilent CrossLab Customers

We had approximately 58,400 Agilent CrossLab customers in fiscal 2021 and no single customer represented a material amount of the net revenue of the Agilent CrossLab business. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.

The service and consumables business is mostly recurring in nature and is less susceptible to market seasonality and industry cycles in comparison to our instrument businesses. The vendor neutral portion of the portfolio allows the business to perform relatively independent from our instrument business.

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

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, order administration and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of October 31, 2021, our global infrastructure organization employed approximately 2,600 people worldwide.

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

Environmental

Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the U.S., even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. We are also regulated under a number of international, federal, state, and local laws regarding recycling, product packaging and product content requirements. We believe we are substantially in compliance with such environmental, product content/disposal and recycling laws. We also maintain a comprehensive Environmental Site Liability insurance policy which may cover certain clean-up costs or legal claims related to environmental contamination. This policy covers specified active, inactive and divested locations.

Climate change may impact our business by increasing operating costs due to impairments of our facilities and distribution systems, disruptions to our manufacturing processes and additional regulatory requirements. Although we address these potential risks in our business continuity planning, such events could make it difficult for us to deliver products and services to our customers and cause us to incur substantial expense.

In addition to monitoring and managing compliance with environmental regulations, we are also committed to sustainability and environmental protection. In 2021, we announced our commitment to achieve net-zero greenhouse gas emissions no later than 2050. For more information on our approach to sustainability management, refer to our annual Corporate Social Responsibility report, which is available on our website.

Regulatory Affairs

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. In Europe, the European Union is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. The new EU IVDR requirements become effective in May 2022.

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

In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. Global privacy laws, including the EU's General Data Protection Regulation ("GDPR”), Brazil’s Lei Geral de Protecao de Dados, and the California Consumer Privacy Act, apply to our activities involving the processing of personal data, both in relation to our product and service offerings and the management of our workforce. The global proliferation of privacy laws, with governmental authorities around the world passing or considering passing legislative and regulatory proposals concerning privacy and data protection, continues to result in new requirements regarding the handling of personal data, with many such laws imposing significant penalties for non-compliance (including possible fines of up to four percent of total company revenue under the GDPR). Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to operate and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations.

Human Capital Management

As of October 31, 2021, we employed approximately 17,000 persons, of whom approximately 6,400 were based in the Americas, 4,200 in Europe and 6,400 in Asia Pacific. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.

Culture. Agilent instruments, software, services, solutions and people provide trusted answers to customers’ most challenging questions. Whether we are working with our customers to keep food supplies safe, improve the quality of air, water and soil, or fight cancer with more precise diagnoses and targeted treatments, Agilent employees share a passion and commitment to advancing the quality of life. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees in order to fulfil that commitment.

Engagement. Agilent engages with our employees through consultation, surveys, ad-hoc feedback and reviews. Our executive officers hold all-managers meetings on a quarterly basis to provide business updates and answer questions. We conduct an annual leadership survey that allows employees to provide feedback on leadership effectiveness, culture and job satisfaction. We have an open-door policy where employees are encouraged and empowered to bring issues to management’s attention. Employees have regular performance reviews with immediate supervisors. Employee sessions are held regularly to share business and market updates and answer employee questions.

Diversity and Inclusion. As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from providing managers transparency of their workforce pay equity to working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds. Agilent is committed to creating a diverse work environment and is proud to be an equal opportunity employer. We believe in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. As of October 31, 2021, approximately 39 percent of our full-time employees were female. Approximately 42 percent of our board is comprised of directors representing underrepresented groups as of the date of this report. We also have employee-network groups aimed at promoting engagement of women and Black employees. To further our commitment to global diversity and inclusion efforts, in 2020 we hired an associate vice president of diversity and inclusion and launched a number of company-wide initiatives.

Retention. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. Our benefits are offered to eligible employees and comply with local legal requirements. We have a number of programs and policies designed to help employees in our diverse workforce manage their work and personal lives while meeting company objectives for business success, including flexible work arrangements, health and welfare benefits, employee and family assistance plans and parental leave.

Development. As part of our promotion and retention efforts, we also invest in ongoing leadership development for current and rising managers. Training at Agilent takes several forms: face-to-face classroom experiences, on-the-job learning, virtual classroom events and self-paced e-learning. We are committed to providing an environment in which employees can expand their knowledge, develop new skills, and contribute their best work. Our culture of continuous development instills in our employees the behaviors that bring our values to life every day. We encourage our people to stay up-to-date on current research and technology while enhancing their current skills and growing new skills to meet future needs; we also put special emphasis on training managers at all levels to effectively communicate, role model and reinforce our values and culture.

Health and Safety. The health and safety of our employees is a top priority for us. Our environmental, health and safety management system provides a framework for assessing and managing risks relating to health and safety. We regularly evaluate and review with senior management the performance of our programs and processes. In response to the COVID-19 pandemic, we took proactive actions to protect the health and safety of our employees, customers, partners and suppliers. In the U.S., we enacted safety measures, including social distancing protocols, encouraging employees to work from home when possible, suspending non-essential work travel, implementing various access controls at our facilities, frequently disinfecting our workspaces and providing appropriate personal protective equipment to employees who are physically present at our facilities. As COVID-19 conditions improved, we began implementing a phased reopening process, required our U.S. employees to be fully vaccinated pursuant to federal, state and local guidelines and continued to prioritize health and safety. We expect to continue to implement appropriate safety measures until the COVID-19 pandemic is contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Community. Each year Agilent employees throughout the world devote thousands of volunteer hours to community service activities. Our employees may take up to six days of paid time off each year for volunteer activities with charities and organizations. We also support a giving program, which provides employees the opportunity to support a broad range of eligible non-profit organizations in their communities in the areas of health and human services, arts and culture, education and literacy, environment and conservation, and family and civic betterment.

Information about our Executive Officers
The names of our current executive officers and their ages, titles and biographies appear below:

Henrik Ancher-Jensen, 56, has served as our Senior Vice President, Agilent and President, Order Fulfillment since September 2013. From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Rodney Gonsalves, 56, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015. From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the company, most recently for the Life Sciences and Applied Markets Group. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett-Packard Company.

Dominique P. Grau, 62, has served as our Senior Vice President, Human Resources and Global Communications since November 2018. From August 2014 to October 2018 he served as Senior Vice President, Human Resources. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.

Padraig McDonnell, 50, has served as our Chief Commercial Officer and President, Agilent CrossLab Group since November 2021. From May 2020 to November 2021, he served as Senior Vice President, Agilent and President, Agilent CrossLab Group. From November 2016 to April 2020, he served as our Vice President and General Manager of the Chemistries and Supplies Division. Prior to that, he served as our Vice President and General Manager of EMEAI Laboratory Solutions Sales. Mr. McDonnell has previously held a variety of positions with Agilent and Hewlett-Packard Company.

Robert W. McMahon, 53, has served as our Senior Vice President since August 2018 and Chief Financial Officer since September 2018. He previously served as the Chief Financial Officer of Hologic, Inc., a medical technology company from May 2014 to August 2018.  Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson most recently as Worldwide Vice President of Finance and Business Development for Ortho Clinical Diagnostics a division of Johnson & Johnson's Medical Device and Diagnostics Group.

Michael R. McMullen, 60, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014, he served as Senior Vice President, Agilent and President, Chemical Analysis Group. Prior to that, he served in various capacities for Agilent, including as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group and Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to that, Mr. McMullen served as Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. Since September 2018, Mr. McMullen has served as a member of the Board of Directors of Coherent, Inc.

Samraat S. Raha, 49, has served as our Senior Vice President, Agilent and President, Diagnostics and Genomics Group since April 2018. From May 2017 to April 2018, Mr. Raha served as our Senior Vice President, Strategy and Corporate Development. From June 2013 to January 2017 he served as Vice President, Global Marketing for Illumina, Inc. and from 2008 to 2012 he served as Vice President and General Manager, Genomic Assays / NextGen qPCR for Life Technologies, Inc.

Michael Tang, 47, has served as our Senior Vice President, General Counsel and Secretary since January 2016. From May 2015 to January 2016 he served as Vice President, Assistant General Counsel and Secretary and from November 2013 to April 2015 he served as Vice President, Assistant General Counsel and Assistant Secretary. From March 2012 to October 2013 he served as Business Development Manager in Agilent’s Corporate Development group. Prior to that, Mr. Tang served in various capacities in Agilent's legal department. Before joining Agilent, Mr. Tang worked at Wilson Sonsini Goodrich & Rosati, a California law firm and Fenwick & West LLP, a California law firm.

Jacob Thaysen, 46, has served as our Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group, since April 2018. From November 2014 to April 2018 he served as Senior Vice President, Agilent and President, Diagnostics and Genomics Group.  From October 2013 to November 2014 he served as Vice President and General Manager of the Diagnostics and Genomics business. Prior to that he served as Vice President and General Manager of the Genomics Solutions unit from January 2013 to October 2013. Before joining Agilent, he served in various capacities at Dako A/S, a Danish diagnostics company, including as Corporate Vice President of R&D, Vice President, System Development, R&D, Vice President, Strategic Marketing and Vice President, Global Sales Operations. Prior to Dako, Mr. Thaysen worked as a management consultant and Chief Technical Officer and founder of a high-tech start-up company.

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

Business and Strategic Risks
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, certain elements of our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. The COVID-19 pandemic also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. While many of our customers have returned to work and economic activity continues to ramp up, we are unable to accurately predict the full extent and duration of the impact of the COVID-19 pandemic on our business and operations due to numerous uncertainties, including the duration and severity of the pandemic, the efficacy and distribution of vaccines and containment measures. As COVID-19 conditions improved, there have been increases in demand for certain of our products, which posed challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

Additionally, the COVID-19 pandemic caused significant volatility in U.S. and international markets. The impact of the pandemic may increase the possibility of uncertainty in the global financial markets, high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results and financial condition even after local conditions improve. There are no assurances that the credit markets or the capital markets will be available to us in the future or that the lenders participating in our credit facilities will be able to provide financing in accordance with their contractual obligations.

To the extent COVID-19 conditions improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by business. The actions we take in response to any improvements in conditions, such as our return-to-office plans, may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business and results of operations.

U.S. President Biden has issued an Executive Order requiring federal employees and covered contractors to be vaccinated against COVID-19. Additionally, on November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tested for COVID-19 on at least a weekly basis. Notwithstanding legal and timing uncertainties relating to these regulations, we have implemented requirements regarding mandatory vaccines for U.S. based covered employees, subject to approved exemptions. Additional vaccine and testing mandates may be announced in other jurisdictions in which we operate our business. While it is not currently possible to predict with any certainty the exact impact the new regulations would have on us, our suppliers and our customers, the implementation of such government mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees and result in labor disruptions. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the year ended October 31, 2021 had an overall favorable impact on revenue of approximately 2 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Regulatory, Legal and Compliance Risks

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. Global privacy laws, including the EU's General Data Protection Regulation ("GDPR”), Brazil’s Lei Geral de Protecao de Dados, and the California

Consumer Privacy Act, apply to our activities involving the processing of personal data, both in relation to our product and service offerings and the management of our workforce. The global proliferation of privacy laws, with governmental authorities around the world passing or considering passing legislative and regulatory proposals concerning privacy and data protection, continues to result in new requirements regarding the handling of personal data, with many such laws imposing significant penalties for non-compliance (including possible fines of up to four percent of total company revenue under the GDPR). Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process end user personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

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

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. The new EU IVDR requirements become effective in May 2022. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

Our current and historical manufacturing and research and development processes and facilities are subject to various foreign, federal, state and local environment protection and health and safety laws and regulations. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection and health and safety at our sites inside and outside the United States, we may not be aware of all conditions that could subject us to liability. Further, in the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities, we may be required to make certain changes and adaptations to our manufacturing processes and facilities. We cannot predict how changes will affect our business operations or the cost of compliance to us, our customers or our suppliers. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanction, including fines, penalties or suspensions, restrictions on our operations and reputational damage. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

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

We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and NYSE, as well as evolving investor expectations around corporate governance and environmental and social practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S. and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.

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

Operational Risks

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other climate-change related risks. For example, in the first quarter of fiscal year 2020, the outbreak of COVID-19 in China led to an extension of the Lunar New Year holiday, which adversely impacted our business and results, reduced the number of selling days and otherwise impacted our supply chain. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

If we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems and software successfully, our business could be adversely affected.

We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. For example, in December 2020 it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified an impacted SolarWinds server and promptly took steps to contain and remediate the incidents. While we believe that there were no disruptions to our operations as a result of this attack, other similar attacks could have a significant negative impact on our systems and operations. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

Financial and Tax Risks

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

We benefit from tax incentives extended to our foreign subsidiaries to encourage investment or employment. Singapore has granted us tax incentives which require renewal at various times in the future. The incentives are conditioned on achieving various thresholds of investments and employment or specific types of income. Our taxes could increase if the incentives are not renewed upon expiration. If we cannot or do not wish to satisfy all or parts of the tax incentive conditions, we may lose the related tax incentive and could be required to refund tax incentives previously realized. As a result, our effective tax rate could be higher than it would have been had we maintained the benefits of the tax incentives.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations.

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of October 31, 2021, we had no borrowings outstanding under the credit facility and we had no borrowings under the incremental facilities. On June 18, 2021, we increased the maximum amount of our commercial paper program to $1.35 billion. As of October 31, 2021, we had no borrowings outstanding under our U.S. commercial paper program. We also currently have outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of October 31, 2021, we had cash and cash equivalents of approximately $1,484 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2021, we owned or leased a total of approximately 6.6 million square feet of space worldwide. Of that, we owned approximately 4.6 million square feet and leased the remaining 2.0 million square feet. Our sales and support facilities occupied a total of approximately 0.8 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.8 million square feet. All of our businesses share sales offices throughout the world.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. As of December 2, 2021, there were 19,236 common stockholders of record.

The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be held March 16, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2016 and the reinvestment of all dividends.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

Comparison of 5 Years (10/31/2016 to 10/31/2021) Cumulative Total Return Among Agilent Technologies, the S&P 500 Index, and the Peer Group Index

$400
$300
$200
$100
$0
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
Agilent Technologies
S&P 500
Peer Group

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2016	10/31/2017	10/31/2018	10/31/2019	10/31/2020	10/31/2021
Agilent Technologies	100	157.65	151.50	178.70	242.91	376.87
S&P 500	100	123.63	132.71	151.73	166.46	237.90
Peer Group	100	124.70	135.90	148.46	165.19	222.11

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2021. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2021 was 6,072,532 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

August 1, 2021 through August 31, 2021	282,919	$163.12	282,919	$1,667
September 1, 2021 through September 30, 2021	283,569	$172.02	283,569	$1,618
October 1, 2021 through October 31, 2021	264,003	$154.47	264,003	$1,577
Total	830,491	$163.41	830,491

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of October 31, 2021, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions.

Item 6.    [Reserved]

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the year ended October 31, 2021, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus including government orders and other restrictions on the conduct of business operations.

The health and safety of our employees is a top priority for us. In response to the COVID-19 pandemic, we took proactive actions to protect the health and safety of our employees, customers, partners and suppliers. We enacted safety measures, including social distancing protocols, encouraging employees to work from home when possible, suspending non-essential work travel, implementing various access controls at our facilities, frequently disinfecting our workspaces and providing appropriate personal protective equipment to employees who are physically present at our facilities. As COVID-19 conditions improved, we began implementing a phased reopening process, required our U.S. employees to be fully vaccinated pursuant to federal, state and local guidelines and continued to prioritize health and safety. We expect to continue to implement appropriate safety measures until the COVID-19 pandemic is contained. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers. Currently, most of our employees are still working from home. When we determine it is safe for our employees to return to the office, we will be moving towards a hybrid work model, giving our employees the flexibility to work offsite or at our onsite locations.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the severity, duration and resurgence of the outbreak, new variants, the effectiveness of health and safety measures including vaccines, managing the different pace of return-to-office in different locations, the pace and strength of the economic recovery, and supply chain pressures, among others. We will continue to actively monitor the effects of the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business results.

Despite the economic challenges due to the COVID-19 pandemic, we ended our fiscal year 2021 with revenue growth of 18 percent year over year. This revenue growth was primarily non-COVID related revenue and came from all of our segments, key end markets and geographies. Revenue growth was also partly due to weakened sales in the prior year as the response to the early stages of the pandemic caused many of our customers to close or reduce operating capacity. In fiscal year 2021, our overall business performance was strong which also resulted in significant expense increases from our variable pay and long-term performance plan-earnings per share ("LTPP-EPS") programs, along with sales commission increases year over year, which was partially offset by the continued cost savings actions which included reduction in travel and non-essential spending that we implemented last year.

Acquisition

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $561 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics within our diagnostics and genomics segment and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market. The fair value of the contingent consideration as of October 31, 2021 was $89 million which included a decrease of $21 million from the estimated fair value as of the end of our third quarter.

2022 Senior Notes

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The total redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the year ended October 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the consolidated statement of operations.

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commenced on September 12, 2021.

Actual Results

Agilent's net revenue of $6,319 million in 2021 increased 18 percent when compared to 2020. Foreign currency movements for 2021 had an overall favorable impact on revenue growth of 2 percentage points when compared to 2020. Net revenue increased in all business segments, geographic regions and key end markets. The favorable impact of COVID-related revenue and revenue from our recent acquisition for the year ended October 31, 2021 was not material. Revenue in the life sciences and applied markets business increased 18 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 2 percentage points in 2021 when compared to 2020. Revenue in the diagnostics and genomics business increased 24 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 3 percentage points in 2021 when compared to 2020. Revenue in the Agilent CrossLab business increased 16 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 4 percentage points in 2021 when compared to 2020.

Agilent's net revenue of $5,339 million increased 3 percent in 2020 when compared to 2019. Foreign currency movements for 2020 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to 2019. In 2020, acquisitions from 2019 had an overall favorable impact of 3 percentage points when compared to 2019. Revenue in the life sciences and applied markets business increased 4 percent in 2020 when compared to 2019. In 2020 acquisitions from 2019 had an overall favorable impact of 7 percentage points when compared to 2019. Foreign currency movements had no overall impact on revenue growth in 2020 when compared to 2019. Revenue in the diagnostics and genomics business increased 2 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019. Revenue in the Agilent CrossLab business increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019.

Net income was $1,210 million in 2021 compared to net income of $719 million and $1,071 million in 2020 and 2019, respectively. Net income in 2021 was impacted by higher sales volume and net gains on fair value of equity securities partially offset by significant expense increases from our variable pay, share-based compensation expense and sales commissions. Net income for the year ended October 31, 2020 was impacted by revenue declines in certain of our businesses associated with the COVID-19 pandemic and increased costs and expenses which included an impairment charge of $98 million related to the closure of our sequencer development program. Net income for the year ended October 31, 2019 was impacted by a discrete tax benefit of $299 million related to the extension of the company's tax incentives in Singapore. As of October 31, 2021 and 2020, we had cash and cash equivalents balances of $1,484 million and $1,441 million, respectively.

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired 5.2 million shares for $469 million under this authorization. During the year ended October 31, 2021, we repurchased and retired approximately 3.1 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. As of October 31, 2021, we had remaining authorization to repurchase up to approximately $1.577 billion of our common stock under the 2021 repurchase program.

During the year ended October 31, 2021, cash dividends of 0.776 per share, or $236 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2020, cash dividends of 0.720 per share, or $222 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2019, cash dividends of 0.656 per share, or $206 million were declared and paid on the company's outstanding common stock.

On November 17, 2021 we declared a quarterly dividend of $0.210 per share of common stock, or approximately $63 million which will be paid on January 26, 2022 to shareholders of record as of the close of business on January 4, 2022. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We expect to face additional logistical pressures, such as longer lead times and limited sources of supply in the near term that we will continue to mitigate through various sourcing strategies. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity. We continue supporting our customers' needs related to the development of new therapies and vaccines. With our strong results in fiscal year 2021 and the continued recovery in our end markets, we remain optimistic about our long-term growth opportunities in all of our end markets.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases ("ASC 842") beginning in 2020 and ASC 840, Leases ("ASC 840") for prior periods. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement that contains equipment leases and the supply of consumables, the revenue associated with the instrument rental is treated under the lease accounting standard ASC 842, whereas the revenue associated with the consumables, the non-lease component, is recognized in accordance with the ASC 606 revenue standard.

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

Retirement and Post-Retirement Benefit Plan Assumptions. Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service to Agilent based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of accounting principles generally accepted in the U.S. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2021 and 2020, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2021, discount rates for the U.S. retiree medical plans increased marginally compared to the previous year due to the increase in the corporate bond rates. For 2021 and 2020, the discount rates for non-U.S. plans were generally based on published rates for high quality corporate bonds and in 2021, increased marginally compared to the previous year. If we changed our discount rate by 1 percent, the impact would be less than $1 million in U.S. pension expense and $18 million on non-U.S. pension expense. Lower discount rates increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates decrease present values of the pension benefit obligation and subsequent year pension expense.

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

In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 80 percent to equities and approximately 20 percent to fixed income investments as of October 31, 2020 and were changed to approximately 50 percent to equities and approximately 50 percent to fixed income investments as of October 31, 2021. Our Deferred Profit-Sharing Plan target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. Outside the U.S., our target asset allocation ranges from 15 percent to 60 percent to equities, from 38 percent to 85 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2021 and 2020 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we changed our estimated return on assets by 1 percent, the impact would be $5 million on U.S. pension expense and $10 milion on non-U.S. pension expense. The net periodic pension and post-retirement benefit costs recorded were a $24 million expense in 2021, $22 million expense in 2020 and $10 million expense in 2019. The years ended October 31, 2021 and 2020 included a loss on settlement of $1 million and $4 million, respectively.

Goodwill and Purchased Intangible Assets. We assess our goodwill and purchased intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the authoritative guidance, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative impairment test on goodwill to identify and measure the amount of a goodwill impairment loss to be recognized. A goodwill impairment loss, if any, is measured as the amount by which a reporting unit's carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units.

In fiscal year 2021, we assessed goodwill impairment for our three reporting units which consisted of our three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2021, our annual impairment test date. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of each reporting unit is greater than its respective carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2021, 2020 and 2019.

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

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2021. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of these indefinite-lived intangible assets is greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the year ended October 31, 2020, we recorded an impairment of in-process research and development of $90 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During the year ended October 31, 2021 and 2019 there were no impairments of indefinite-lived intangible assets.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the year ended October 31, 2021 had an overall favorable impact on revenue of 2 percentage points when compared to the same period last year. Foreign currency movements for the year ended October 31, 2020, had an overall unfavorable impact on revenue of 1 percentage point when compared to 2019. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
	(in millions)
Net revenue:
Products	$4,756	$3,993	$3,877	19%	3%
Services and other	$1,563	$1,346	$1,286	16%	5%
Total net revenue	$6,319	$5,339	$5,163	18%	3%

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
% of total net revenue:
Products	75%	75%	75%	—	—
Services and other	25%	25%	25%	—	—
Total	100%	100%	100%

Agilent's net revenue of $6,319 million for the year ended October 31, 2021 increased 18 percent when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 2 percentage points in 2021 when compared to 2020. The favorable impact of COVID-related revenue and revenue from our recent acquisition for the year ended October 31, 2021 was not material. Net revenue increased in all business segments, geographic regions and key end markets led by strong growth from the pharmaceutical, chemical and energy and diagnostics and clinical markets when compared to 2020. Agilent's net revenue of $5,339 million increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Revenue from products increased 19 percent for the year ended October 31, 2021, when compared to 2020. The growth in product revenue was driven by increased sales within our liquid chromatography and mass spectrometry businesses with continued strong growth in our nucleic acid solutions and cell analysis businesses.

Revenue from products increased 3 percent for the year ended October 31, 2020, when compared to 2019. Revenue in 2020 was impacted by the global COVID-19 pandemic within most of our product lines as customers curtailed equipment spending at various times when countries around the world were in the lockdown phase of the COVID-19 pandemic. Growth was due to our cell analysis business, automation products and our nucleic acid solutions business. The increase in the cell analysis business was primarily due to the contributions from our acquisitions and the increased demand for our products for use in COVID-19 testing and vaccine research.

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

Services and other revenue increased 16 percent in 2021 as compared to 2020. Service revenue from the Agilent CrossLab business increased 16 percent, with a 3 percentage point favorable currency impact, for the year ended October 31, 2021 when compared to the same period last year. This strength in the Agilent CrossLab service business was evident across all service regions and from contract services, on-demand repairs and nearly all other service types. Services sold with instrument sales grew more than twice as fast as the growth in after-market service revenue during that same period. For the year ended October 31, 2021, service revenue within our diagnostics and genomics business increased 22 percent when compared to 2020, primarily due to increases from our companion diagnostics and pathology businesses. For the year ended October 31, 2021, service revenue within our life sciences and applied markets business increased 16 percent when compared to 2020, primarily due to increases from our cell analysis business.

Services and other revenue increased 5 percent in 2020 as compared to 2019. For the year ended October 31, 2020, the service revenue from the Agilent CrossLab business increased 4 percent when compared to 2019, with a 1 percentage point unfavorable currency impact. This growth for the year ended October 31, 2020 is reflective of the resilience of the contracted service business throughout the year, as well as the recovery of the on-demand and installation service businesses in the latter half of 2020, as customer sites gradually reopened following their COVID-19 related closures earlier in the year. Those site re-openings were fastest in China. For the year ended October 31, 2020, the service revenue from the diagnostics and genomics business remained flat when compared to 2019. For the year ended October 31, 2020, the service revenue from the life sciences and applied markets business increased 28 percent when compared to 2019. The increase in life sciences and applied markets service revenue was due to the additional service revenue within the cell analysis business due to the Lionheart Technologies LLC ("BioTek") acquisition.

Net Revenue By Segment

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$2,823	$2,392	$2,302	18%	4%
Diagnostics and genomics	$1,296	$1,047	$1,021	24%	2%
Agilent CrossLab	$2,200	$1,900	$1,840	16%	3%
Total net revenue	$6,319	$5,339	$5,163	18%	3%

Revenue in the life sciences and applied markets business increased 18 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 2 percentage points in 2021 when compared to 2020. For the year ended October 31, 2021, we saw revenue growth across all key end markets when compared to the same period last year. Revenue growth was led by strong demand for our products within the pharmaceutical and the chemical and energy markets when compared to the same periods last year. Revenue in the life sciences and applied markets business increased 4 percent in 2020 when compared to 2019. Foreign currency movements had no overall impact on revenue growth in 2020 when compared to 2019. Revenue growth within the life sciences and applied markets was driven by strong growth in the academia and government, the pharmaceutical and the diagnostics and clinical markets with moderate growth from the food market partially offset by declines in revenue within the environmental and forensics and chemical and energy markets.

Revenue in the diagnostics and genomics business increased 24 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 3 percentage points in 2021 when compared to

2020. For the year ended October 31, 2021, we saw revenue growth across all key end markets when compared to the same period last year. Revenue growth was strong within the pharmaceutical market led by performance from our nucleic acid solutions and biomolecular analysis businesses. Revenue growth was strong within the diagnostics and clinical markets led by performance from our pathology, companion diagnostics and genomics businesses. Revenue in the diagnostics and genomics business increased 2 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019. Revenue growth within the diagnostics and genomics business was driven by strong growth in our nucleic acid solutions and biomolecular analysis businesses partially offset by declines in our genomics business.

Revenue in the Agilent CrossLab business increased 16 percent in 2021 when compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 4 percentage points in 2021 when compared to 2020. For the year ended October 31, 2021, we saw revenue growth across all key end markets led by strong growth from the pharmaceutical and chemical and energy and food markets when compared to the same period last year. Revenue generated by Agilent CrossLab increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019. Revenue growth within Agilent CrossLab business was strong within the pharmaceutical and food markets which was partially offset by declines in the academia and government and clinical and diagnostics markets.

Costs and Expenses

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
(in millions, except margin data)
Gross margin on products	56.3%	55.0%	56.7%	1 ppt.	(2) ppts.
Gross margin on services and other	46.7%	47.5%	47.3%	(1) ppt.	—
Total gross margin	53.9%	53.1%	54.3%	1 ppt.	(1) ppt.
Research and development	$441	$495	$404	(11)%	22%
Selling, general and administrative	$1,619	$1,496	$1,460	8%	2%
Operating margin	21.3%	15.8%	18.2%	6 ppts.	(2) ppts.

Total gross margin for the year ended October 31, 2021 increased 1 percentage point when compared to 2020. Total gross margin increased due to higher sales volume and favorable product mix which was partially offset by higher wages and variable pay, higher shipping and logistics costs, higher intangible amortization expense and higher share-based compensation expense. Total gross margin for the year ended October 31, 2020 decreased 1 percentage point when compared to 2019. Gross margin declined due to the impacts of pricing pressure, higher intangible amortization expense, higher wages, net unfavorable currency impact and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by lower period and travel costs.

Gross inventory charges were $29 million in 2021, $28 million in 2020 and $19 million in 2019. Sales of previously written down inventory were $8 million in 2021, $7 million in 2020 and $6 million in 2019.

 Research and development expenses for the year ended October 31, 2021 decreased 11 percent when compared to 2020. Excluding the intangible and other assets impairments recorded in 2020, research and development expenses for the year ended October 31, 2021 increased 11 percent due to increased wages and variable pay, higher program investments in our life sciences and applied markets and diagnostics and genomics businesses, additional expenses related to our recent acquisition, and higher share-based compensation expense. Research and development expenses for the year ended October 31, 2020 increased 22 percent when compared to 2019. Research and development expenses increased primarily due to intangible and other asset impairments of $97 million related to the shutdown of our sequencer development program. The increase was also due to higher wages and additional expenses related to our acquisition of BioTek partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact.

Selling, general and administrative expenses increased 8 percent in 2021 when compared to 2020. The increase was due to higher wages and variable pay, higher commissions and higher share-based compensation expense partially offset by a decrease related to the change in the fair value of contingent consideration for our recent acquisition, lower legal costs and lower transformational initiatives expenses. Selling, general and administrative expenses increased 2 percent in 2020 compared to 2019. The increase in selling, general and administrative expenses was due to higher wages, higher intangible amortization expense and higher transformational initiative expenses, which was partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact.

Total operating margin for the year ended October 31, 2021 increased 6 percentage points when compared to 2020. Operating margin increased due to higher sales volume and increased gross margin partially offset by increases in wages and variable pay, commissions, share-based compensation expense and amortization of intangible assets. Total operating margin for the year ended October 31, 2020, decreased 2 percentage points when compared to 2019. Operating margin declined due to intangible and other asset impairments, higher wages, higher intangible amortization expense and higher transformational initiative expenses partially offset by lower discretionary expenditures including lower travel costs and favorable currency impact.

Interest income for the year ended October 31, 2021, 2020 and 2019 was $2 million, $8 million and $36 million, respectively. The decrease in interest income in 2021 and 2020 was primarily due to lower interest rates for our cash and cash equivalents.

Interest expense for the years ended October 31, 2021, 2020 and 2019 was $81 million, $78 million and $74 million, respectively, and relates to the interest charged on our senior notes, credit facilities, commercial paper and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts partially offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts.

At October 31, 2021, our headcount was approximately 17,000 compared to 16,400 in 2020.

Other income (expense), net

For the year ended October 31, 2021, other income (expense), net includes income of $7 million related to the provision of site service costs to, and lease income from, Keysight Technologies, Inc. ("Keysight"). The costs associated with these services are reported within income from operations. Other income (expense), net includes a $17 million loss on extinguishment of debt and net gains on the fair value of equity securities of approximately $98 million.

For the year ended October 31, 2020, other income (expense), net includes income of $12 million related to the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Other income (expense), net also includes net gains on the fair value of equity securities of approximately $27 million and income of $22 million related to the settlement of our legal claim against Twist Bioscience Corporation.

For the year ended October 31, 2019, other income (expense), net includes income of $12 million related to the provision of site service costs to, and lease income from, Keysight and $9 million loss on the extinguishment of debt.

Income Taxes

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Provision (benefit) for income taxes	$150	$123	$(152)

For 2021, our income tax expense was $150 million with an effective tax rate of 11 percent. For the year ended October 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the discrete benefit of $93 million related to the release of tax reserves in various jurisdictions due to audit settlements and the expiration of statutes of limitations. The income taxes for the year ended October 31, 2021 also include the excess tax benefits from stock-based compensation of $29 million.

For 2020, our income tax expense was $123 million with an effective tax rate of 14.6 percent. For the year ended October 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by foreign income taxed at lower rates.

For 2019, our income tax benefit was $152 million with an effective tax rate of (16.5) percent. For the year ended October 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the extension of the company’s tax incentive in Singapore.

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027. As a result of the incentive, the impact of the tax holiday decreased income taxes by $35 million, $71 million, and $368 million in 2021, 2020, and 2019, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.11, $0.23, and $1.16 in 2021, 2020 and 2019, respectively. Of the $1.16 benefit of the tax incentives on net income per share (diluted) in 2019, $0.94 of the benefit relates to one-time items from the extension of the company’s tax incentive in Singapore.

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

Segment Overview

Through October 31, 2021, we have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business.

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

Net Revenue

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
	(in millions)
Net revenue	$2,823	$2,392	$2,302	18%	4%

Life science and applied markets business revenue in 2021 increased 18 percent compared to 2020. Foreign currency movements had an overall favorable impact on revenue growth of 2 percentage points in 2021 when compared to the same period last year. Geographically, revenue increased 21 percent in the Americas with no currency impact, increased 22 percent in Europe with a 5 percentage point favorable currency impact and increased 14 percent in Asia Pacific with a 3 percentage point favorable currency impact. In 2021, revenue increases were broad based across our portfolio driven primarily by liquid chromatography, liquid chromatography mass spectrometry, cell analysis and spectroscopy products when compared to the same period last year.

End market revenue performance in 2021 was mixed with pharmaceutical, chemical and energy, diagnostics and clinical and food markets delivering strong results, academia and government delivering moderate results and forensics and environmental markets delivering modest results. The revenue growth in the pharmaceutical end market was driven by liquid chromatography, liquid chromatography mass spectrometry and cell analysis products led by broad based strength across all regions. Revenue growth in the chemical and energy market was mainly driven by strength in spectroscopy, vacuum, gas chromatography, and gas chromatography mass spectrometry products with broad based strength across regions. Revenue growth in the food and diagnostics and clinical markets was across all products and regions. Revenue growth in the academia and government end market was moderate with strong growth in cell analysis partially offset by declines in gas phase mass spectrometry and spectroscopy products. Environmental and forensics delivered modest growth with vacuum products delivering strong growth and the rest of the products delivering modest results.

Life science and applied markets business revenue in 2020 increased 4 percent compared to 2019. Foreign currency movements for 2020 had no overall impact on revenue growth when compared to 2019. Acquisitions had an overall favorable impact on revenue growth of 7 percentage points when compared to 2019. Geographically, revenue increased 13 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 2 percent in Europe with no currency impact and increased 1 percent in Asia Pacific with no currency impact. In 2020, revenue increases in our automation, liquid chromatography mass spectrometry and cell analysis products from our acquisitions, primarily in the Americas, were partially offset by declines in other parts of the portfolio when compared to the same period last year.

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

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2021 versus 2020, and 2020 versus 2019.

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
(in millions, except margin data)
Total gross margin	59.8%	59.2%	61.0%	1 ppt.	(2) ppts.
Research and development	$246	$219	$216	12%	1%
Selling, general and administrative	$721	$650	$646	11%	1%
Operating margin	25.6%	22.9%	23.5%	3 ppts.	(1) ppt.
Income from operations	$722	$548	$542	32%	1%

Gross margin increased 1 percentage point in 2021 compared to 2020. Gross margin was favorably impacted by higher sales volume which was partially offset by higher wage and variable pay, higher material costs and unfavorable currency impact and hedging losses. Gross margin decreased 2 percentage points in 2020 compared to 2019. Gross margin declined due to the increased impact of pricing pressures and a net unfavorable impact from currency movements partially offset by favorable product mix and material cost savings.

Research and development expenses increased 12 percent in 2021 when compared to 2020. Research and development expenses increased due to higher wage and variable pay, higher program investments in informatics and cell analysis, unfavorable currency impact and higher share-based compensation expense. Research and development expenses increased 1 percent in 2020 when compared to 2019. Research and development expenses increased due to higher wages and additional expenses related to the BioTek acquisition partially offset by lower discretionary spending and favorable impact from foreign currency movements.

Selling, general and administrative expenses increased 11 percent in 2021 compared to 2020. Selling, general and administrative expenses increased due to higher wages and variable pay, higher commissions, higher share-based compensation expense and unfavorable currency movements. Selling, general and administrative expenses increased 1 percent in 2020 compared to 2019. Selling, general and administrative expenses increased due to higher wages and additional expenses related to the BioTek acquisition partially offset by favorable impact from foreign currency movements and lower travel costs.

Operating margin increased 3 percentage points in 2021 compared to 2020. Operating margin increased due to higher sales volume and favorable impact of currency on revenue which was partially offset by higher wages and variable pay, unfavorable impact of currency on expenses and higher share-based compensation. Operating margin decreased 1 percentage point in 2020 compared to 2019. Operating margin declined due to additional expenses related to our recent acquisitions and unfavorable gross margin due to pricing pressures partially offset by operational savings and favorable currency impact.

Income from Operations

Income from operations in 2021 increased by $174 million or 32 percent when compared to 2020 on a revenue increase of $431 million. The increase in income from operations was primarily due to higher sales volume. Income from operations in 2020 increased by $6 million or 1 percent when compared to 2019 on a revenue increase of $90 million. The increase in income from operations was mainly due to the impact of the BioTek acquisition.

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

Net Revenue

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
	(in millions)
Net revenue	$1,296	$1,047	$1,021	24%	2%

Diagnostics and genomics business revenue increased 24 percent in 2021 compared to 2020. Foreign currency movements for 2021 had an overall favorable impact on revenue growth of 3 percentage points when compared to the same period last year. Geographically, revenue increased 35 percent in the Americas with a 1 percentage point favorable currency impact, increased 12 percent in Europe with a 5 percentage point favorable currency impact and increased 16 percent in Asia Pacific with a 2 percentage point favorable currency impact. The increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe, we saw strong demand for our genomics solutions as well as an increase in our companion diagnostics and pathology businesses. In Asia Pacific, revenue growth was driven by our pathology and genomics product portfolios.

In 2021 revenue performance in the diagnostics and genomics business was led by double-digit revenue growth in our nucleic acid solutions, pathology and genomics businesses. The broad-based growth in the genomics product portfolio was driven by our next generation sequencing quality control product portfolio. Pathology testing volume returning to pre-pandemic levels drove strong growth throughout all pathology product families. All key end markets had revenue increases when compared to 2020.

Diagnostics and genomics business revenue in 2020 increased 2 percent compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019. Geographically, revenue increased 2 percent in the Americas with no currency impact, increased 1 percent in Europe with no currency impact and increased 7 percent in Asia Pacific with no currency impact. The increase in the Americas was driven by strong performance in the nucleic acid solutions and reagent partnership businesses. Revenue growth in the Americas was partly offset by a decline in the pathology and genomics business driven by the COVID-19 related reduction in routine and cancer testing, as well as the closure of academic and research laboratories. In Europe, strong revenue from our biomolecular analysis business was partially offset by the COVID-19 related declines from our genomics business. In Asia Pacific, revenue growth was driven by the pathology and biomolecular analysis businesses.

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

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business' margins, expenses and income from operations for 2021 versus 2020, and 2020 versus 2019.

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
(in millions, except margin data)
Total gross margin	52.8%	51.9%	54.7%	1 ppt.	(3) ppts
Research and development	$128	$114	$125	12%	(9)%
Selling, general and administrative	$283	$238	$248	19%	(4)%
Operating margin	21.0%	18.3%	18.2%	3 ppts.	—
Income from operations	$273	$192	$185	42%	3%

Gross margin increased 1 percentage point in 2021 when compared to 2020. Gross margin increased due to higher sales volume more than offsetting higher wages, variable pay, inventory charges and logistics expenses. Gross margin decreased 3 percentage points in 2020 when compared to 2019. Gross margin was impacted by unfavorable product mix and higher fixed costs related to the new manufacturing facility in Frederick, Colorado, partially offset by lower period and travel costs.

Research and development expenses increased 12 percent in 2021 when compared to 2020. Research and development expenses included higher program investments related to satisfying regulatory requirements such as the EU IVDR guidelines, wages and variable pay, and additional expenses related to our recent acquisition which were partially offset by the shutdown of the sequencer development program in 2020. Research and development expenses decreased 9 percent in 2020 when compared to 2019. Research and development expenses decreased due to the shutdown of our sequencer development program and a reduction in discretionary expenditures including travel costs.

Selling, general and administrative expenses increased 19 percent in 2021 when compared to 2020. Selling, general and administrative expenses increased due to higher commissions, share based compensation expenses, higher wages and variable pay. Selling, general and administrative expenses decreased 4 percent in 2020 when compared to 2019. Selling, general and administrative expenses decreased due to a reduction in discretionary expenditures including travel costs partially offset by an increase in wages.

Operating margin increased 3 percentage points in 2021 when compared to 2020. Operating margin improved as revenue growth more than offset the increase in commissions, wages and variable pay. Operating margin was flat in 2020 when compared to 2019. Operating margin was aided by savings in operating expenses which were offset by gross margin decline.

Income from Operations

Income from operations in 2021 increased by $81 million or 42 percent when compared to 2020 on a revenue increase of $249 million. Income from operations increased due to strong sales performance. Income from operations in 2020 increased by $7 million or 3 percent when compared to 2019 on a revenue increase of $26 million. The increase was driven by gains from higher volume and lower operating expenses more than offsetting the gross margin percentage decline.

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

Net Revenue

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
	(in millions)
Total net revenue	$2,200	$1,900	$1,840	16%	3%

Agilent CrossLab business revenue increased 16 percent in 2021 when compared to 2020. Foreign currency movements for 2021 had an overall favorable impact on revenue growth of 4 percentage points when compared to 2020. Geographically, revenue increased 13 percent in the Americas with no currency impact, increased 15 percent in Europe with a 6 percentage point favorable currency impact and increased 18 percent in Asia Pacific with a 5 percentage point favorable currency impact. During the year ended October 31, 2021, the solid growth across the regions reflected consistently high demand for products and services across the entire product portfolio and end markets. Revenue growth also reflected last year's weakened sales when many of our customers closed their sites or reduced their operating capacity in response to the COVID-19 pandemic.

Agilent CrossLab business revenue increased 3 percent in 2020 when compared to 2019. Foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point in 2020 when compared to 2019. Geographically, revenue was flat in the Americas with a 1 percentage point unfavorable currency impact, increased 2 percent in Europe with a 1 percentage point favorable currency impact and increased 7 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. As a consequence of the COVID-19 related impact on global commerce in 2020, consumable sales growth has been low single digits in comparison to 2019 in most countries excluding China. In addition, the COVID-19 related customer site closures have brought a temporary lull in our delivery of on-demand services and installation services, which has been recovering in the latter half of the year as customer labs reopen. Consumable sales in China and the contracted service business across most regions have seen solid gains throughout 2020. Among our major end markets, the pharmaceutical market and the food market generated the strongest revenue growth when compared to 2019.

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

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business' margins, expenses and income from operations for 2021 versus 2020 and 2020 versus 2019.

	Years Ended October 31,			2021 over 2020 Change	2020 over 2019 Change
	2021	2020	2019
(in millions, except margin data)
Total gross margin	52.3%	52.2%	51.8%	—	—
Research and development	$60	$58	$58	5%	—
Selling, general and administrative	$473	$417	$421	13%	(1)%
Operating margin	28.1%	27.2%	25.8%	1 ppt	1 ppt
Income from operations	$618	$516	$475	20%	9%

Gross margin for products and services was flat in 2021 when compared to 2020. Higher volumes and targeted price increases did help elevate margins, but those benefits were offset by higher service delivery costs, higher variable pay and higher hedging losses. Gross margin for products and services was relatively flat in 2020 when compared to 2019. Gross margin benefited from lower service delivery costs which included travel, parts and labor as well as improved productivity in manufacturing in the consumables business. Those operational gains were offset by a net unfavorable impact from currency movements.

Research and development expenses increased 5 percent in 2021 when compared to 2020. Research and development investment within the Agilent CrossLab business increased due to higher wages and a continued focus on digital service offerings. Research and development expenses were relatively flat in 2020 when compared to 2019. The higher wages and variable pay in research and development expenses were offset by lower travel costs and the reduction of other discretionary expenditures.

Selling, general and administrative expenses increased 13 percent in 2021 when compared to 2020. Selling, general and administrative expenses increased due to higher wages and variable pay, sales commissions and share-based compensation expense. Selling, general and administrative expenses decreased 1 percent in 2020 when compared to 2019. Selling, general and administrative expenses decreased due to favorable currency movements, reduced travel and training by the sales organization, lower sales commissions, and a reduction in discretionary expenditures which were partially offset by higher wages.

Operating margin increased 1 percentage point in 2021 when compared to 2020. Operating margin grew slightly in 2021 due to higher sales volume offset by higher wages and variable pay, higher service delivery costs and hedging losses. Operating margin increased 1 percentage point in 2020 when compared to 2019. The increase was primarily due to the growth in revenue while lowering service delivery and selling costs and the reduction of discretionary expenditures, partially offset by higher wages.

Income from Operations

Income from operations in 2021 increased by $102 million or 20 percent when compared to 2020 on a revenue increase of $300 million. Income from operations increased primarily due to higher sales. Income from operations in 2020 increased by $41 million or 9 percent when compared to 2019 on a revenue increase of $60 million. The increase was primarily due to the growth in revenue while lowering service delivery and selling costs and the reduction of discretionary expenditures, partially offset by higher wages.

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

Economic stimulus legislation was passed in many countries in response to COVID-19. In March 2020 in the U.S., the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted to provide for tax relief and government loans, subsidies and other relief for entities in affected industries. In March 2021 in the U.S., the American Rescue Plan Act ("ARP Act") was enacted. The ARP Act strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures and establishes new federal programs. As of October 31, 2021, the CARES Act, the ARP Act and other government benefits outside the U.S. did not have a material impact on our consolidated financial statements and related disclosures.

Our financial position as of October 31, 2021 consisted of cash and cash equivalents of $1,484 million as compared to $1,441 million as of October 31, 2020.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,485 million in 2021 as compared to $921 million provided in 2020 and $1,021 million provided in 2019. Net cash paid for income taxes was approximately $211 million in 2021 compared to income taxes paid of $361 million, which included a one-time payment of $231 million related to the transfer of intellectual property, in 2020 and $159 million in 2019. For the years ended October 31, 2021, 2020 and 2019, other assets and liabilities used cash of $14 million, $182 million and $40 million, respectively. The cash outflow for the year ended October 31, 2021 in other assets and liabilities was primarily due to tax payments and changes in deferred revenue. The cash outflow in the year ended October 31, 2020 was largely the result of increased income tax payments, interest payments on senior notes and changes in deferred revenue. Cash outflow for the year ended October 31, 2019 in other assets and liabilities is primarily due to tax payments and interest on senior notes.

In 2021, the change in accounts receivable used cash of $128 million, $107 million in 2020, and $106 million in 2019. Days' sales outstanding as of October 31, were 64 days in 2021, 63 days in 2020 and 61 days in 2019. The change in accounts payable provided cash of $64 million in 2021, $2 million in 2020 and $29 million in 2019. Cash used in inventory was $136 million in 2021, $68 million in 2020 and $36 million in 2019. Inventory days on-hand increased to 98 days in 2021 compared to 93 days in 2020 and increased compared to 97 days in 2019. In the year ended October 31, 2021, we increased our inventory levels to meet our customer needs in response to the COVID-19 pandemic and to compensate for long lead time in ordering from our suppliers.

The change in the employee compensation and benefits liability was $112 million for year ended October 31, 2021 compared to cash provided of $29 million in 2020 and $23 million in 2019. This was largely due to an increase in the vacation liability and variable and incentive pay liability. We paid approximately $119 million in 2021 under our variable and incentive pay programs compared to $79 million in 2020 and $118 million in 2019. The decrease in the amount for variable and incentive pay programs paid in 2020 was primarily due to changes made for certain incentive pay programs which were paid annually versus semi-annually as was done in 2019.

We made no contributions to our U.S defined benefit plans in 2021, 2020 and 2019. We contributed $19 million in 2021 and $31 million in 2020 and $21 million 2019 to our non-U.S. defined benefit plans, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2021, 2020 and 2019. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. The increase in 2020 mainly related to $12 million additional contribution in the Netherlands. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2022. We expect to contribute $19 million to our non-U.S. defined benefit plans during 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2021 was $749 million and in 2020 was $147 million as compared to net cash used of $1,590 million in 2019.

Investments in property, plant and equipment were $188 million in 2021, $119 million in 2020 and $155 million in 2019. Our anticipated capital expenditures for fiscal year 2022 will be $300 million. In 2021 we invested $546 million in a business and intangible assets, net of cash acquired for our acquisition of Resolution Bioscience compared to no acquisitions in 2020 and $1,408 million invested in our acquisition of two businesses in 2019. In 2021 cash used to purchase fair value investments was $22 million compared to $20 million outlay in 2020 and $23 million in 2019.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2021 was $696 million compared to $717 million in 2020 and $299 million in 2019.

Treasury Stock Repurchases

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired 5.2 million shares for $469 million under this authorization. During the year ended October 31, 2021, we repurchased and retired approximately 3.1 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. As of October 31, 2021, we had remaining authorization to repurchase up to approximately $1.577 billion of our common stock under the 2021 repurchase program.

Dividends

For the years ended October 31, 2021, 2020 and 2019 cash dividends of $236 million, $222 million and $206 million were paid on the company's outstanding common stock, respectively. On November 17, 2021 we declared a quarterly dividend of $0.210 per share of common stock, or approximately $63 million which will be paid on January 26, 2022 to shareholders of record as of the close of business on January 4, 2022. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of both October 31, 2021 and 2020, we had no borrowings outstanding under the credit facility and we had no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the year ended October 31, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. On June 18, 2021, we increased the authorized maximum amount of notes that may be outstanding to $1.35 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of October 31, 2021, we had no borrowings outstanding under our U.S. commercial paper program. We had borrowings of $75 million outstanding under the U.S. commercial paper program as of October 31, 2020.

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The total redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the year ended October 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the consolidated statement of operations.

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2021 was $5 million.

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

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2021 was $5 million.

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

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commenced on September 12, 2021.

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

The following table summarizes our total contractual obligations at October 31, 2021 for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Commitments to contract manufacturers and suppliers	$832	$69	$—	$—
Other purchase commitments	83	—	—	—
Retirement plans	19	—	—	—
Transitional pension contributions to our U.S. 401(k) plan	3	—	—	—
Total	$937	$69	$—	$—

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

Other Purchase Commitments. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $83 million. Approximately $22 million of the penalties for the new contracts will reduce over the next 12 years.

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

We had no material off-balance sheet arrangements as of October 31, 2021 or October 31, 2020.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2021 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$600	$300	$1,850
Interest expense	76	129	106	171
Transition tax	—	36	88	—
Operating leases	55	71	25	48
Total	$131	$836	$519	$2,069

Other long-term liabilities as of October 31, 2021 and October 31, 2020 include $241 million and $323 million, respectively, related to long-term income tax liabilities. Of these amounts, $117 million and $199 million related to uncertain tax positions as of October 31, 2021 and October 31, 2020, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million included in other long-term liabilities relates to the one-time transition tax payable.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent of our revenue in 2021, 52 percent of our revenue in 2020 and 51 percent of our revenue in 2019 were generated in U.S. dollars. The overall favorable effect of changes in foreign currency exchange rates, principally as a result of the weakness of the U.S. dollar, has increased revenue by approximately 2 percentage points in the year ended October 31, 2021. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2021 and 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2021 and 2020, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Resolution Bioscience from its assessment of internal control over financial reporting as of October 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Resolution Bioscience from our audit of internal control over financial reporting. Resolution Bioscience is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended October 31, 2021.

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

Uncertain Tax Positions

As described in Note 6 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $159 million as of October 31, 2021. As disclosed by management, the estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax law and regulations in a multitude of jurisdictions. The Company is subject to taxes in the U.S., Singapore and various other foreign jurisdictions and is subject to examinations of its tax returns by tax authorities in various jurisdictions around the world. The Company has a number of years and matters which remain subject to examination by tax authorities in various jurisdictions that could result in significant changes to unrecognized tax benefits due to either the expiration of a statute of limitation or a tax audit settlement which will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, tax audits, and potential for significant adjustments as a result of such audits. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 17, 2021

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2021	2020	2019
	(in millions, except per share data)
Net revenue:
Products	$4,756	$3,993	$3,877
Services and other	1,563	1,346	1,286
Total net revenue	6,319	5,339	5,163
Costs and expenses:
Cost of products	2,078	1,796	1,680
Cost of services and other	834	706	678
Total costs	2,912	2,502	2,358
Research and development	441	495	404
Selling, general and administrative	1,619	1,496	1,460
Total costs and expenses	4,972	4,493	4,222
Income from operations	1,347	846	941
Interest income	2	8	36
Interest expense	(81)	(78)	(74)
Other income (expense), net	92	66	16
Income before taxes	1,360	842	919
Provision (benefit) for income taxes	150	123	(152)
Net income	$1,210	$719	$1,071

Net income per share:
Basic	$3.98	$2.33	$3.41
Diluted	$3.94	$2.30	$3.37

Weighted average shares used in computing net income per share:
Basic	304	309	314
Diluted	307	312	318

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2021	2020	2019

Net income	$1,210	$719	$1,071
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $(3) and $(2)	1	(9)	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $4, $0 and $(2)	13	2	(6)
Foreign currency translation, net of tax expense (benefit) of $2, $1 and $(10)	9	10	10
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense (benefit) of $74, $0 and $(25)	218	(5)	(93)
Change in net prior service benefit, net of tax benefit of $0, $(1) and $(2)	(1)	(6)	(6)
Other comprehensive income (loss)	240	(8)	(99)
Total comprehensive income	$1,450	$711	$972

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2021	2020
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,484	$1,441
Short-term investments	91	—
Accounts receivable, net	1,172	1,038
Inventory	830	720
Other current assets	222	216
Total current assets	3,799	3,415
Property, plant and equipment, net	945	845
Goodwill	3,975	3,602
Other intangible assets, net	981	831
Long-term investments	185	158
Other assets	820	776
Total assets	$10,705	$9,627
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$446	$354
Employee compensation and benefits	493	367
Deferred revenue	441	386
Short-term debt	—	75
Other accrued liabilities	328	285
Total current liabilities	1,708	1,467
Long-term debt	2,729	2,284
Retirement and post-retirement benefits	220	389
Other long-term liabilities	659	614
Total liabilities	5,316	4,754
Commitments and contingencies (Notes 3, 13 and 17)
Total equity:
Stockholders' equity:
Preferred stock;$0.01 par value; 125 million shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 302 million shares at October 31, 2021 and 306 million shares at October 31, 2020 issued and outstanding	3	3
Additional paid-in-capital	5,320	5,311
Retained earnings	348	81
Accumulated other comprehensive loss	(282)	(522)
Total stockholders' equity	5,389	4,873
Total liabilities and stockholders' equity	$10,705	$9,627
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$1,210	$719	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	308	238
Share-based compensation	110	83	72
Deferred taxes	14	29	(255)
Excess and obsolete inventory related charges	29	28	19
Asset impairment charges	2	99	—
Change in fair value of contingent consideration	(21)	—	—
Net gain on equity securities	(98)	(27)	(4)
Loss on extinguishment of debt	17	—	9
Other non-cash expense, net	3	8	7
Changes in assets and liabilities:
Accounts receivable, net	(128)	(107)	(106)
Inventory	(136)	(68)	(36)
Accounts payable	64	2	29
Employee compensation and benefits	112	29	23
Treasury lock agreement payment	—	—	(6)
Other assets and liabilities	(14)	(182)	(40)
Net cash provided by operating activities	1,485	921	1,021
Cash flows from investing activities:
Investments in property, plant and equipment	(188)	(119)	(155)
Proceeds from the sale of property, plant and equipment	1	1	—
Proceeds from the sale of equity securities	12	—	—
Payment to acquire equity securities	(22)	(20)	(23)
Payment in exchange for convertible note	(5)	(9)	(3)
Payment to acquire intangible assets	(1)	—	(1)
Acquisitions of businesses and intangible assets, net of cash acquired	(546)	—	(1,408)
Net cash used in investing activities	(749)	(147)	(1,590)
Cash flows from financing activities:
Issuance of common stock under employee stock plans	55	60	54
Payment of taxes related to net share settlement of equity awards	(76)	(37)	(16)
Treasury stock repurchases	(788)	(469)	(723)
Payment of dividends	(236)	(222)	(206)
Issuance of senior notes	848	499	497
Debt issuance costs	(7)	(4)	(4)
Repayment of senior notes	(417)	—	—
Proceeds from commercial paper	1,647	420	—
Repayment of commercial paper	(1,722)	(345)	—
Repayment of finance leases	—	(4)	—
Purchase of non-controlling interest	—	—	(4)
Proceeds from revolving credit facility and short-term loan	—	798	805
Repayment of debt and revolving credit facility	—	(1,413)	(702)
Net cash used in financing activities	(696)	(717)	(299)
Effect of exchange rate movements	3	2	2
Net increase (decrease) in cash, cash equivalents and restricted cash	43	59	(866)
Cash, cash equivalents and restricted cash at beginning of year	1,447	1,388	2,254
Cash, cash equivalents and restricted cash at end of year	$1,490	$1,447	$1,388

Supplemental cash flow information:
Income tax payments, net	$211	$361	$159
Interest payments	$76	$71	$80
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$27	$(1)	$(21)
The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity	Non- Controlling Interest	Total Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2018	317,715	$3	$5,308	$(336)	$(408)	$4,567	$4	$4,571
Effects of adoption of new accounting standards	—	—	—	33	(7)	26	—	26
Components of comprehensive income, net of tax:
Net income	—	—	—	1,071	—	1,071	—	1,071
Other comprehensive loss	—	—	—	—	(99)	(99)	—	(99)
Total comprehensive income						972		972
Cash dividends declared ($0.656 per common share)	—	—	—	(206)	—	(206)	—	(206)
Purchase of non-controlling interest	—	—	—	—	—	—	(4)	(4)
Share-based awards issued, net of tax of $16	1,792	—	40	—	—	40	—	40
Repurchase of common stock	(10,436)	—	(143)	(580)	—	(723)	—	(723)
Share-based compensation	—	—	72	—	—	72	—	72
Balance as of October 31, 2019	309,071	$3	$5,277	$(18)	$(514)	$4,748	$—	$4,748
Components of comprehensive income, net of tax:
Net income	—	—	—	719	—	719	—	719
Other comprehensive loss	—	—	—	—	(8)	(8)	—	(8)
Total comprehensive income						711		711
Cash dividends declared ($0.720 per common share)	—	—	—	(222)	—	(222)	—	(222)
Share-based awards issued, net of tax of $37	2,354	—	22	—	—	22	—	22
Repurchase of common stock	(5,227)	—	(71)	(398)	—	(469)	—	(469)
Share-based compensation	—	—	83	—	—	83	—	83
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873	$—	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	1,210	—	1,210	—	1,210
Other comprehensive income	—	—	—	—	240	240	—	240
Total comprehensive income						1,450		1,450
Cash dividends declared ($0.776 per common share)	—	—	—	(236)	—	(236)	—	(236)
Share-based awards issued, net of tax of $76	2,083	—	(20)	—	—	(20)	—	(20)
Repurchase of common stock	(6,073)	—	(81)	(707)	—	(788)	—	(788)
Share-based compensation	—	—	110	—	—	110	—	110
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389	$—	$5,389

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

Principles of Consolidation.  The consolidated financial statements include the accounts of the company and our wholly- and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The current supply chain disruptions being experienced globally have made it more challenging for companies to manage operations. We cannot provide any assurances that any prolonged material disruptions in the supply chain will not have a material impact on our consolidated financial statements. As of October 31, 2021, our consolidated financial statements have not been materially impacted.

Revenue Recognition.  On November 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606’’) using the modified retrospective approach only to contracts not completed as of this date. Therefore, results for reporting periods beginning in fiscal year 2019 are presented under ASC 606.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases beginning in 2020 and ASC 840, Leases for prior periods. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance.

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

Advertising.  Advertising costs are generally expensed as incurred and amounted to $63 million in 2021, $48 million in 2020 and $36 million in 2019.

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

As of October 31, 2021, approximately $1,049 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify equity investments as short-term investments based on their nature and our intent and ability to exit within a year or less. As of October 31, 2021, we had short-term investments of $91 million.

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

	October 31,
	2021	2020	2019
	(in millions)
Cash and cash equivalents	$1,484	$1,441	$1,382
Restricted cash included in other assets	6	6	6
Total cash, cash equivalents and restricted cash	$1,490	$1,447	$1,388

Accounts Receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2021 and 2020 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

Concentration of Credit Risk.  Financial instruments that potentially subject Agilent to significant concentration of credit risk include money market fund investments, equity investments with readily determinable fair value securities, time deposits and demand deposit balances. These investments are categorized as cash and cash equivalents or short-term investments. In addition, Agilent has credit risk from derivative financial instruments used in hedging activities and accounts receivable. We invest in a variety of financial instruments and limit the amount of credit exposure with any one financial institution. We have a comprehensive credit policy in place and credit exposure is monitored on an ongoing basis.

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount, and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2021, or 2020.

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

   See also Note 10, "Leases" for additional information about our leases.

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

Goodwill and Purchased Intangible Assets. We assess our goodwill and purchased intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the authoritative guidance, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The accounting standard gives an entity the option to first assess qualitative factors to determine whether performing the quantitative test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e., greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative impairment test on goodwill to identify and measure the amount of a goodwill impairment loss to be recognized. A goodwill impairment loss, if any, is measured as the amount by which a reporting unit's carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units.

In fiscal year 2021, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2021, our annual impairment test date. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair value of each reporting unit is greater than its respective carrying value. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2021, 2020 and 2019.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2021. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these indefinite-lived intangible assets are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the year ended October 31, 2020, we recorded an impairment of in-process research and development of $90 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During the year ended October 31, 2021 and 2019 there were no impairments of indefinite-lived intangible assets.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets.  We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended October 31, 2021 we recorded an impairment charge of long-lived assets of $2 million. During the year ended October 31, 2020 we recorded an impairment charge of long-lived assets including indefinite-lived in-process research and development of $98 million related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During fiscal year 2019, there were no impairments of other assets or intangible assets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”).  We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2021 and 2020, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of October 31, 2021 and 2020, the total carrying value of investments and loans in privately held companies considered as VIEs was $76 million and $67 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the consolidated balance sheet.

Investments.  Equity investments without readily determinable fair value consist of non-marketable equity securities (typically investments in privately-held companies). These investments are accounted for using the measurement alternative at cost, and we adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net income as and when it occurs. Equity investments with readily determinable fair value consist of marketable equity securities which were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Other investments with readily determinable fair value consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Trading securities, which are comprised of mutual funds, bonds and other similar instruments and deferred compensation liabilities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2021 and 2020. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of October 31, 2021, the fair value of our senior notes was $2,806 million with a carrying value of $2,729 million. This compares to a fair value of $2,446 million with a carrying value of $2,284 million as of October 31, 2020. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Compensation and Benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $129 million and $111 million as of October 31, 2021, and 2020, respectively.

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

Share-Based Compensation.  For the years ended 2021, 2020 and 2019, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $111 million in 2021, $84 million in 2020 and $72 million in 2019. See Note 5, "Share-based Compensation" for additional information.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in comprehensive income (loss), a component of stockholders' equity. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The impact of the ineffectiveness measurement in 2021, 2020 and 2019 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

Foreign Currency Translation.  We translate and remeasure balance sheet and income statement items into U.S. dollars. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates at the balance sheet date; revenue and expenses are translated using monthly exchange

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rates which approximate to average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $4 million loss for 2021, $4 million loss for 2020 and $7 million loss for 2019.

2.     NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. On November 1, 2020, we adopted this guidance which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued new guidance that simplifies the measurement of goodwill impairment by eliminating the Step 2 requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. On November 1, 2020, we adopted this guidance which did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued updates to improve the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement which eliminates certain disclosure requirements and modifies others. On November 1, 2020, we adopted these amendments which did not have a material impact on our consolidated financial statements and disclosures. See Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments disclosures.

In August 2018, the FASB issued updates to improve the effectiveness of disclosures for defined benefit plans under Accounting Standard Codification Topic 715-20. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. On November 1, 2020, we adopted this guidance which did not have a material impact on our consolidated financial statements and disclosures.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. This guidance eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also improves consistent application by clarifying and amending existing guidance related to aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step up in the tax basis of goodwill. On November 1, 2020, we early adopted this guidance which did not have a material impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued an update for facilitation of the effects of reference rate reform on financial reporting. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the guidance provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. When elected, the optional expedients for contract modifications are applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic in the FASB's Accounting Standards Codification. The guidance was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. In

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2021, the FASB issued an update that provides supplemental guidance and clarification of the reference rate reform. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. Currently, this guidance has not had a material impact on our consolidated financial statements and disclosures and we continue to monitor the impact that the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions.

New Accounting Pronouncements Not Yet Adopted

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

In October 2021, the FASB issued an update to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. This guidance is effective for us beginning November 1, 2023, and for interim periods within that year. Early adoption is permitted. We are currently evaluating the timing of adoption and the impact the adoption of this standard will have on our consolidated financial statements and disclosures.

In November 2021, the FASB issued updates to increase the transparency in the annual disclosure requirements relating to government assistance received by business entities in Topic 832, Government Assistance. The guidance requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution model. These amendments are effective for us beginning November 1, 2022, and for interim periods within that year. Early adoption is permitted. We are currently evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.     ACQUISITIONS

Acquisition of Resolution Bioscience, Inc.

On April 15, 2021 we completed the acquisition of privately-owned Resolution Bioscience, Inc., a biotechnology company focused on the development and commercialization of next-generation sequencing-based ("NGS") precision oncology solutions, for $561 million cash plus potential future contingent payments of up to $145 million upon the achievement of certain milestones which are based on certain revenue and technical targets. As of October 31, 2021, the expected maximum earn-out period for the contingent payments does not exceed 3.2 years. Resolution Bioscience complements and expands our capabilities in NGS-based cancer diagnostics within our diagnostics and genomics segment and provides us with innovative technology to further serve the needs of the fast-growing precision medicine market.

The results of operations of Resolution Bioscience have been included in the consolidated statements of operations since the acquisition date of April 15, 2021. Pro forma financial information is not presented as historical financial results of Resolution Bioscience are not significant when compared to our actual results of operations.

As a result of this acquisition, we recorded a contingent consideration liability of $110 million which reflected the fair value at acquisition date. See also Note 13, "Fair Value Measurements" for additional information about the fair value of the contingent consideration. During the year ended October 31, 2021, we also recorded additions to goodwill of $365 million and additions to other intangible assets of $343 million with a weighted-average life of 11 years, a deferred tax liability of $59 million and net tangible assets of $22 million The goodwill arising from the acquisition consists largely of the value of intangible assets that do not qualify for separate recognition such as workforce in place, and cash flows from future product technology and development services. For United States federal tax purposes, goodwill created as part of a stock acquisition such as Resolution Bioscience is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of BioTek and ACEA

On August 23, 2019 we completed the acquisition of privately-owned Lionheart Technologies LLC ("BioTek"), a leader in the design, manufacture and distribution of innovative life science instrumentation for $1.17 billion, under the merger agreement. As a result of the acquisition, BioTek became a wholly-owned subsidiary of Agilent and is included within our life sciences and applied markets segment. Accordingly, the results of BioTek are included in Agilent's consolidated financial statements from the acquisition date. The acquisition of BioTek and its portfolio is another step to expand our position in the cell analysis market.

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

Acquisition and integration costs directly related to the BioTek acquisition totaled $25 million, $12 million and $4 million for the year ended October 31, 2021, 2020 and 2019, respectively, and were recorded in operating expenses and cost of sales. Such costs are expensed in accordance with the authoritative accounting guidance.

On November 14, 2018, we acquired 100 percent of the stock of ACEA Biosciences (“ACEA”), a developer of cell analysis tools, for $250 million. The financial results of ACEA have been included in our financial results within our life sciences and applied markets segment from the acquisition date.

The following represents the unaudited proforma operating results as if BioTek and ACEA had been included in the company's consolidated statements of operations as of the beginning of fiscal 2018 (in millions, except per share amounts):

2019
Net revenue	$5,308
Net income	$1,012
Net income per share — basic	$3.22
Net income per share — diluted	$3.18

The unaudited proforma financial information assumes that the companies were combined as of November 1, 2017 and include business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, the impact on cost of sales due to the respective estimated fair value adjustments to inventory, changes to interest income for cash used in the acquisition, interest expense associated with debt paid in connection with the acquisition and acquisition related transaction costs and tax related effects. The proforma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2019.

The unaudited proforma financial information for the year ended October 31, 2019 combines the historical results of Agilent for the year ended October 31, 2019 (which includes BioTek and ACEA after the acquisition date) and for BioTek for the ten months ended August 23, 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Year Ended October 31, 2021:
Americas	$951	$758	$695	$2,404
Europe	658	613	417	1,688
Asia Pacific	1,214	829	184	2,227
Total	$2,823	$2,200	$1,296	$6,319

Year Ended October 31, 2020:
Americas	$784	$667	$517	$1,968
Europe	540	532	371	1,443
Asia Pacific	1,068	701	159	1,928
Total	$2,392	$1,900	$1,047	$5,339

Year Ended October 31, 2019:
Americas	$692	$664	$505	$1,861
Europe	551	522	368	1,441
Asia Pacific	1,059	654	148	1,861
Total	$2,302	$1,840	$1,021	$5,163

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$2,224	1,754	$1,604
Chemical and Energy	1,328	1,154	1,199
Diagnostics and Clinical	938	787	785
Food	601	517	486
Academia and Government	576	526	474
Environmental and Forensics	652	601	615
Total	$6,319	$5,339	$5,163

Revenue by Type
Instrumentation	$2,657	2,249	$2,150
Non-instrumentation and other	3,662	3,090	3,013
Total	$6,319	$5,339	$5,163

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balances of contract assets as of October 31, 2021 and 2020, were $197 million and $153 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the years ended October 31, 2020 and 2021:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2019	$386
Net revenue deferred in the period	347
Revenue recognized that was included in the contract liability balance at the beginning of the period	(300)
Change in deferrals from customer cash advances, net of revenue recognized	9
Currency translation and other adjustments	4
Ending balance as of October 31, 2020	$446
Net revenue deferred in the period	406
Revenue recognized that was included in the contract liability balance at the beginning of the period	(359)
Change in deferrals from customer cash advances, net of revenue recognized	24
Currency translation and other adjustments	2
Ending balance as of October 31,2021	$519

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The changes in total capitalized costs to obtain a contract were immaterial during the years ended October 31, 2021 and 2020 and are included in other current and long-term assets on the consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of October 31, 2021, was $299 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

5.     SHARE-BASED COMPENSATION

Agilent accounts for share-based awards in accordance with the provisions of the accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including restricted stock units, employee stock options, employee stock purchases made under our employee stock purchase plan and performance share awards granted to selected members of our senior management under the long-term performance plan ("LTPP") based on estimated fair values.

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

Under our ESPP, employees purchased 462,237 shares for $46 million in 2021, 628,644 shares for $41 million in 2020 and 603,488 shares for $37 million in 2019. As of October 31, 2021, the number of shares of common stock authorized and available for issuance under our ESPP was 25,365,340. This excludes the number of shares of common stock to be issued to participants in consideration of the aggregate participant contributions totaling $26 million as of October 31, 2021.

Incentive Compensation Plans. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2021, 23,284,195 shares were available for future awards under the 2018 Plan.

Stock Options. In fiscal year 2021, we resumed granting stock options. Stock options granted under the 2018 Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. We issue new shares of common stock when employee stock options are exercised.

Performance Shares. We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return (“TSR”) and LTPP Earnings Per Share (“EPS”) programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards are subject to a one-year post-vest holding period. Based on the performance metrics, the final LTPP award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met.

Restricted Stock Units. We also issue restricted stock units under our share-based plans. The estimated fair value of the restricted stock unit awards granted under the Stock Plans is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant. All restricted stock units granted to our executives after November 1, 2015, are subject to a one-year post-vest holding period.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Cost of products and services	$26	$21	$18
Research and development	12	9	7
Selling, general and administrative	73	54	47
Total share-based compensation expense	$111	$84	$72

At October 31, 2021 and 2020, no share-based compensation was capitalized within inventory.

Valuation Assumptions

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2021	2020	2019
Stock Option Plan:
Weighted average risk-free interest rate	0.5%	—	—
Dividend yield	0.7%	—	—
Weighted average volatility	26%	—	—
Expected life	5.5 years	—	—
LTPP:
Volatility of Agilent shares	30%	23%	22%
Volatility of selected peer-company shares	24%-57%	15%-44%	15%-66%
Pair-wise correlation with selected peers	45%	29%	30%

Post-vest restriction discount for all executive awards	6.8%	5.3%	5.0%

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2021.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2020	870	$37
Granted	391	$113
Exercised	(312)	$33
Cancelled	(6)	$110
Outstanding at October 31, 2021	943	$69

The options outstanding and exercisable for equity share-based payment awards at October 31, 2021 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$25.01 - $30.00	42	1.1	$26	$5,582	42	1.1	$26	$5,582
$30.01 - $40.00	105	2.1	$39	12,270	105	2.1	$39	12,270
$40.01- $50.00	412	3.0	$41	48,075	412	3.0	$41	48,075
$100.00 - $110.00	338	9.0	$110	16,115	—	—	$—	—
$110.01 & over	46	9.6	$133	1,115	—	—	$—	—
	943	5.3	$69	$83,157	559	2.7	$40	$65,927

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $157.49 at October 31, 2021, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2021 was approximately 0.6 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the aggregate intrinsic value of options exercised in 2021, 2020 and 2019 and the fair value of options granted in 2021:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2019	$24,409	$33
Options exercised in fiscal 2020	$30,481	$34
Options exercised in fiscal 2021	$34,305	$33
Black Scholes per share value of options granted during fiscal 2021			$26

As of October 31, 2021, the unrecognized share-based compensation cost for outstanding stock option awards, net of expected forfeitures, was $5 million. The amount of cash received from the exercise of share-based awards granted was $55 million in 2021, $60 million in 2020 and $54 million in 2019.

Non-Vested Awards

The following table summarizes non-vested award activity in 2021 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2020	2,818	$70
Granted	871	$118
Vested	(1,252)	$67
Forfeited	(90)	$83
Change in LTPP shares in the year due to exceeding performance targets	172	$67
Non-vested at October 31, 2021	2,519	$88

As of October 31, 2021, the unrecognized share-based compensation cost for non-vested restricted stock awards net of expected forfeitures was approximately $106 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $84 million for 2021, $85 million for 2020 and $69 million for 2019.

6.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
U.S. operations	$876	$54	$189
Non-U.S. operations	484	788	730
Total income before taxes	$1,360	$842	$919

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes is comprised of:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
U.S. federal taxes:
Current	$122	$5	$(191)
Deferred	(1)	4	—
Non-U.S. taxes:
Current	(3)	84	290
Deferred	14	24	(267)
State taxes, net of federal benefit:
Current	17	5	4
Deferred	1	1	12
Total provision (benefit)	$150	$123	$(152)

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Profit before tax times statutory rate	$286	$177	$193
State income taxes, net of federal benefit	18	6	16
Non-U.S. income taxed at different rates	5	(37)	(10)
Change in unrecognized tax benefits	(84)	(8)	(11)
Foreign-derived intangible income deduction	(35)	(9)	—
Extension of the tax incentive in Singapore	—	—	(299)
Excess tax benefits from stock-based compensation	(29)	(18)	(10)
Other, net	(11)	12	(31)
Provision (benefit) for income taxes	$150	$123	$(152)
Effective tax rate	11.0%	14.6%	(16.5)%

For 2021, our income tax expense was $150 million with an effective tax rate of 11 percent. For the year ended October 31, 2021, our effective tax rate and the resulting provision for income taxes were impacted by the discrete benefit of $93 million related to the release of tax reserves in various jurisdictions due to audit settlements and the expiration of statutes of limitations. The income taxes for the year ended October 31, 2021 also include the excess tax benefits from stock-based compensation of $29 million.

For 2020, our income tax expense was $123 million with an effective tax rate of 14.6 percent. For the year ended October 31, 2020, our effective tax rate and the resulting provision for income taxes were impacted by foreign income taxed at lower rates.

For 2019, our income tax benefit was $152 million with an effective tax rate of (16.5) percent. For the year ended October 31, 2019, our effective tax rate and the resulting provision for income taxes were significantly impacted by the discrete benefit of $299 million related to the extension of the company’s tax incentive in Singapore.

As part of the business integration of some of our prior acquisitions, we undertook corporate restructurings in the fourth quarter of fiscal year 2019 that involved onshoring certain intangible properties held by our foreign subsidiaries to the United States. These restructurings resulted in a cash tax liability of $231 million. These taxes generate tax attributes that will offset our transition tax liability which is included in other long-term liabilities in our consolidated balance sheet.

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. In December 2018, the tax holiday in Singapore was renegotiated and extended through 2027. As a result of the incentive, the impact of the tax holiday decreased income taxes by $35 million, $71 million, and $368 million in 2021, 2020, and 2019, respectively. The benefit of the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax holiday on net income per share (diluted) was approximately $0.11, $0.23, and $1.16 in 2021, 2020 and 2019, respectively. Of the $1.16 benefit of the tax incentives on net income per share (diluted) in 2019, $0.94 of the benefit relates to one-time items from the extension of the company’s tax incentive in Singapore.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2021	2020
	(in millions)
Deferred Tax Assets
Intangibles	$72	$153
Pension benefits and retiree medical benefits	—	65
Employee benefits, other than retirement	43	31
Net operating loss, capital loss, and credit carryforwards	191	182
Share-based compensation	22	27
Lease obligations	30	35
Other	42	63
Deferred tax assets	$400	$556
Tax valuation allowance	(120)	(132)
Deferred tax assets, net of valuation allowance	$280	$424

Deferred Tax Liabilities
Property, plant and equipment	$(11)	$(19)
Pension benefits and retiree medical benefits	(8)	—
Right-of-use asset	(29)	(35)
Other	(26)	(14)
Deferred tax liabilities	$(74)	$(68)
Net deferred tax assets (liabilities)	$206	$356

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2021, we continued to maintain a valuation allowance of $120 million until sufficient positive evidence exists to support reversal. The valuation allowance is primarily related to deferred tax assets for the states of California and Colorado, along with the net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $46 million, $461 million and $484 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2022. If not utilized, $15 million of the foreign net operating loss carryforwards will begin to expire in 2022. The remaining $469 million of the foreign net operating losses carry forward indefinitely. At October 31, 2021, we had federal and foreign capital loss carryforwards of $22 million and $127 million, respectively. If not utilized, the federal capital loss carryforwards will expire in 2022. The foreign capital losses carry forward indefinitely. At October 31, 2021, we had state tax credit carryforwards of approximately $82 million. The state tax credits carry forward indefinitely.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2021	2020
	(in millions)
Long-term deferred tax assets (included within other assets)	$309	$380
Long-term deferred tax liabilities (included within other long-term liabilities)	(103)	(24)
Total	$206	$356

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2021	2020
	(in millions)
Current income tax assets (included within other current assets)	$66	$89
Long-term income tax assets (included within other assets)	6	6
Current income tax liabilities (included within other accrued liabilities)	(47)	(63)
Long-term income tax liabilities (included within other long-term liabilities)	(241)	(323)
Total	$(216)	$(291)

Uncertain Tax Positions

The aggregate changes in the balances of our gross unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2021	2020	2019
	(in millions)
Balance, beginning of year	$195	$206	$214
Additions for tax positions related to the current year	6	6	7
Additions for tax positions from prior years	4	—	12
Reductions for tax positions from prior years	—	—	(2)
Settlements with taxing authorities	(30)	—	—
Statute of limitations expirations	(42)	(17)	(25)
Balance, end of year	$133	$195	$206

As of October 31, 2021, we had $159 million of unrecognized tax benefits, including interest and penalties of which $136 million, if recognized, would affect our effective tax rate. However, approximately $23 million of the unrecognized tax benefits were related to state income tax positions that, if recognized, would be in the form of a deferred tax asset that would likely not affect our effective tax rate due to a valuation allowance.

We recognized tax benefit of $19 million in 2021, tax expense of $8 million and $9 million in 2020 and 2019, respectively, for interest and penalties related to unrecognized tax benefits. Interest and penalties accrued as of October 31, 2021 and 2020 were $26 million and $45 million, respectively.

In the U.S., tax years remain open back to the year 2018 for federal income tax purposes and for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2011.

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

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Numerator:
Net income	$1,210	$719	$1,071
Denominators:
Basic weighted average shares	304	309	314
Potential common shares — stock options and other employee stock plans	3	3	4
Diluted weighted average shares	307	312	318

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

In 2021, 2020 and 2019, we issued share-based awards of approximately 2.1 million, 2.4 million and 1.8 million, respectively.  For the years ended 2021, 2020 and 2019, the impacts of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share were not material.

8.     INVENTORY

Inventory as of October 31, 2021 and 2020 consisted of the following:

	October 31,
	2021	2020
	(in millions)
Finished goods	$463	$417
Purchased parts and fabricated assemblies	367	303
Inventory	$830	$720

Inventory-related excess and obsolescence charges of $29 million were recorded in cost of products in 2021, $28 million in 2020 and $19 million in 2019. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of October 31, 2021 and 2020, consisted of the following:

	October 31,
	2021	2020
	(in millions)
Land	$61	$58
Buildings and leasehold improvements	1,147	1,055
Machinery and equipment	638	579
Software	221	182
Total property, plant and equipment	2,067	1,874
Accumulated depreciation and amortization	(1,122)	(1,029)
Property, plant and equipment, net	$945	$845

During 2021 and 2020 we recorded $2 million and $6 million, respectively, in asset impairments. In 2020 asset impairments related to the shutdown of our sequencer development program. There were no asset impairments in 2019. Depreciation expenses were $122 million in 2021, $119 million in 2020 and $111 million in 2019. In 2021 and 2020 we retired approximately $35 million and $29 million, respectively, of assets, the majority of which were fully depreciated and no longer in use.
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

The components of lease cost for operating leases were as follows:

	Year Ended October 31,
	2021	2020
	(in millions)
Operating lease cost	$59	$60
Short-term lease cost	2	1
Variable lease cost (a)	14	14
Sublease income	(13)	(14)
Total lease cost	$62	61
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

Total rent expense was $75 million in 2019.

Supplemental cash flow information related to leases was as follows:

	Year Ended October 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$57	$59
Non-cash right of use assets obtained in exchange for operating lease obligations	$53	$37

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to leases was as follows:

		October 31,
	Financial Statement Line Item	2021	2020
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$178	$175

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$52	$51
Long-term
Operating lease liabilities	Other long-term liabilities	$130	$127

Weighted average remaining lease term (in years)
Operating leases		7.6 years	7.9 years

Weighted average discount rate
Operating leases		1.9%	2.1%

Future minimum rents payable as of October 31, 2021 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows:

Operating Leases
(in millions)
2022	$55
2023	44
2024	27
2025	15
2026	10
Thereafter	48
Total undiscounted future minimum lease payments	$199
Less: amount of lease payments representing interest	(17)
Present value of future minimum lease payments	$182
Less: current liabilities	(52)
Long-term lease liabilities	$130

As of October 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.

As a lessor, we have contracts for equipment leased to customers primarily in connection with our diagnostics business which include both operating-type lease and sales-type finance lease arrangements. We account for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under the leasing ASC 842 guidance. Equipment lease revenue for operating lease agreements is recognized as visualization kits and reagents are shipped over the life of the lease. The cost of customer leased equipment is recorded within property, plant and equipment, and is netted in the consolidated balance sheet with depreciation over the equipment’s estimated useful life. For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded which is calculated at the present value of the remaining lease payments due from the lessee.

Revenue allocated to the lease income for both sales-type finance lease and operating lease rental arrangements represents less than one percent of total net revenue in the year ended October 31, 2021.

As of October 31, 2021, the original cost and net book value of operating leased assets were $38 million and $7 million, respectively. As of October 31, 2021, lease receivables related to sales-type leases were $48 million. As of October 31, 2020,

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the original cost and net book value of operating leased assets was $43 million and $12 million, respectively. As of October 31, 2020, lease receivables related to sales-type leases were $44 million.

11.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the years ended October 31, 2020 and 2021:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2019	$1,438	$1,594	$561	$3,593
Foreign currency translation impact	3	5	1	9
Goodwill as of October 31, 2020	$1,441	$1,599	$562	$3,602
Foreign currency translation impact	5	—	3	8
Goodwill arising from acquisitions and adjustments	—	365	—	365
Goodwill as of October 31, 2021	$1,446	$1,964	$565	$3,975

As of September 30, 2021, our annual impairment test date, we assessed goodwill for triggering events and circumstances, including impacts due to COVID-19, and determined no impairment of goodwill was indicated for our reporting units.

The component parts of other intangible assets at October 31, 2020 and 2021 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2020:
Purchased technology	$1,429	$863	$566
Trademark/Tradename	196	117	79
Customer relationships	330	158	172
Third-party technology and licenses	11	7	4
Total amortizable intangible assets	$1,966	$1,145	$821
In-Process R&D	10	—	10
Total	$1,976	$1,145	$831
As of October 31, 2021:
Purchased technology	$1,742	$972	$770
Backlog	8	3	5
Trademark/Tradename	196	133	63
Customer relationships	357	228	129
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	$2,314	$1,344	$970
In-Process R&D	11	—	11
Total	$2,325	$1,344	$981

During fiscal year 2021, we recorded additions to goodwill of $365 million and additions to other intangible assets of $343 million with a weighted average life of 11 years related to the purchase of Resolution Bioscience. During the year other intangible assets increased $2 million due to the impact of foreign currency translation.

During fiscal year 2020, we recorded no additions to goodwill or to intangible assets. During the year ended October 31, 2020 we moved $15 million of in-process research and development intangible assets to purchased technology on the completion of three projects. The increase in other intangible assets due to foreign currency translation was not material in 2020.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In general, for United States federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

There were no impairments of indefinite-lived intangible assets during fiscal years 2021 and 2019. During fiscal year 2020, we recorded an impairment of in-process research and development of $90 million in research and development expenses in the consolidated statement of operations which was related to the shutdown of our sequencer development program in our diagnostics and genomics segment. During fiscal years 2021, 2020 and 2019, there were no impairments of finite-lived intangible assets recorded. During 2020, we also wrote-off the gross carrying amount of $17 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used

Amortization expense of intangible assets was $195 million in 2021, $186 million in 2020, and $128 million in 2019.

Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2022	$191
2023	$143
2024	$121
2025	$96
2026	$66
Thereafter	$353

12.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2021 and 2020 (net book value):

	October 31,
	2021	2020
	(in millions)
Short-Term
Equity investments - with readily determinable fair value	$91	—

Long-Term
Equity investments - without readily determinable fair value	$120	$103
Equity investments - with readily determinable fair value	31	25
Trading securities	34	30
Total long-term investments	$185	$158

Equity investments without readily determinable fair value (RDFV) consist of non-marketable equity securities issued by private companies. These investments are accounted for using the measurement alternative at cost adjusting for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer). The adjustments are included in net income in the period in which they occur. Equity investments with RDFV consist of marketable equity securities which are publicly traded and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Other investments with RDFV consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income.

Trading securities, which are comprised of mutual funds, bonds and other similar instruments, other investments and deferred compensation liability are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income.

Our investments without RDFV and marketable equity securities with RDFV are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and losses reflected in other income (expense), net for our equity investments with RDFV and equity investments without RDFV are summarized below:

	Years Ended October 31,
	2021	2020	2019
	( in millions)

Net gain recognized during the period on equity securities	$98	$27	$4
Less: Net gain on equity securities sold during the period	(6)	—	—
Unrealized gain on equity securities held as of the end of the period	$92	$27	$4

Net unrealized gains on our equity securities without RDFV were $17 million, $27 million and $1 million in 2021, 2020 and 2019, respectively. Upon adoption of new accounting guidance relating to financial instruments beginning fiscal year 2019, the gains and losses on such securities are recognized in other income (expense) and therefore not applicable in prior periods. As of November 1, 2019, total impact of adoption of this accounting guidance to our consolidated balance sheet was an increase of $7 million to equity securities with RDFV (included within long-term investments) and a net increase of $5 million to beginning retained earnings.

Net unrealized gains on our trading securities portfolio were $8 million in 2021, $2 million in 2020 and $3 million in 2019.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 were as follows:

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$919	$919	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Short-term investments - Equity securities with RDFV	91	83	$8	$—
Long-term
Trading securities	34	34	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$1,084	$1,036	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	62	—	—	62
Long-term
Deferred compensation liability	34	—	34	—
Contingent consideration	27	—	—	27
Total liabilities measured at fair value	$128	$—	$39	$89

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 were as follows:

		Fair Value Measurement at October 31, 2020 Using
	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$740	$740	$—	$—
Derivative instruments (foreign exchange contracts)	2	—	2	—
Short-term investments - Equity securities with RDFV	—	—	—	—
Long-term
Trading securities	30	30	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$797	$770	$27	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$17	$—	$17	$—
Contingent consideration	—	—	—	—
Long-term
Deferred compensation liability	30	—	30	—
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$47	$—	$47	$—

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets. Our deferred compensation liability is classified as level 2 because, although the values are not directly based on quoted market prices, the inputs used in the calculations are observable. Short-term investments - equity securities with readily determinable fair value are shares in marketable equity securities which are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. Equity securities with RDFV also includes potential shares received from an equity investment in a company that went public and can vest under certain stock performance circumstances. These have been classified as Level 2 because the fair value was calculated using the Monte Carlo simulation method in which quoted market price and other observable inputs are used. Other investments represent shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. It has been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities are or can be derived from and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself.

Certain derivative instruments are reported at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) within stockholders' equity. Realized gains and losses from the sale of these instruments are recorded in net income.

Contingent Consideration. The fair value of the contingent consideration liability relates to milestone payments in connection with the April 2021 acquisition of Resolution Bioscience. The fair value of the potential future milestone payments, which are set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component with an asset volatility of 55.8 percent and revenue volatilities ranging from 12.1 to 14.3 percent. The probability-weighted expected return method was used to estimate the fair value of the technical target component. Assumptions used in the calculations include probability of success, duration of the earn-out and discount rate. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

As of October 31, 2021, the expected maximum earn-out period for the contingent payments does not exceed 3.2 years and potential future payments will not exceed $145 million. The fair value of the contingent consideration liability as of October 31, 2021 was estimated to be $89 million of which $62 million was recorded in other accrued liabilities and $27 million was recorded in other long-term liabilities on the consolidated balance sheet. The decrease in the fair value of the contingent consideration was primarily driven by a change in the probability of achieving the relevant revenue targets.

The contingent consideration liability is our only Level 3 asset or liability. A summary of the Level 3 activity follows:

Contingent Consideration
(in millions)
Balance at October 31, 2020	$—
Additions to contingent consideration (including measurement period adjustment)	110
Change in fair value (included within selling, general and administrative expenses)	(21)
Balance at October 31, 2021	$89

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2021, 2020 and 2019:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Long-lived assets held and used	$2	$98	$—
Long-lived assets held for sale	$—	$—	$—

For the year ended October 31, 2021, long-lived assets held and used with a carrying value of $2 million were written down to their fair value of zero, resulting in an impairment of $2 million. For the year ended October 31, 2020, long-lived assets held and used, including indefinite lived in-process research and development intangible assets, with a carrying amount of $98 million were written down to their fair value of zero, resulting in an impairment charge of $98 million related to the shutdown of our sequencer development program and other assets in our diagnostics and genomics segment. There were no impairments of long-lived assets held and used in 2019.

There were no impairments of long-lived assets held for sale in 2021, 2020 and 2019.

Fair values for the impaired long-lived assets during 2020 were measured using level 3 inputs. To determine the fair value of long-lived assets in 2020, we used the income approach based on projected discounted cash flows expected to be generated by the long-lived assets over the remaining useful life.

For the years ended October 31, 2021, 2020 and 2019 , there were no impairments in non-marketable securities without readily determinable fair value. For the years ended October 31, 2021, 2020 and 2019, net unrealized gains of $17 million, $27 million and $1 million, respectively, were included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction. As of October 31, 2021 and 2020, the carrying amount of non-marketable equity securities without readily determinable fair values was $120 million and $103 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of October 31, 2021, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).  Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the years ended October 31, 2021, 2020 and 2019, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2021 was $5 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2021 was $5 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the year ended October 31, 2021, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A number of our derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on our corporate credit rating determined by the major credit rating agencies. The counterparties to the derivative instruments may request collateralization, in accordance with derivative agreements, on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2021, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2021.

There were 264 foreign exchange forward contracts open as of October 31, 2021 and designated as cash flow hedges. There were 181 foreign exchange forward contracts open as of October 31, 2021 not designated as hedging instruments. There were 9 foreign exchange forward contracts open as of October 31, 2021 and designated as a net investment hedge.

The aggregated notional amounts by currency and designation as of October 31, 2021 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(86)	$(93)	$65
British Pound	(66)	—	(3)
Canadian Dollar	(53)	—	(2)
Japanese Yen	(87)	—	(43)
Danish Krone	—	—	36
Korean Won	(60)	—	(18)
Singapore Dollar	16	—	26
Swiss Franc	—	—	(10)
Chinese Yuan Renminbi	(87)	—	(37)
Taiwan Dollar	—	—	(17)
Brazilian Real	—	—	(14)
Other	4	—	(9)
	$(419)	$(93)	$(26)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2021 and 2020 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2021	October 31, 2020	Balance Sheet Location	October 31, 2021	October 31, 2020
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$6	$—	Other accrued liabilities	$2	$12

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$2	Other accrued liabilities	$3	$5
Total derivatives	$9	$2		$5	$17

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Loss on interest rate swaps recognized in other comprehensive income (loss)	$—	$—	$(6)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1)	$(1)	$(1)
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2	$(12)	$—
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(16)	$(1)	$9
Gain on time value of forward contracts recorded in cost of sales	$—	$2	$2
Net investment hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$1	$(5)	$—
Gain on time value of forward contracts recorded in other income (expense)	1	—	—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$(1)	$2

At October 31, 2021 the total amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $2 million. Within the next twelve months it is estimated that $5 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

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

As of October 31, 2021 and 2020, the fair value of plan assets of the DPSP was $136 million and $123 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

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

Post-Retirement Medical Benefit Plans. In addition to receiving retirement benefits, Agilent U.S. employees who meet eligibility requirements as of their termination date may participate in the Agilent Technologies, Inc. Health Plan for Retirees. As of January 1, 2020, the Health Plan for Retirees is comprised solely of insured pre-65 HMOs as the self-funded Pre-Medicare Medical Plan was eliminated effective December 31, 2019. The Health Plan for Retirees was closed to new retiree entrants after December 31, 2020.

If eligible, a retiree may receive a fixed amount (different fixed amounts for different groups) under the Retiree Medical Account (“RMA”) or a fixed monthly amount under the Agilent Reimbursement Arrangement (“ARA”).

Any new employee hired on or after November 1, 2014, will not be eligible to participate in the post-retirement medical benefit plans upon retiring.

401(k) Defined Contribution Plan.  Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. We match contributions to employees up to a maximum of 6 percent of an employee's annual eligible compensation. Effective May 1, 2016 until April 30, 2022, we will provide an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the RP benefits being frozen. The maximum contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. The 401(k) Plan employer expense included in income from operations was $43 million in 2021, $41 million in 2020 and $39 million in 2019.

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

For the years ended October 31, 2021, 2020 and 2019, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$—	$—	$—	$22	$24	$20	$1	$1	$—
Interest cost on benefit obligation	14	15	18	8	8	14	2	3	4
Expected return on plan assets	(29)	(28)	(27)	(49)	(47)	(43)	(6)	(7)	(7)
Amortization of net actuarial loss	4	3	1	53	49	34	4	4	4
Amortization of prior service benefit	—	—	—	—	—	—	(1)	(7)	(8)
Total periodic benefit cost (benefit)	$(11)	$(10)	$(8)	$34	$34	$25	$—	$(6)	$(7)
Settlement loss	$1	$4	$—	$—	$—	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$(92)	$26	$51	$(114)	$20	$104	$(30)	$5	$5
Amortization of net actuarial loss	(4)	(3)	(1)	(53)	(49)	(34)	(4)	(4)	(4)
Amortization of prior service benefit	—	—	—	—	—	—	1	7	8
Loss due to settlement	(1)	(4)	—	—	—	—	—	—	—
Foreign currency	—	—	—	5	10	(3)	—	—	—
Total recognized in other comprehensive (income) loss	$(97)	$19	$50	$(162)	$(19)	$67	$(33)	$8	$9
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(107)	$13	$42	$(128)	$15	$92	$(33)	$2	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status.    As of October 31, 2021 and 2020, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$439	$432	$945	$911	$93	$95
Actual return on plan assets	138	30	160	(2)	28	6
Employer contributions	—	—	19	32	—	—
Participants' contributions	—	—	1	1	—	—
Benefits paid	(8)	(8)	(31)	(31)	(5)	(8)
Settlements	(18)	(15)	—	—	—	—
Currency impact	—	—	(1)	34	—	—
Fair value — end of year	$551	$439	$1,093	$945	$116	$93
Change in benefit obligation:
Benefit obligation — beginning of year	$510	$491	$1,094	$1,067	$94	$94
Service cost	—	—	22	24	1	1
Interest cost	14	15	8	8	2	3
Participants' contributions	—	—	1	1	—	—
Actuarial (gain) loss	15	28	2	(19)	(8)	4
Benefits paid	(8)	(9)	(31)	(31)	(5)	(8)
Settlements	(19)	(15)	—	—	—	—
Currency impact	—	—	4	44	—	—
Benefit obligation — end of year	$512	$510	$1,100	$1,094	$84	$94
Overfunded (underfunded) status of PBO	$39	$(71)	$(7)	$(149)	$32	$(1)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$46	$—	$160	$123	$32	$—
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(6)	(70)	(167)	(272)	—	(1)
Total net asset (liability)	$39	$(71)	$(7)	$(149)	$32	$(1)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial (gains) losses	$36	$134	$149	$311	$(23)	$11
Prior service costs (benefits)	—	—	—	—	(4)	(5)
Total	$36	$134	$149	$311	$(27)	$6

The actuarial gains and losses related to the change in plan obligations were a total of $9 million net loss and $13 million net loss for the years ended October 31, 2021 and 2020, respectively. The actuarial net loss that arose in 2021 was primarily due to changes in financial and demographic assumptions, losses due to plan experience offset by increases in discount rates. The actuarial net loss that arose during 2020 was largely driven by a decline in discount rates and losses due to plan experience partially offset by financial and demographic assumption changes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Policies and Strategies as of October 31, 2021 and 2020. In the U.S., target asset allocations for our retirement and post-retirement benefit plans are approximately 80 percent to equities and approximately 20 percent to fixed income investments as of October 31, 2020 and were changed to approximately 50 percent to equities and approximately 50 percent to fixed income investments as of October 31, 2021. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consist of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation ranges from 15 percent to 60 percent to equities, from 38 percent to 85 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity markets, our actual allocations of plan assets at October 31, 2021 and 2020 differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020.

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$2	$—	$—	$—	$2
Equity	276	62	—	—	214
Fixed Income	271	2	—	—	269
Other Investments	2	—	—	2	—
Total assets measured at fair value	$551	$64	$—	$2	$485
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2021 and 2020:

	Years Ended October 31.
	2021	2020
Balance, beginning of year	$2	$4
Realized gains/(losses)	1	(3)
Unrealized gains/(losses)	—	2
Purchases, sales, issuances, and settlements	(1)	(1)
Transfers in (out)	—	—
Balance, end of year	$2	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020.

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$3	$—	$—	$—	$3
Equity	55	13	—	—	42
Fixed Income	57	—	—	—	57
Other Investments	1	—	—	1	—
Total assets measured at fair value	$116	$13	$—	$1	$102
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2021 and 2020:

	Years Ended October 31,
	2021	2020
Balance, beginning of year	$1	$2
Realized gains/(losses)	1	(1)
Unrealized gains/(losses)	—	1
Purchases, sales, issuances, and settlements	(1)	(1)
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2021 and 2020:

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$25	$—	$24	$—	$1
Equity	557	380	12	—	165
Fixed Income	511	151	242	—	118
Other Investments	—	—	—	—	—
Total assets measured at fair value	$1,093	$531	$278	$—	$284
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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2021 or 2020.

	2021		2020
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$7	$—	$510	$439
U.S. defined benefit plans where fair value of plan assets exceeds PBO	505	551	—	—
Total	$512	$551	$510	$439

Non-U.S. defined benefit plans where PBO exceeds or is equal to the fair value of plan assets	$691	$524	$697	$425
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	409	569	397	520
Total	$1,100	$1,093	$1,094	$945

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$7	$—	$510	$439
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	505	551	—	—
Total	$512	$551	$510	$439

Non-U.S. defined benefit plans where ABO exceeds or is equal to the fair value of plan assets	$668	$524	$675	$425
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	400	569	387	520
Total	$1,068	$1,093	$1,062	$945

Contributions and Estimated Future Benefit Payments.  During fiscal year 2022, we expect to make no contributions to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $19 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2022	$34	$34	$6
2023	$33	$35	$6
2024	$37	$35	$7
2025	$35	$37	$7
2026	$34	$37	$7
2027 - 2031	$154	$199	$35

Assumptions.  The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2021 and 2020, were determined based on the results of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost in each year were as follows:

	For years ended October 31,
	2021	2020	2019
U.S. defined benefit plans:
Discount rate	2.75%	3.25%	4.50%
Expected long-term return on assets	7.00%	7.00%	7.00%
Non-U.S. defined benefit plans:
Discount rate	0.07-1.54%	0.22-1.81%	0.83-2.68%
Average increase in compensation levels	2.00-3.00%	2.25-3.00%	2.25-3.25%
Expected long-term return on assets	4.00-5.50%	4.00-5.75%	4.00-5.75%
Interest crediting rate for cash balance plans	0.10-0.50%	0.00-0.75%	0.75-0.90%
U.S. post-retirement benefits plans:
Discount rate	2.50%	3.00%	4.25%
Expected long-term return on assets	7.00%	7.00%	7.00%
Current medical cost trend rate	6.25%	6.25%	6.00%
Ultimate medical cost trend rate	4.50%	4.50%	3.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2029

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2021	2020
U.S. defined benefit plans:
Discount rate	2.75%	2.75%
Non-U.S. defined benefit plans:
Discount rate	0.29-1.76%	0.07-1.54%
Average increase in compensation levels	2.00-3.50%	2.00-3.00%
Interest crediting rate for cash balance plans	0.30-0.50%	0.10-0.50%
U.S. post-retirement benefits plans:
Discount rate	2.75%	2.50%
Current medical cost trend rate	6.00%	6.25%
Ultimate medical cost trend rate	4.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2027	2029
.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2021	2020
	(in millions)
Standard warranty accrual, beginning balance	$32	$32
Accruals for warranties including change in estimates	52	49
Settlements made during the period	(54)	(49)
Standard warranty accrual, ending balance	$30	$32

Accruals for warranties due within one year	$29	$30
Accruals for warranties due after one year	1	2
Standard warranty accrual, ending balance	$30	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $46 million and $43 million as of October 31, 2021 and 2020, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2021.

Indemnifications to Officers and Directors

Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2021.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2021.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2021.

17.   COMMITMENTS AND CONTINGENCIES

Other Purchase Commitments.  Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $83 million. Approximately $22 million of the penalties for the new contracts will reduce over the next 12 years.

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

18.   SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provides for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million.

As of both October 31, 2021 and 2020, we had no borrowings outstanding under the credit facility and we had no borrowings outstanding under the incremental facilities. We were in compliance with the covenants for the credit facility during the year ended October 31, 2021.

Commercial Paper

In May 2020, we established a U.S. commercial paper program, under which the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.0 billion with up to 397-day maturities. On June 18, 2021, we increased the authorized maximum amount of notes that may be outstanding to $1.35 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. As of October 31, 2021, we had no borrowings outstanding under our U.S. commercial paper program. We had borrowings of $75 million outstanding under the U.S. commercial paper program as of October 31, 2020.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
19.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes:

	October 31, 2021	October 31, 2020
	Amortized Principal	Amortized Principal
	(in millions)
2022 Senior Notes	$—	$400
2023 Senior Notes	599	598
2026 Senior Notes	298	298
2029 Senior Notes	494	493
2030 Senior Notes	496	495
2031 Senior Notes	842	—
Total	$2,729	$2,284

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

On January 21, 2021, we redeemed $100 million of the $400 million outstanding aggregate principal amount of our 2022 senior notes due October 1, 2022. On April 5, 2021, we redeemed the remaining outstanding $300 million of our 2022 senior notes. The total redemption price of approximately $417 million was computed in accordance with the terms of the 2022 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. During the year ended October 31, 2021, we recorded a loss on extinguishment of debt of $17 million in other income (expense), net in the consolidated statement of operations. In addition, $1 million of accrued interest, up to but not including the applicable redemption date, was paid. The make-whole premium less partial amortization of previously deferred interest rate swap gain together with the amortization of debt issuance costs and discount was recorded in other income (expense), net in the consolidated statement of operations.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2021 was $5 million.

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

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2021 was $5 million.

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

2031 Senior Notes

On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commenced on September 12, 2021.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent's other senior unsecured indebtedness.

20.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a new share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 share repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2019, we repurchased and retired 10.4 million shares for $723 million under this authorization. During the year ended October 31, 2020, we repurchased and retired 5.2 million shares for $469 million under this authorization. During the year ended October 31, 2021, we repurchased and retired approximately 3.1 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. As of October 31, 2021, we had remaining authorization to repurchase up to approximately $1.577 billion of our common stock under the 2021 repurchase program.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2021, cash dividends of 0.776 per share, or $236 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2020, cash dividends of 0.720 per share, or $222 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2019, cash dividends of 0.656 per share, or $206 million were declared and paid on the company's outstanding common stock.

On November 17, 2021 we declared a quarterly dividend of $0.21 per share of common stock, or approximately $63 million which will be paid on January 26, 2022 to shareholders of record as of the close of business on January 4, 2022. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of our accumulated other comprehensive income (loss) as of October 31, 2021 and 2020, net of tax effect:

	October 31,
	2021	2020
	(in millions)
Foreign currency translation, net of tax expense of $(8) and $(6) for 2021 and 2020, respectively	$(185)	(194)
Unrealized losses (including prior service benefit) on defined benefit plans, net of tax benefit of $80 and $154 for 2021 and 2020, respectively	(100)	(317)
Unrealized gains (losses) on derivative instruments, net of tax benefit of $1 and $6 for 2021 and 2020, respectively	3	(11)
Total accumulated other comprehensive loss	$(282)	$(522)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2021 and 2020 were as follows:

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2019	$(204)	$131	$(437)	$(4)	$(514)

Other comprehensive income (loss) before reclassifications	11	—	(66)	(12)	(67)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(7)	61	2	56

Tax (expense) benefit	(1)	1	—	3	3

Other comprehensive income (loss)	10	(6)	(5)	(7)	(8)

As of October 31, 2020	$(194)	$125	$(442)	$(11)	$(522)

Other comprehensive income before reclassifications	11	—	228	2	241

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	64	17	80

Tax expense	(2)	—	(74)	(5)	(81)

Other comprehensive income (loss)	9	(1)	218	14	240

As of October 31, 2021	$(185)	$124	$(224)	$3	$(282)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2021 and 2020 were as follows (in millions):

Details about Accumulated Other Comprehensive Income components	Amounts Reclassified from Other Comprehensive Income		Affected line item in statement of operations
	2021	2020

Unrealized losses on derivatives	$(17)	$(2)	Cost of products and interest expense
	(17)	(2)	Total before income tax
	4	—	Benefit for income tax
	(13)	(2)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(64)	(61)	Other (income) expense
Prior service benefit	1	7	Other (income) expense
	(63)	(54)	Total before income tax
	15	16	Benefit for income tax
	(48)	(38)	Total net of income tax

Total reclassifications for the period	$(61)	$(40)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses and costs of centralized research and development. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate asset impairments, amortization of acquisition-related intangible assets, change in the fair value of acquisition-related contingent considerations, acquisition and integration costs, restructuring and transformational initiatives expenses, acceleration of share-based compensation expense related to workforce reduction, business exit and divestiture costs, special compliance costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
Year Ended October 31, 2021:
Total net revenue	$2,823	$1,296	$2,200	$6,319
Income from operations	$722	$273	$618	$1,613
Depreciation expense	$44	$39	$39	$122
Share-based compensation expense(1)	$45	$22	$39	$106
Year Ended October 31, 2020:
Total net revenue	$2,392	$1,047	$1,900	$5,339
Income from operations	$548	$192	$516	$1,256
Depreciation expense	$43	$39	$37	$119
Share-based compensation expense (1)	$35	$17	$29	$81
Year Ended October 31, 2019:
Total net revenue	$2,302	$1,021	$1,840	$5,163
Income from operations	$542	$185	$475	$1,202
Depreciation expense	$41	$35	$35	$111
Share-based compensation expense	$33	$14	$25	$72
(1) Share-based compensation expense in 2020 and 2021 excludes amounts not allocated to the segments related to accelerated share-based compensation expense from workforce reduction and from our acquisition of BioTek and Resolution Bioscience.

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2021	2020	2019
	(in millions)
Total reportable segments' income from operations	$1,613	$1,256	$1,202
Amortization of intangible assets related to business combinations	(194)	(184)	(125)
Acquisition and integration costs	(41)	(41)	(48)
Transformational initiatives	(37)	(53)	(44)
Acceleration of share-based compensation expense related to workforce reduction	(1)	(2)	—
Asset impairments	(2)	(99)	—
Business exit and divestiture costs	(5)	(2)	—
Change in fair value of contingent consideration	21	—	—
NASD site costs	—	—	(12)
Special compliance costs	(1)	—	(2)
Other (1)	(6)	(29)	(30)
Interest Income	2	8	36
Interest Expense	(81)	(78)	(74)
Other income (expense), net (2)	92	66	16
Income before taxes, as reported	$1,360	$842	$919

(1) For the years ended October 31, 2020 and 2019, the other category primarily includes legal costs related to a claim we pursued against Twist Bioscience Corporation in addition to other miscellaneous adjustments.
(2) For the year ended October 31, 2021, other income (expense), net includes net gains on the fair value of equity securities. For the year ended October 31, 2020, other income (expense), net includes the settlement of a legal claim against Twist Bioscience Corporation.
Major Customers.    No customer represented 10 percent or more of our total net revenue in 2021, 2020 or 2019.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects segment assets and capital expenditures under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of use assets and other assets.

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total Segments
	(in millions)
As of and for the Year Ended October 31, 2021:
Assets	$3,078	$3,320	$1,502	$7,900
Capital expenditures	$45	$100	$43	$188
As of and for the Year Ended October 31, 2020:
Assets	$3,143	$2,515	$1,375	$7,033
Capital expenditures	$44	$34	$41	$119

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2021	2020
	(in millions)
Total reportable segments' assets	$7,900	$7,033
Cash and cash equivalents	1,484	1,441
Short-term investments	91	—
Prepaid expenses	91	106
Long-term investments	185	158
Long-term and other receivables	126	114
Deferred tax assets	309	380
Right of use assets	178	175
Other	341	220
Total assets	$10,705	$9,627

The other category primarily includes overfunded pension plans which are not allocated to the segments.

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customers' location.

	United States	China(1)	Rest of the World	Total
	(in millions)
Net revenue:
Year Ended October 31, 2021	$2,159	$1,273	$2,887	$6,319
Year Ended October 31, 2020	$1,752	$1,087	$2,500	$5,339
Year Ended October 31, 2019	$1,619	$1,019	$2,525	$5,163
1.China also includes Hong Kong net revenue.

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, right-of-use assets, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Asia and the rest of Europe.

	United States	Germany	Rest of the World	Total
	(in millions)
Long-lived assets:
October 31, 2021	$912	$134	$587	$1,633
October 31, 2020	$727	$126	$538	$1,391

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   SUBSEQUENT EVENT

Segment Reporting Changes. To enable our growth strategies and strengthen our focus on customers, we announced subsequent to year end that we will move our chemistries and supplies business as well as our remarketed instruments business from our Agilent CrossLab business segment to our life sciences and applied markets business segment. In addition we will move our service revenue and cost of sales related to the acquisition of BioTek from our life sciences and applied markets business segment to our Agilent CrossLab business segment. Following this reorganization, Agilent will continue to have three business segments (life sciences and applied markets, diagnostics and genomics and Agilent CrossLab), each of which will continue to comprise a reportable segment. All historical segment numbers for our life sciences and applied markets and Agilent CrossLab segments will be recast to conform to this new reporting structure in our financial statements, beginning with our Form 10-Q filing for the first quarter of fiscal year 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2021, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2021, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2021 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

SEC staff guidance discusses the exclusion of an acquired business’s internal controls from management’s annual assessment of the internal controls over financial reporting when it is not possible to conduct assessments for the acquired business in the period between the acquisition date and the date of management’s assessment. We completed the acquisition of Resolution Bioscience on April 15, 2021. Management excluded Resolution Bioscience from its assessment of the effectiveness of our internal control over financial reporting as of October 31, 2021. Resolution Bioscience constituted less than 1 percent of our total revenue for the period ending October 31, 2021 and less than 1 percent of total assets, excluding acquired goodwill and other intangible assets, as of October 31, 2021.

The effectiveness of our internal control over financial reporting as of October 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 16, 2022. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Executive Officers of the Registrant.” Information regarding our Audit and Finance Committee and our Audit and Finance

Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal year 2021. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2021. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	3,462,674	$69	48,649,535
Equity compensation plans not approved by security holders	—	—	—
Total	3,462,674	$69	48,649,535

(1)The number of securities remaining available for future issuance in column (c) includes 25,365,340 shares of common stock authorized and available for issuance under our current Employee Stock Purchase Plan ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 31 million shares.

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
1.    Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 54 of this report.
2.    Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2021
Tax valuation allowance	$132	$5	$(17)	$120
2020
Tax valuation allowance	$134	$6	$(8)	$132
2019
Tax valuation allowance	$135	$9	$(10)	$134

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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1	8/16/1999	3.1

3.2	Amended and Restated Bylaws.	10-K	12/19/2019	3.2

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Seventh Supplemental Indenture, dated as of June 21, 2013, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.875% Senior Notes due 2023.	8-K	6/21/2013	4.01

4.4	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

4.5	Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association	8-K	9/16/2019	4.1

4.6	First Supplemental Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association and Form of 2.750% Senior Note due 2029	8-K	9/16/2019	4.2

4.7	Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association and Form of 2.100% Senior Note due 2030	8-K	6/4/2020	4.1

4.8	Indenture dated as of March 12, 2021, between the Company and Citibank, N.A.	8-K	3/12/2021	4.1

4.9	First Supplemental Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A. and Form of Global Note for the Company’s 2.300% Senior Notes due 2031.	8-K	3/12/2021	4.2

4.10	Description of Securities	10-K	12/19/2019	4.8

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

10.4	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan effective May 1, 2020).*	10-Q	6/1/2020	10.1

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/7/2019	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *	10-K	12/20/2018	10.17

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *	10-K	12/20/2018	10.18

10.19	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.20	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.21	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.22	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

10.23	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.24	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

10.25	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.26	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.27	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer)*	10-K	12/22/2014	10.37

10.28	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.5

10.29	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.30	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.31	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.32	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.33	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.34	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.35	Credit Agreement, dated March 13, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	3/13/2019	10.1

10.36	Amendment No. 1 to Credit Agreement, dated August 7, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	8/8/2019	10.1

10.37	Amendment No. 2 to Credit Agreement, dated October 21, 2019, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	10/22/2019	10.1

10.38	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/20/2020	10.1

10.39	Incremental Assumption Agreement dated as of April 21, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/22/2021	10.1

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.40	Letter of Terms and Conditions International Long Term Assignment, by and among Jacob Thaysen and the Company*	10-K	12/22/2014	10.62

10.41	Letter of Terms and Conditions Localization Program by and among Jacob Thaysen and the Company *	10-K	12/21/2015	10.70

10.42	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

10.43	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*	10-K	12/20/2018	10.41

10.44	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell and the Company*	10-Q	6/1/2020	10.2

10.45	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.40

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2021.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ MICHAEL TANG
Michael Tang
Senior Vice President,
General Counsel and Secretary

Date: December 17, 2021

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

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director, President and Chief Executive Officer	December 17, 2021
Michael R. McMullen	(Principal Executive Officer)

/s/ ROBERT W. MCMAHON	Senior Vice President and Chief Financial Officer	December 17, 2021
Robert W. McMahon	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 17, 2021
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 17, 2021
Koh Boon Hwee

/s/ MALA ANAND	Director	December 17, 2021
Mala Anand

/s/ HANS E. BISHOP	Director	December 17, 2021
Hans E. Bishop

/s/ OTIS W. BRAWLEY, M.D.	Director	December 17, 2021
Otis W. Brawley, M.D.

/s/ PAUL N. CLARK	Director	December 17, 2021
Paul N. Clark

/s/ G. MIKAEL DOLSTEN, M.D., PH.D.	Director	December 17, 2021
G. Mikael Dolsten, M.D., PH.D.

/s/ HEIDI KUNZ	Director	December 17, 2021
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 17, 2021
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 17, 2021
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph.D.	Director	December 17, 2021
George A. Scangos, Ph.D.

/s/ DOW R. WILSON	Director	December 17, 2021
Dow R. Wilson