Form 10-Q
period 2022-01-31
AGILENT TECHNOLOGIES, INC.
filed 2022-03-03
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2022
OR
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

As of February 25, 2022, the registrant had 300,113,377 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Net revenue:
Products	$1,263	$1,172
Services and other	411	376
Total net revenue	1,674	1,548
Costs and expenses:
Cost of products	545	509
Cost of services and other	219	201
Total costs	764	710
Research and development	117	103
Selling, general and administrative	417	407
Total costs and expenses	1,298	1,220
Income from operations	376	328
Interest income	1	—
Interest expense	(21)	(19)
Other income (expense), net	(37)	3
Income before taxes	319	312
Provision for income taxes	36	24
Net income	$283	$288

Net income per share:
Basic	$0.94	$0.94
Diluted	$0.93	$0.93

Weighted average shares used in computing net income per share:
Basic	301	306
Diluted	303	309

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

Net income	$283	$288
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $2 and $(2)	6	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1) and $2	(2)	6
Foreign currency translation, net of tax expense of $0 and $0	(27)	42
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2 and $4	7	9
Other comprehensive income (loss)	(16)	53
Total comprehensive income	$267	$341

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,484
Short-term investments	45	91
Accounts receivable, net	1,205	1,172
Inventory	879	830
Other current assets	232	222
Total current assets	3,474	3,799
Property, plant and equipment, net	974	945
Goodwill	3,964	3,975
Other intangible assets, net	929	981
Long-term investments	191	185
Other assets	795	820
Total assets	$10,327	$10,705
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$475	$446
Employee compensation and benefits	290	493
Deferred revenue	493	441
Other accrued liabilities	326	328
Total current liabilities	1,584	1,708
Long-term debt	2,730	2,729
Retirement and post-retirement benefits	206	220
Other long-term liabilities	653	659
Total liabilities	5,173	5,316
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding at January 31, 2022 and October 31, 2021	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 300 million shares at January 31, 2022 and 302 million shares at October 31, 2021 issued and outstanding	3	3
Additional paid-in-capital	5,290	5,320
Retained earnings	159	348
Accumulated other comprehensive loss	(298)	(282)
Total stockholders' equity	5,154	5,389
Total liabilities and stockholders' equity	$10,327	$10,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net income	$283	$288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	76
Share-based compensation	44	40
Deferred taxes	24	29
Excess and obsolete inventory related charges	5	6
Loss on extinguishment of debt	—	5
Net (gain) loss on equity securities	47	(2)
Change in fair value of contingent consideration	3	—
Other non-cash expense, net	—	2
Changes in assets and liabilities:
Accounts receivable, net	(46)	(31)
Inventory	(54)	(35)
Accounts payable	37	43
Employee compensation and benefits	(210)	(88)
Other assets and liabilities	40	(95)
Net cash provided by operating activities	255	238

Cash flows from investing activities:
Investments in property, plant and equipment	(75)	(41)
Payment to acquire equity investments	(3)	(1)
Payment in exchange for convertible note	(1)	—
Net cash used in investing activities	(79)	(42)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	27	25
Payment of taxes related to net share settlement of equity awards	(63)	(72)
Payment of dividends	(63)	(59)
Repayment of senior notes	—	(105)
Proceeds from commercial paper	240	785
Repayment of commercial paper	(240)	(546)
Treasury stock repurchases	(447)	(344)
Net cash used in financing activities	(546)	(316)

Effect of exchange rate movements	(4)	9

Net decrease in cash, cash equivalents and restricted cash	(374)	(111)

Cash, cash equivalents and restricted cash at beginning of period	1,490	1,447
Cash, cash equivalents and restricted cash at end of period	$1,116	$1,336

Supplemental cash flow information:
Income tax paid, net	$22	$52
Interest payments	$18	$19
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(7)	$(4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	283	—	283
Other comprehensive loss	—	—	—	—	(16)	(16)
Total comprehensive income						267
Cash dividends declared ($0.210 per common share)	—	—	—	(63)	—	(63)
Share-based awards issued, net of tax of $63	972	—	(36)	—	—	(36)
Repurchase of common stock	(2,907)	—	(38)	(409)	—	(447)
Share-based compensation	—	—	44	—	—	44
Balance as of January 31, 2022	300,273	$3	$5,290	$159	$(298)	$5,154

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	288	—	288
Other comprehensive income	—	—	—	—	53	53
Total comprehensive income						341
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $72	1,592	—	(47)	—	—	(47)
Repurchase of common stock	(2,885)	—	(38)	(306)	—	(344)
Share-based compensation	—	—	40	—	—	40
Balance as of January 31, 2021	304,905	$3	$5,266	$4	$(469)	$4,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies, Inc. ("we," "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.

New Segment Structure. In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. Following this reorganization, we continue to have three business segments (life sciences and applied markets, diagnostics and genomics and Agilent CrossLab), each of which continues to comprise a reportable segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2022 and historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2022 and 2021 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2021 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2022 and October 31, 2021, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2022 and 2021, condensed consolidated statement of operations for the three months ended January 31, 2022 and 2021, condensed consolidated statement of cash flows for the three months ended January 31, 2022 and 2021 and condensed consolidated statement of equity for the three months ended January 31, 2022 and 2021.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	January 31,	October 31
	2022	2021
	(in millions)
Cash and cash equivalents	$1,113	$1,484
Restricted cash included in other assets	3	6
Total cash, cash equivalents and restricted cash	$1,116	$1,490

Leases. As of January 31, 2022 and October 31, 2021, operating lease right-of-use assets where we are the lessee were $170 million and $178 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $174 million and $182 million as of January 31, 2022 and October 31, 2021, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2022 and October 31, 2021, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of January 31, 2022 and October 31, 2021, the total carrying value of investments and loans in privately held companies considered as VIEs was $79 million and $76 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of January 31, 2022, the fair value of our senior notes was $2,710 million with a carrying value of $2,730 million. This compares to a fair value of $2,806 million with a carrying value of $2,729 million as of October 31, 2021. The change in the fair value over carrying value in the three months ended January 31, 2022 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In January 2020, accounting guidance was issued that clarifies the accounting guidance for equity method investments, joint ventures, and derivatives and hedging. The guidance clarifies the interaction between different sections of the accounting guidance that could be applicable and which guidance should be applied in certain situations which should increase relevance and comparability of financial statement information. On November 1, 2021 we adopted this guidance which did not have a material impact on our condensed consolidated financial statements and disclosures.

In October 2021, the FASB issued an update to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. On November 1, 2021 we early adopted this guidance which did not have a material impact on our condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted
There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended January 31
	2022				2021
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$317	$132	$188	$637	$279	$124	$152	$555
Europe	252	98	101	451	245	92	100	437
Asia Pacific	407	129	50	586	399	115	42	556
Total	$976	$359	$339	$1,674	$923	$331	$294	$1,548

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	January 31
	2022	2021
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$602	$521
Chemical and Energy	373	328
Diagnostics and Clinical	243	216
Food	158	162
Academia and Government	141	142
Environmental and Forensics	157	179
Total	$1,674	$1,548

Revenue by Type
Instrumentation	$691	$681
Non-instrumentation and other	983	867
Total	$1,674	$1,548

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of January 31, 2022 and October 31, 2021 were $207 million and $197 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the three months ended January 31, 2022:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2021	$519
Net revenue deferred in the period	220
Revenue recognized that was included in the contract liability balance at the beginning of the period	(191)
Change in deferrals from customer cash advances, net of revenue recognized	34
Currency translation and other adjustments	(6)
Ending balance as of January 31, 2022	$576

During the three months ended January 31, 2021 revenue recognized that was included in the contract liability balance at October 31, 2020 was $186 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2022 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2022, was $347 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Cost of products and services	$11	$9
Research and development	6	4
Selling, general and administrative	28	27
Total share-based compensation expense	$45	$40

At January 31, 2022 and October 31, 2021, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2022	2021
Stock Option Plans:
Weighted average risk-free interest rate	1.3%	0.5%
Dividend yield	0.5%	0.7%
Weighted average volatility	26%	26%
Expected life	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%
Volatility of selected peer-company shares	23%-81%	24%-57%
Pair-wise correlation with selected peers	41%	45%

Post-vest holding restriction discount for all executive awards	6.5%	6.8%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three months ended January 31, 2022, our income tax expense was $36 million with an effective tax rate of 11.3 percent. The income taxes for the three months ended January 31, 2022 include the excess tax benefits from stock-based compensation of $16 million. For the three months ended January 31, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three months ended January 31, 2022 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three months ended January 31, 2021, our income tax expense was $24 million with an effective tax rate of 7.7 percent. The income taxes for the three months ended January 31, 2021 include the excess tax benefits from stock-based compensation of $20 million. For the three months ended January 31, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million.

In the U.S., tax years remain open back to the year 2018 for federal income tax purposes and for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2012.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Numerator:
Net income	$283	$288
Denominator:
Basic weighted-average shares	301	306
Potential common shares— stock options and other employee stock plans	2	3
Diluted weighted-average shares	303	309

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For both the three months ended January 31, 2022 and 2021, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of January 31, 2022 and October 31, 2021 consisted of the following:

	January 31, 2022	October 31, 2021
	(in millions)
Finished goods	$488	$463
Purchased parts and fabricated assemblies	391	367
Inventory	$879	$830

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2022:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2021	$1,743	$1,964	$268	$3,975
Foreign currency translation impact	(4)	(3)	(4)	(11)
Goodwill as of January 31, 2022	$1,739	$1,961	$264	$3,964

In the first quarter of fiscal year 2022, we reorganized our operating segments and moved our chemistries and supplies business and our remarketed instruments business from our Agilent CrossLab business segment to our life sciences and applied markets business segment. As a result, we reassigned approximately $307 million of goodwill from our Agilent Crosslab business segment to our life sciences and applied markets business segment using the relative fair value allocation approach. In addition, we moved service revenue and cost of sales related to the previous acquisition of BioTek from our life sciences and applied markets business segment to our Agilent CrossLab business segment. As a result, we reassigned approximately $10 million of goodwill from our life sciences and applied markets segment to our Agilent Crosslab business segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2021, have been recast to conform to this new presentation. As a result of the reorganization there was no change to our reporting units. In addition, we performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of January 31, 2022 and October 31, 2021 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2021
Purchased technology	$1,742	$972	$770
Backlog	8	3	5
Trademark/Tradename	196	133	63
Customer relationships	357	228	129
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	2,314	1,344	970
In-Process R&D	11	—	11
Total	$2,325	$1,344	$981
As of January 31, 2022
Purchased technology	$1,738	$997	$741
Trademark/Tradename	196	137	59
Customer relationships	355	244	111
Backlog	8	4	4
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	2,308	1,390	918
In-Process R&D	11	—	11
Total	$2,319	$1,390	$929

During the three months ended January 31, 2022, there were no additions to goodwill or other intangible assets. During the three months ended January 31, 2022, other intangible assets in total decreased $1 million due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended January 31, 2022 and 2021 we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $51 million and $45 million for the three months ended January 31, 2022 and 2021, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2022 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2022	$141
2023	$141
2024	$121
2025	$96
2026	$66
2027	$65
Thereafter	$288

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 were as follows:

		Fair Value Measurement at January 31, 2022 Using
	January 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$465	$465	$—	$—
Derivative instruments (foreign exchange contracts)	16	—	16	—
Short-term investments - Equity securities with RDFV	45	40	5	—
Long-term
Trading securities	37	37	—	—
Other investments	29	—	29	—
Total assets measured at fair value	$592	$542	$50	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	65	—	—	65
Long-term
Deferred compensation liability	37	—	37	—
Contingent consideration	27	—	—	27
Total liabilities measured at fair value	$134	$—	$42	$92

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 were as follows:

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$919	$919	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Short-term investments - Equity securities with RDFV	91	83	8	—
Long-term
Trading securities	34	34	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$1,084	$1,036	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	62	—	—	62
Long-term
Deferred compensation liability	34	—	34	—
Contingent consideration	27	—	—	27
Total liabilities measured at fair value	$128	$—	$39	$89

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

Short- term investments - equity securities with readily determinable fair value ("RDFV") are shares in marketable equity securities which are classified as level 1 in the fair value hierarchy as they are measured based on quotes in active markets. Equity securities with RDFV also includes potential shares received from an equity investment in a company that went public and can vest under certain stock performance circumstances, and these have been classified as level 2 because the fair value was calculated using the Monte Carlo simulation method in which quoted market price and other observable inputs are used.

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

For the three months ended January 31, 2022 and 2021, an unrealized loss of $47 million and an unrealized gain of $2 million, respectively, were included in other income (expense), net as an adjustment to the carrying value of equity securities.

Contingent Consideration. The fair value of the contingent consideration liability relates to milestone payments in connection with the April 2021 acquisition of Resolution Bioscience. The fair value of the potential future milestone payments, which are set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component with an asset volatility of 54.9 percent and revenue volatilities ranging from 12.2 to 13.9 percent. The probability-weighted expected return method was used to estimate the fair value of the technical target component. Assumptions used in the calculations include probability of success, duration of the earn-out and discount rate. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration.

As of January 31, 2022, the expected maximum earn-out period for the contingent payments does not exceed 2.9 years and potential future payments will not exceed $145 million. The fair value of the contingent consideration liability as of January 31, 2022 was estimated to be $92 million of which $65 million was recorded in other accrued liabilities and $27 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. The increase in the fair value of the contingent consideration was primarily driven by a change in the probability of achieving the technical milestone.

The contingent consideration liability is our only Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Beginning balance	$89	$—
Change in fair value (included within selling, general and administrative expenses)	$3	$—
Ending balance	$92	$—

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2022 and 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2022 and 2021, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

For the three months ended January 31, 2022 and 2021, there were no impairments or adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction. As of January 31, 2022 and October 31, 2021, the carrying amount of non-marketable equity securities without readily determinable fair values was $125 million and $120 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2022, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2022 and 2021, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2022 was $4 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2022 was $4 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three months ended January 31, 2022, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2022, was $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2022.

There were 261 foreign exchange forward contracts open as of January 31, 2022 and designated as cash flow hedges. There were 177 foreign exchange forward contracts open as of January 31, 2022 and not designated as hedging instruments. There were 7 foreign exchange forward contracts open as of January 31, 2022 and designated as a net investment hedge.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregated notional amounts by currency and designation as of January 31, 2022 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(71)	$(15)	$27
British Pound	(68)	—	9
Canadian Dollar	(42)	—	(4)
Japanese Yen	(88)	—	(41)
Danish Krone	—	—	27
Korean Won	(65)	—	(20)
Singapore Dollar	18	—	21
Swiss Franc	—	—	(6)
Chinese Yuan Renminbi	(84)	—	(101)
Taiwan Dollar	—	—	(6)
Indian Rupee	—	—	(13)
Brazilian Real	—	—	(10)
Other	4	—	(1)
Totals	$(396)	$(15)	$(118)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2022	October 31, 2021	Balance Sheet Location	January 31, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$10	$6	Other accrued liabilities	$1	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$4	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$2	$3	Other accrued liabilities	$4	$3
Total derivatives	$16	$9		$5	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$8	$(6)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$3	$(8)

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$3	$(4)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(3)	$(4)

At January 31, 2022, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $6 million. Within the next twelve months it is estimated that $9 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three months ended January 31, 2022 and 2021, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended January 31
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$—	$—	$8	$7	$—	$—
Interest cost on benefit obligation	3	3	2	2	1	1
Expected return on plan assets	(6)	(7)	(11)	(12)	(1)	(2)
Amortization:
Actuarial losses	—	1	6	13	(1)	1
Total net plan costs (benefits)	$(3)	$(3)	$5	$10	$(1)	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Employer Contributions
	January 31		For Remainder of Year
	2022	2021	2022
	(in millions)
U.S. defined benefit plans	$—	$—	$—
Non-U.S. defined benefit plans	$5	$5	$14

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Standard warranty accrual, beginning balance	$30	$32
Accruals for warranties including change in estimates	13	15
Settlements made during the period	(13)	(15)
Standard warranty accrual, ending balance	$30	$32

Accruals for warranties due within one year	$29	$31
Accruals for warranties due after one year	1	1
Standard warranty accrual, ending balance	$30	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $46 million as of January 31, 2022 and October 31, 2021, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of January 31, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2022, we borrowed and repaid $240 million. As of January 31, 2022, we had no borrowings outstanding under our U.S. commercial paper program.

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2022	October 31, 2021
	Amortized Principal	Amortized Principal
	(in millions)
2023 Senior Notes	599	599
2026 Senior Notes	299	298
2029 Senior Notes	494	494
2030 Senior Notes	496	496
2031 Senior Notes	842	842
Total	$2,730	$2,729

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2021, we repurchased and retired 2.9 million shares for $344 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2022, we repurchased and retired 2.9 million shares for $447 million under this authorization. As of January 31, 2022, we had remaining authorization to repurchase up to approximately $1.13 billion of our common stock under the 2021 repurchase program.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2022, we paid cash dividends of $0.210 per common share or $63 million on the company's common stock. During the three months ended January 31, 2021, we paid cash dividends of $0.194 per common share or $59 million on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2022	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2021	$(185)	$124	$(224)	$3	$(282)

Other comprehensive income (loss) before reclassifications	(27)	—	3	8	(16)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	6	(3)	3

Tax expense	—	—	(2)	(1)	(3)

Other comprehensive income (loss)	(27)	—	7	4	(16)

As of January 31, 2022	$(212)	$124	$(217)	$7	$(298)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2022 and 2021 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2022	2021

Unrealized gain (loss) on derivatives	$3	$(8)	Cost of products
	3	(8)	Total before income tax
	(1)	2	(Provision) benefit for income tax
	2	(6)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(6)	(16)	Other income (expense)
Prior service benefit	—	—	Other income (expense)
	(6)	(16)	Total before income tax
	1	4	Benefit for income tax
	(5)	(12)	Total net of income tax

Total reclassifications for the period	$(3)	$(18)

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
In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. The historical financial segment information has been recast to conform to this new presentation. There was no change to our diagnostics and genomics business segment.
Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our three reportable segments is as follows:
Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry ("MP-AES") instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; flow cytometer; real-time cell analyzer; cell imaging systems; microplate reader; laboratory software for sample tracking; information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

consumables and software, for quality control analysis of nucleic acid samples.  Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques utilized in clinical and life science research applications.

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. The services portfolio include repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate asset impairments, amortization of acquisition-related intangible assets, change in the fair value of acquisition-related contingent consideration, acquisition and integration costs, restructuring and transformational initiatives expenses, acceleration of share-based compensation expense related to workforce reduction, business exit and divestiture costs, special compliance costs, some nucleic acid solutions division ("NASD") site costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$976	$923
Diagnostics and Genomics	339	294
Agilent CrossLab	359	331
Total net revenue	$1,674	$1,548

Segment Income From Operations:
Life Sciences and Applied Markets	$282	$265
Diagnostics and Genomics	68	55
Agilent CrossLab	91	76
Total segment income from operations	$441	$396

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2022	2021
	(in millions)
Total segment income from operations	$441	$396
Transformational initiatives	(4)	(11)
Amortization of intangible assets related to business combinations	(51)	(44)
Acquisition and integration costs	(7)	(9)
Change in fair value of contingent consideration	(3)	—
Other	—	(4)
Interest income	1	—
Interest expense	(21)	(19)
Other income (expense), net (1)	(37)	3
Income before taxes, as reported	$319	$312

(1) For the three months ended January 31, 2022 and 2021, other income (expense), net includes net (gains) losses on the fair value of equity securities.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	January 31, 2022	October 31, 2021
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,752	$3,741
Diagnostics and Genomics	3,325	3,320
Agilent CrossLab	870	839
Total segment assets	$7,947	$7,900

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

Executive Summary

Agilent Technologies, Inc. ("we," "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2022 and historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three months ended January 31, 2022, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus such as quarantine, shelter-in-place, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations.

The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the severity, duration and resurgence of the outbreak, new variants and the contagiousness of these new variants, the effectiveness of health and safety measures including vaccines, managing the different pace of return-to-office in different locations, the pace and strength of the economic recovery, supply chain pressures, delivery and installation delays due to variable access to customer sites, among others. We will continue to actively monitor the effects of the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business results.

Actual Results

Net revenue of $1,674 million for the three months ended January 31, 2022 increased 8 percent when compared to the same period last year. This revenue growth came from increases in all of our segments, geographies and from our three largest end markets. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Revenue generated by our life sciences and applied markets business in the three months ended January 31, 2022 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022, had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Revenue generated by our diagnostics and genomics business for the three months ended January 31, 2022 increased 15 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Revenue generated by our Agilent CrossLab business in the three months ended January 31, 2022 increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Net income for the three months ended January 31, 2022 was $283 million compared to net income of $288 million for the corresponding period last year. In the three months ended January 31, 2022, cash provided by operations was $255 million compared to cash provided by operations of $238 million in the same period last year.

For the three months ended January 31, 2022 and 2021, we paid cash dividends on the company's outstanding common stock of $63 million and $59 million, respectively.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended January 31, 2022, we repurchased and retired 2.9 million shares for $447 million under this authorization. As of January 31, 2022, we had remaining authorization to repurchase up to approximately $1.13 billion of our common stock under the 2021 repurchase program.

During the three months ended January 31, 2021, we repurchased and retired 2.9 million shares for $344 million under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and was replaced by the 2021 share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

  Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We expect to face continued logistical pressures, such as longer lead times and limited sources of supply in the near term that we will continue to mitigate through various sourcing strategies. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity. With our strong results in the first quarter of fiscal year 2022 and the continued recovery in our end markets, we remain optimistic about our long-term growth opportunities in all of our end markets.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)
Net revenue:
Products	$1,263	$1,172	8%
Services and other	411	376	9%
Total net revenue	$1,674	$1,548	8%

Net revenue of $1,674 million for the three months ended January 31, 2022 increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. In the three months ended January 31, 2022, net revenue increased in all three of our business segments, geographic regions and from our three largest end markets; the pharmaceutical, chemical and energy and diagnostics and clinical markets when compared to the same periods last year.

Revenue from products increased 8 percent for the three months ended January 31, 2022 when compared to the same period last year. The growth in product revenue was primarily driven by increased sales within our liquid chromatography mass spectrometry business with continued strong growth in our nucleic acid solutions business.

Services and other revenue increased 9 percent for the three months ended January 31, 2022 when compared to the same period last year. Services and other revenue consist of contract repair, preventive maintenance, compliance services, repair and maintenance, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three months ended January 31, 2022, service revenue increases reflected solid growth from contract repair services and consultative services.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$976	$923	6%
Diagnostics and genomics	339	294	15%
Agilent CrossLab	359	331	8%
Total net revenue	$1,674	$1,548	8%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2022 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2022, we saw strong revenue growth within the pharmaceutical, chemical and energy and diagnostics and clinical markets partially offset by a decline in the food, academia and government and environmental and forensics markets when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2022, increased 15 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2022, revenue growth was strong within the pharmaceutical market led by performance from our nucleic acid solutions business. Revenue growth was strong within the diagnostics and clinical markets led by performance from our pathology business.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2022, increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2022, we saw strong revenue growth from the pharmaceutical, chemical and energy and food markets when compared to the same periods last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
(in millions, except margin data)
Total gross margin	54.3%	54.2%	—
Research and development	$117	$103	13%
Selling, general and administrative	$417	$407	2%
Operating margin	22.5%	21.2%	1 ppt
Income from operations	$376	$328	15%

Total gross margin for the three months ended January 31, 2022 was flat when compared to the same period last year. Gross margin for the three months ended January 31, 2022 was impacted by higher sales volume and price increases which were offset by higher wages, logistics costs, intangible amortization expense and share-based compensation expense.

Research and development expenses for the three months ended January 31, 2022 increased 13 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2022 increased due to higher wages and variable pay, program investments in our diagnostics and genomics and our life sciences and applied markets segments, and additional expenses related to our acquisition of Resolution Bioscience.

Selling, general and administrative expenses for the three months ended January 31, 2022 increased 2 percent when compared to the same period last year. The increase in selling, general and administrative expenses for the three months ended January 31, 2022 was due to higher wages, the change in the fair value of an acquisition-related contingent consideration, higher share-based compensation expense and amortization of intangible assets partially offset by lower transformational initiatives expenses.

Total operating margin for the three months ended January 31, 2022 increased 1 percentage point when compared to the same period last year. Operating margin for the three months ended January 31, 2022 increased due to higher sales volume partially offset by increases in operating expenses.

Income from operations for the three months ended January 31, 2022 increased $48 million or 15 percent on a corresponding revenue increase of $126 million.

At January 31, 2022, our headcount was approximately 17,200 as compared to approximately 16,400 at January 31, 2021.

Other income (expense), net

In the three months ended January 31, 2022 other income and expense, net includes income of $3 million related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the three months ended January 31, 2022 other income and expense, net also includes net loss on the fair value of equity investments of approximately $47 million.

In the three months ended January 31, 2021 other income and expense, net includes a $5 million loss on the extinguishment of debt. In the three months ended January 31, 2021 other income and expense also includes income of $3 million related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three months ended January 31, 2022, our income tax expense was $36 million with an effective tax rate of 11.3 percent. The income taxes for the three months ended January 31, 2022 include the excess tax benefits from stock-based compensation of $16 million. For the three months ended January 31, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three months ended January 31, 2022 is dependent in part on forecasts of full year results. The impact of the COVID-19 outbreak on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three months ended January 31, 2021, our income tax expense was $24 million with an effective tax rate of 7.7 percent. The income taxes for the three months ended January 31, 2021 include the excess tax benefits from stock-based compensation of $20 million. For the three months ended January 31, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million.

In the U.S., tax years remain open back to the year 2018 for federal income tax purposes and for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2012.

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

Segment Overview

In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. Following this reorganization, we continue to have three business segments (life sciences and applied markets, diagnostics and genomics and Agilent CrossLab), each of which continues to comprise a reportable segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2022 and historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

Life Sciences and Applied Markets

Our life sciences and applied markets business provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products, as well as enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Key product categories include: liquid chromatography ("LC") systems and components; liquid chromatography mass spectrometry ("LCMS") systems; gas chromatography ("GC") systems and components; gas chromatography mass spectrometry ("GCMS") systems; inductively coupled plasma mass spectrometry ("ICP-MS") instruments; atomic absorption ("AA") instruments; microwave plasma-atomic emission spectrometry ("MP-AES") instruments; inductively coupled plasma optical emission spectrometry ("ICP-OES") instruments; raman spectroscopy; cell analysis plate based assays; flow cytometer; real-time cell analyzer; cell imaging systems; microplate reader; laboratory software for sample tracking; information management and analytics; laboratory automation and robotic systems; dissolution testing; vacuum pumps and measurement technologies. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning Agilent can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include GC and LC columns, sample preparation products, custom chemistries, and a large selection of laboratory instrument supplies.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)

Net revenue	$976	$923	6%

Life sciences and applied markets business revenue for the three months ended January 31, 2022 increased 6 percent when compared to the same period last year. For the three months ended January 31, 2022, foreign currency movements had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Geographically, revenue increased 14 percent in the Americas with no currency impact, increased 3 percent in Europe with a 3 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended January 31, 2022 compared to the same period last year. For the three months ended January 31, 2022, revenue growth was strong across all businesses.

For the three months ended January 31, 2022, results by end markets were mixed with pharmaceutical, chemical and energy and diagnostics and clinical markets delivering strong revenue growth while forensics and environmental, food and academia declined when compared to the same period last year. Revenue growth in the pharmaceutical end market was primarily driven by our liquid chromatography, consumables, liquid chromatography mass spectrometry and spectroscopy businesses. Revenue growth in chemical and energy was mainly driven by strength in our gas chromatography, spectroscopy and consumables portfolio while diagnostics and clinical growth was mainly led by liquid chromatography mass spectrometry products.

For the three months ended January 31, 2022, the food end market declined mainly due to weakness in liquid chromatography mass spectrometry and gas chromatography applications in China partially offset by consumables products when compared to the same period last year. Forensics and environmental weakness was mainly driven by declines in gas chromatography mass spectrometry and gas chromatography spectroscopy products. Academia and government decline was mainly in the U.S. and China. In the U.S., the decline was due to the impact of the Omicron surge as many universities went back to remote-learning after the holidays. In China, the declines were due to both the Omicron surge and the Lunar New Year impacting delays in delivery of our instruments.

Looking forward, despite supply chain uncertainties and the adverse effects of the COVID-19 pandemic, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We anticipate growth from our new product introductions and acquisitions in the last couple of years as we continue to invest in expanding and improving our applications and solutions portfolio. While we anticipate volatility in our markets, we expect continued growth across most end markets in the long term.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
(in millions, except margin data)
Gross margin	60.5%	60.3%	—
Research and development	$74	$65	13%
Selling, general and administrative	$234	$227	3%
Operating margin	28.9%	28.6%	—
Income from operations	$282	$265	7%

Gross margin for products and services for the three months ended January 31, 2022, was flat when compared to the same period last year. Gross margin for the three months ended January 31, 2022 was impacted by higher sales volume, price increases and favorable hedging gains which were mostly offset by higher materials costs, wages and variable pay.

Research and development expenses for the three months ended January 31, 2022, increased 13 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2022 increased due to higher wages and program investments in software and informatics and higher share-based compensation expense partially offset by favorable currency impact.

Selling, general and administrative expenses for the three months ended January 31, 2022, increased 3 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2022 increased due to higher wages, commissions and share-based compensation expense partially offset by favorable currency movements.

Operating margin for products and services for the three months ended January 31, 2022 was flat when compared to the same period last year. Operating margin for the three months ended January 31, 2022 increased due to higher sales volume which was partially offset by higher material costs, program expenses, wages and share-based compensation expense.

Income from operations for the three months ended January 31, 2022, increased $17 million or 7 percent on a corresponding revenue increase of $53 million. Income from operations for the three months ended January 31, 2022 increased primarily due to higher sales volume.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)

Net revenue	$339	$294	15%

Diagnostics and genomics business revenue for the three months ended January 31, 2022 increased 15 percent when compared to the same period last year. For the three months ended January 31, 2022, foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Geographically, revenue increased 24 percent in the Americas with no currency impact, increased 1 percent in Europe with a 3 percentage point unfavorable currency impact and increased 17 percent in Asia Pacific with a 4 percentage point unfavorable currency impact for the three months ended January 31, 2022 compared to the same period last year. For the three months ended January 31, 2022, the increase in the Americas was driven by strong performance in our nucleic acid solutions and genomics portfolios. In Europe, revenue growth from the pathology business was mostly offset by a decline in the genomics portfolio, driven by the COVID-19 related instrument and reagents sales decreasing from the prior year. The growth in Asia Pacific was driven by strong performance across the genomics and pathology portfolio.

For the three months ended January 31, 2022, revenue performance in the diagnostics and genomics business was led by strong revenue growth in our nucleic acid solutions business. All key end markets had revenue increases when compared to the same periods last year.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
(in millions, except margin data)
Gross margin	52.8%	51.6%	1 ppt
Research and development	$34	$29	18%
Selling, general and administrative	$77	$68	13%
Operating margin	20.1%	18.6%	2 ppts
Income from operations	$68	$55	25%

Gross margin for products and services for the three months ended January 31, 2022, increased 1 percentage point when compared to the same period last year. Gross margin in the three months ended January 31, 2022 increased due to higher sales volume more than offsetting higher wages and variable pay.

Research and development expenses for the three months ended January 31, 2022, increased 18 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2022 included higher pathology and genomics program investments, higher wages and variable pay and additional expenses related to the Resolution Bioscience acquisition.

Selling, general and administrative expenses for the three months ended January 31, 2022, increased 13 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2022 increased due to an increase in share based compensation expenses, higher wages and variable pay and additional expenses related to the Resolution Bioscience acquisition.

Operating margin for products and services for the three months ended January 31, 2022 increased 2 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2022 improved as the revenue growth more than offset the increase in program investments, wages and variable pay.

Income from operations for the three months ended January 31, 2022 increased $13 million or 25 percent on a corresponding revenue increase of $45 million. Income from operations for the three months ended January 31, 2022 increased due to strong revenue performance.
Agilent CrossLab

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. The services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
	(in millions)

Net revenue	$359	$331	8%

Agilent CrossLab business revenue for the three months ended January 31, 2022 increased 8 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Geographically, revenue increased 6 percent in the Americas with no currency impact, increased 6 percent in Europe with a 4 percentage point unfavorable currency impact and increased 12 percent in Asia Pacific with a 2 percentage point unfavorable currency impact for the three months ended January 31, 2022 compared to the same period last year. During the three months ended January 31, 2022, the solid growth in all three regions was driven by contract repair services and consultative services.

For the three months ended January 31, 2022, the Agilent CrossLab business continued to see low double digit revenue growth from the pharmaceutical market, chemical and energy market and the food market, which together accounts for three-quarters of the Agilent CrossLab business revenues. The environmental and forensics market, as well as the academia and government market, remained subdued with flat growth, following the weakness in the growth of instrument sales in those two markets.

Looking forward, Agilent CrossLab services are well positioned to continue their success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the experience to customers. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2022	2021	Months
(in millions, except margin data)
Gross margin	47.5%	46.8%	1 ppt
Research and development	$8	$9	(5)%
Selling, general and administrative	$72	$70	2%
Operating margin	25.2%	23.1%	2 ppts
Income from operations	$91	$76	19%

Gross margin for the three months ended January 31, 2022 increased 1 percentage point when compared to the same period last year. Higher cash flow hedging gains, higher sales volumes and targeted price increases improved margins which were partially offset by higher service delivery costs, such as logistics, parts and labor.

Research and development expenses for the three months ended January 31, 2022 decreased 5 percent when compared to the same period last year. Delays in certain research and development projects led to lower expenditures in the three months ended January 31, 2022.

Selling, general and administrative expenses for the three months ended January 31, 2022 increased 2 percent when compared to the same period last year, primarily due to higher wages and higher sales commissions.

Operating margin for products and services for the three months ended January 31, 2022 increased 2 percentage points when compared to the same period last year, mostly driven by higher cash flow hedging gains and higher sales volume.

Income from operations for the three months ended January 31, 2022 increased $15 million or 19 percent on a corresponding revenue increase of $28 million. Income from operations for the three months ended January 31, 2022 increased primarily due to higher sales volume.

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

Our financial position as of January 31, 2022 consisted of cash and cash equivalents of $1,113 million as compared to $1,484 million as of October 31, 2021.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $255 million for the three months ended January 31, 2022 compared to cash inflow of $238 million for the same period in 2021. Net cash paid for income taxes in the three months ended January 31, 2022 was approximately $22 million compared to income taxes paid of $52 million for the same period in 2021. Other assets and liabilities, for the three months ended January 31, 2022, had cash inflow of $40 million compared to cash outflow of $95 million for the same period in 2021. Cash inflow in the three months ended January 31, 2022 compared to cash outflow in 2021 was largely the result of higher Non U.S. transaction tax refunds, lower income tax payments and higher deferred revenue accrual in 2022.

In the three months ended January 31, 2022, accounts receivable used cash of $46 million compared to cash used of $31 million for the same period in 2021. Days’ sales outstanding as of January 31, 2022 and 2021 was 65 days and 63 days, respectively. Cash used for inventory was $54 million for the three months ended January 31, 2022 compared to cash used of $35 million for the same period in 2021. Inventory days on-hand was 103 days as of January 31, 2022 compared to 96 days as of January 31, 2021 mainly due to increased inventory levels to meet customer needs and to compensate for long lead time in ordering from our suppliers. In the three months ended January 31, 2022, accounts payable provided cash of $37 million compared to cash provided of $43 million for the same period in 2021. The change in the employee compensation and benefits liability was $210 million for the three months ended January 31, 2022 compared to cash used of $88 million for the same period in 2021. This was largely due to an increase in variable and incentive payments of $201 million in 2022 compared to $119 million in 2021.
We contributed approximately $5 million to our defined benefit plans in both the three months ended January 31, 2022 and 2021, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $14 million to our defined benefit plans during the remainder of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $79 million for the three months ended January 31, 2022 as compared to net cash used in investing activities of $42 million in the same period of 2021. Investments in property, plant and equipment were $75 million for the three months ended January 31, 2022 compared to $41 million in the same period of 2021. The increase in our investments in property plant and equipment is primarily due to the expansion of our Frederick, Colorado site. We expect that total capital expenditures for the current year will be approximately $300 million. Cash used to purchase fair value investments for the three months ended January 31, 2022 was $3 million compared to $1 million in the same period in 2021.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2022 was $546 million compared to net cash used in financing activities of $316 million for the same period of 2021.

Treasury Stock Repurchases

Our 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. During the three months ended January 31, 2022, we repurchased and retired 2.9 million shares for $447 million under this authorization. As of January 31, 2022, we had remaining authorization to repurchase up to approximately $1.13 billion of our common stock under the 2021 repurchase program.

During the three months ended January 31, 2021, we repurchased and retired 2.9 million shares for $344 million under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and was replaced by the 2021 share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

Dividends

During the three months ended January 31, 2022 and 2021, we paid cash dividends of $0.210 per common share or $63 million, and $0.194 per common share or $59 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of January 31, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2022.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2022, we borrowed and repaid $240 million. As of January 31, 2022, we had no borrowings outstanding under our U.S. commercial paper program.

Long-Term Debt

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2022 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Other

Our commitments for indirect material and services increased by $59 million from $83 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $129 million from $901 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 to our contractual commitments in the first three months of fiscal year 2022. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2022 and October 31, 2021 include $234 million and $241 million, respectively, related to long-term income tax liabilities. Of these amounts, $110 million and $117 million related to uncertain tax positions as of January 31, 2022 and October 31, 2021, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $124 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next four years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 54 percent and 52 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2022 and 2021, respectively. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 1 percentage point in the three months ended January 31, 2022. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2022, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. The COVID-19 pandemic also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. While many of our customers have returned to work and economic activity continues to ramp up, we are unable to accurately predict the full extent and duration of the impact of the COVID-19 pandemic on our business and operations due to numerous uncertainties, including the duration and severity of the pandemic, the efficacy and distribution of vaccines, containment measures and additional waves of infections. As COVID-19 conditions improved, there have been increases in demand for certain of our products, which posed challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

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

Notwithstanding legal and timing uncertainties relating to federal regulations, we have implemented a mandatory vaccination policy subject to state and local legal requirements for U.S., Puerto Rico and Canada based covered employees, subject to approved exemptions. Additional vaccine and testing mandates may be announced in other jurisdictions in which we operate our business. While it is not currently possible to predict with any certainty the exact impact the new regulations would have on us, our suppliers and our customers, its implementation may impact our ability to retain current employees and attract new employees and result in labor disruptions. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Slower global economic growth, inflationary pressures and uncertainty in the markets in which we operate may adversely impact our business resulting in:

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the three months ended January 31, 2022 had an overall unfavorable impact on revenue of approximately 1 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-

consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will continue to be available to us in the future or can be expanded to cover new products on favorable terms or at all.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of January 31, 2022, we had no borrowings outstanding under the credit facility and we had no borrowings under the incremental facilities. On June 18, 2021, we increased the maximum amount of our commercial paper program to $1.35 billion. As of January 31, 2022, we had no borrowings outstanding under our U.S. commercial paper program. We also currently have outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2022, we had cash and cash equivalents of approximately $1.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2021 Repurchase Program
November 1, 2021 through November 30, 2021	675,100	$154.93	675,100	$1,473
December 1, 2021 through December 31, 2021	2,038,115	$154.45	2,038,115	$1,158
January 1, 2022 through January 31, 2022	193,607	$143.35	193,607	$1,130
Total	2,906,822	$153.82	2,906,822	$1,130

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of January 31, 2022, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1	Amendment No. 4 to Credit Agreement dated December 8, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 3, 2022	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2022	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)