Form 10-Q
period 2022-04-30
AGILENT TECHNOLOGIES, INC.
filed 2022-05-31
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2022
OR
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

As of May 23, 2022, the registrant had 298,708,056 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net revenue:
Products	$1,204	$1,150	$2,467	$2,322
Services and other	403	375	814	751
Total net revenue	1,607	1,525	3,281	3,073
Costs and expenses:
Cost of products	530	504	1,075	1,013
Cost of services and other	216	204	435	405
Total costs	746	708	1,510	1,418
Research and development	115	109	232	212
Selling, general and administrative	386	420	803	827
Total costs and expenses	1,247	1,237	2,545	2,457
Income from operations	360	288	736	616
Interest income	1	1	2	1
Interest expense	(21)	(20)	(42)	(39)
Other income (expense), net	(7)	4	(44)	7
Income before taxes	333	273	652	585
Provision for income taxes	59	57	95	81
Net income	$274	$216	$557	$504

Net income per share:
Basic	$0.92	$0.71	$1.86	$1.65
Diluted	$0.91	$0.70	$1.84	$1.64

Weighted average shares used in computing net income per share:
Basic	299	304	300	305
Diluted	301	307	302	308

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Net income	$274	$216	$557	$504
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $5, $0, $7 and $(2)	16	—	22	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1), $2, $(2) and $4	(4)	4	(6)	10
Foreign currency translation, net of tax expense of $0, $0, $0 and $0	(54)	2	(81)	44
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $3, $4, $5 and $8	7	12	14	21
Change in net prior service benefit, net of tax expense of $0, $0, $0 and $0	—	(1)	—	(1)
Other comprehensive income (loss)	(35)	17	(51)	70
Total comprehensive income	$239	$233	$506	$574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,186	$1,484
Short-term investments	21	91
Accounts receivable, net	1,237	1,172
Inventory	937	830
Other current assets	262	222
Total current assets	3,643	3,799
Property, plant and equipment, net	1,010	945
Goodwill	3,956	3,975
Other intangible assets, net	898	981
Long-term investments	190	185
Other assets	758	820
Total assets	$10,455	$10,705
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$503	$446
Employee compensation and benefits	347	493
Deferred revenue	511	441
Short-term debt	175	—
Other accrued liabilities	277	328
Total current liabilities	1,813	1,708
Long-term debt	2,730	2,729
Retirement and post-retirement benefits	187	220
Other long-term liabilities	603	659
Total liabilities	5,333	5,316
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding at April 30, 2022 and October 31, 2021	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 299 million shares at April 30, 2022 and 302 million shares at October 31, 2021 issued and outstanding	3	3
Additional paid-in-capital	5,292	5,320
Retained earnings	160	348
Accumulated other comprehensive loss	(333)	(282)
Total stockholders' equity	5,122	5,389
Total liabilities and stockholders' equity	$10,455	$10,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$557	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164	153
Share-based compensation	71	66
Deferred taxes	19	31
Excess and obsolete inventory related charges	10	14
Loss on extinguishment of debt	—	17
Net (gain) loss on equity securities	62	(15)
Asset impairment charges	—	2
Change in fair value of contingent consideration	(25)	—
Other non-cash expense, net	9	2
Changes in assets and liabilities:
Accounts receivable, net	(108)	(17)
Inventory	(124)	(80)
Accounts payable	54	51
Employee compensation and benefits	(144)	(3)
Other assets and liabilities	(7)	(15)
Net cash provided by operating activities	538	710

Cash flows from investing activities:
Investments in property, plant and equipment	(139)	(72)
Payment to acquire equity securities	(3)	(8)
Payment in exchange for convertible note	(1)	(2)
Proceeds from sale of equity securities	6	—
Acquisitions of businesses and intangible assets, net of cash acquired	(18)	(547)
Net cash used in investing activities	(155)	(629)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	27	26
Payment of taxes related to net share settlement of equity awards	(64)	(73)
Payment of dividends	(126)	(118)
Issuance of senior notes	—	848
Debt issuance costs	—	(7)
Repayment of senior notes	—	(417)
Proceeds from commercial paper	575	1,232
Repayment of commercial paper	(400)	(1,102)
Treasury stock repurchases	(681)	(539)
Net cash used in financing activities	(669)	(150)

Effect of exchange rate movements	(16)	9

Net decrease in cash, cash equivalents and restricted cash	(302)	(60)

Cash, cash equivalents and restricted cash at beginning of period	1,490	1,447
Cash, cash equivalents and restricted cash at end of period	$1,188	$1,387

Supplemental cash flow information:
Income tax paid, net	$134	$116
Interest payments	$40	$36
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$9	$11
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2022	300,273	$3	$5,290	$159	$(298)	$5,154
Components of comprehensive income, net of tax:
Net income	—	—	—	274	—	274
Other comprehensive loss	—	—	—	—	(35)	(35)
Total comprehensive income						239
Cash dividends declared ($0.210 per common share)	—	—	—	(63)	—	(63)
Share-based awards issued, net of tax of $1	43	—	(1)	—	—	(1)
Repurchase of common stock	(1,751)	—	(24)	(210)	—	(234)
Share-based compensation	—	—	27	—	—	27
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	557	—	557
Other comprehensive loss	—	—	—	—	(51)	(51)
Total comprehensive income						506
Cash dividends declared ($0.420 per common share)	—	—	—	(126)	—	(126)
Share-based awards issued, net of tax of $64	1,015	—	(37)	—	—	(37)
Repurchase of common stock	(4,658)	—	(62)	(619)	—	(681)
Share-based compensation	—	—	71	—	—	71
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of January 31, 2021	304,905	$3	$5,266	$4	$(469)	$4,804
Components of comprehensive income, net of tax:
Net income	—	—	—	216	—	216
Other comprehensive income	—	—	—	—	17	17
Total comprehensive income						233
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $1	51	—	1	—	—	1
Repurchase of common stock	(1,553)	—	(22)	(173)	—	(195)
Share-based compensation	—	—	26	—	—	26
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	504	—	504
Other comprehensive income	—	—	—	—	70	70
Total comprehensive income						574
Cash dividends declared ($0.388 per common share)	—	—	—	(118)	—	(118)
Share-based awards issued, net of tax of $73	1,643	—	(46)	—	—	(46)
Repurchase of common stock	(4,438)	—	(60)	(479)	—	(539)
Share-based compensation	—	—	66	—	—	66
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810

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

New Segment Structure. In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. Following this reorganization, we continue to have three business segments (life sciences and applied markets, diagnostics and genomics and Agilent CrossLab), each of which continues to comprise a reportable segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2022. Historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2022 and 2021 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2021 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2022 and October 31, 2021, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2022 and 2021, condensed consolidated statement of operations for the three and six months ended April 30, 2022 and 2021, condensed consolidated statement of cash flows for the six months ended April 30, 2022 and 2021 and condensed consolidated statement of equity for the three and six months ended April 30, 2022 and 2021.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	April 30,	October 31
	2022	2021
	(in millions)
Cash and cash equivalents	$1,186	$1,484
Restricted cash included in other assets	2	6
Total cash, cash equivalents and restricted cash	$1,188	$1,490

Leases. As of April 30, 2022 and October 31, 2021, operating lease right-of-use assets where we are the lessee were $162 million and $178 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $164 million and $182 million as of April 30, 2022 and October 31, 2021, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2022 and October 31, 2021, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of April 30, 2022 and October 31, 2021, the total carrying value of investments and loans in privately held companies considered as VIEs was $81 million and $76 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of April 30, 2022, the fair value of our senior notes was $2,478 million with a carrying value of $2,730 million. This compares to a fair value of $2,806 million with a carrying value of $2,729 million as of October 31, 2021. The change in the fair value over carrying value in the six months ended April 30, 2022 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30,
	2022				2021
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$321	$137	$201	$659	$296	$122	$163	$581
Europe	216	97	110	423	214	95	106	415
Asia Pacific	359	119	47	525	371	112	46	529
Total	$896	$353	$358	$1,607	$881	$329	$315	$1,525

	Six Months Ended April 30,
	2022				2021
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$638	$269	$389	$1,296	$575	$246	$315	$1,136
Europe	468	195	211	874	459	187	206	852
Asia Pacific	766	248	97	1,111	770	227	88	1,085
Total	$1,872	$712	$697	$3,281	$1,804	$660	$609	$3,073

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$589	$531	$1,191	$1,052
Chemical and Energy	335	314	708	642
Diagnostics and Clinical	241	233	484	449
Food	137	144	295	306
Academia and Government	146	143	287	285
Environmental and Forensics	159	160	316	339
Total	$1,607	$1,525	$3,281	$3,073

Revenue by Type
Instrumentation	$646	$632	$1,337	$1,313
Non-instrumentation and other	961	893	1,944	1,760
Total	$1,607	$1,525	$3,281	$3,073

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of April 30, 2022 and October 31, 2021 were $247 million and $197 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the six months ended April 30, 2022:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2021	$519
Net revenue deferred in the period	332
Revenue recognized that was included in the contract liability balance at the beginning of the period	(283)
Change in deferrals from customer cash advances, net of revenue recognized	48
Currency translation and other adjustments	(19)
Ending balance as of April 30, 2022	$597

During the six months ended April 30, 2021 revenue recognized that was included in the contract liability balance at October 31, 2020 was $267 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2022 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2022, was $359 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Cost of products and services	$6	$6	$17	$15
Research and development	2	2	8	6
Selling, general and administrative	19	19	47	46
Total share-based compensation expense	$27	$27	$72	$67

At April 30, 2022 and October 31, 2021, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Stock Option Plans:
Weighted average risk-free interest rate	2.0%	0.9%	1.4%	0.5%
Dividend yield	0.6%	0.6%	0.5%	0.7%
Weighted average volatility	26%	26%	26%	26%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%	29%	30%
Volatility of selected peer-company shares	23%-81%	24%-57%	23%-81%	24%-57%
Pair-wise correlation with selected peers	41%	45%	41%	45%

Post-vest holding restriction discount for all executive awards	6.5%	6.8%	6.5%	6.8%

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

We use historical volatility to estimate the expected stock price volatility assumption for employee stock option awards. In reaching the conclusion, we have considered many factors including the extent to which our options are currently traded and our ability to find traded options in the current market with similar terms and prices to the options we are valuing. In estimating the expected life of our options granted, we considered the historical option exercise behavior of our executives, which we believe is representative of future behavior.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and six months ended April 30, 2022, our income tax expense was $59 million with an effective tax rate of 17.7 percent and $95 million with an effective tax rate of 14.6 percent, respectively. For the three months ended April 30, 2022, there were no significant discrete items. The income taxes for the six months ended April 30, 2022 include the excess tax benefits from stock-based compensation of $17 million. For the six months ended April 30, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three and six months ended April 30, 2022 is dependent in part on forecasts of full year results. The impact of COVID-19 on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and six months ended April 30, 2021, our income tax expense was $57 million with an effective tax rate of 20.9 percent and $81 million with an effective tax rate of 13.8 percent, respectively. For the three months ended April 30, 2021, there were no significant discrete items. The income taxes for the six months ended April 30, 2021 include the excess tax benefits from stock-based compensation of $22 million. For the six months ended April 30, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Numerator:
Net income	$274	$216	$557	$504
Denominator:
Basic weighted-average shares	299	304	300	305
Potential common shares— stock options and other employee stock plans	2	3	2	3
Diluted weighted-average shares	301	307	302	308

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

For both the three and six months ended April 30, 2022 and 2021, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of April 30, 2022 and October 31, 2021 consisted of the following:

	April 30, 2022	October 31, 2021
	(in millions)
Finished goods	$518	$463
Purchased parts and fabricated assemblies	419	367
Inventory	$937	$830

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2022:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2021	$1,743	$1,964	$268	$3,975
Foreign currency translation impact	(7)	(7)	(5)	(19)
Goodwill as of April 30, 2022	$1,736	$1,957	$263	$3,956

In the first quarter of fiscal year 2022, we reorganized our operating segments and moved our chemistries and supplies business and our remarketed instruments business from our Agilent CrossLab business segment to our life sciences and applied markets business segment. As a result, we reassigned approximately $307 million of goodwill from our Agilent Crosslab business segment to our life sciences and applied markets business segment using the relative fair value allocation approach. In addition, we moved service revenue and cost of sales related to the previous acquisition of BioTek from our life sciences and applied markets business segment to our Agilent CrossLab business segment. As a result, we reassigned approximately $10 million of goodwill from our life sciences and applied markets segment to our Agilent Crosslab business segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2021, have been recast to conform to this new presentation. There were no changes to our reporting units due to this reorganization. In addition, we performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of April 30, 2022 and October 31, 2021 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2021
Purchased technology	$1,742	$972	$770
Trademark/Tradename	196	133	63
Customer relationships	357	228	129
Backlog	8	3	5
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	2,314	1,344	970
In-Process R&D	11	—	11
Total	$2,325	$1,344	$981
As of April 30, 2022
Purchased technology	$1,737	$1,024	$713
Trademark/Tradename	196	141	55
Customer relationships	354	261	93
Backlog	8	5	3
Third-party technology and licenses	33	9	24
Total amortizable intangible assets	2,328	1,440	888
In-Process R&D	10	—	10
Total	$2,338	$1,440	$898

During the six months ended April 30, 2022, there were no additions to goodwill. During the six months ended April 30, 2022, we recorded $21 million of other intangible assets related to the acquisition of advanced artificial intelligence technology. During the six months ended April 30, 2022, other intangible assets in total decreased $2 million due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2022 and 2021 we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $51 million and $102 million for the three and six months ended April 30, 2022, respectively. Amortization expense of intangible assets was $45 million and $90 million for the three and six months ended April 30, 2021, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2022 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2022	$90
2023	$143
2024	$125
2025	$100
2026	$70
2027	$69
Thereafter	$291

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2022 were as follows:

		Fair Value Measurement at April 30, 2022 Using
	April 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$571	$571	$—	$—
Derivative instruments (foreign exchange contracts)	38	—	38	—
Short-term investments - Equity securities with RDFV	21	16	5	—
Long-term
Trading securities	35	35	—	—
Other investments	27	—	27	—
Total assets measured at fair value	$692	$622	$70	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—
Contingent consideration	64	—	—	64
Long-term
Deferred compensation liability	35	—	35	—
Contingent consideration	3	—	—	3
Total liabilities measured at fair value	$114	$—	$47	$67

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 were as follows:

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$919	$919	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Short-term investments - Equity securities with RDFV	91	83	8	—
Long-term
Trading securities	34	34	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$1,084	$1,036	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	62	—	—	62
Long-term
Deferred compensation liability	34	—	34	—
Contingent consideration	27	—	—	27
Total liabilities measured at fair value	$128	$—	$39	$89

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

For the three months ended April 30, 2022 and 2021, an unrealized loss of $15 million and an unrealized gain of $13 million, respectively, were included in other income (expense), net as an adjustment to the carrying value of equity securities. For the six months ended April 30, 2022 and 2021, an unrealized loss of $62 million and an unrealized gain of $15 million, respectively, were included in other income (expense), net as an adjustment to the carrying value of equity securities.

Contingent Consideration. The fair value of the contingent consideration liability relates to milestone payments in connection with the acquisition of advanced artificial intelligence technology in February 2022 and the acquisition of Resolution Bioscience in April 2021.

Resolution Bioscience. The fair value of the potential future milestone payments, which is set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component with an asset volatility of 52.2 percent and revenue volatilities ranging from 14.1 to 15.3 percent. The probability-weighted expected return method was used to estimate the fair value of the technical target component. Assumptions used in the calculations include probability of success, duration of the earn-out and discount rate. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. As of April 30, 2022, the expected maximum earn-out period for the contingent payments does not exceed 2.7 years and potential future payments will not exceed $145 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$92	$—	$89	$—
Additions to contingent consideration (including measurement period adjustment)	$3	$96	$3	$96
Change in fair value (included within selling, general and administrative expenses)	$(28)	$—	$(25)	$—
Ending balance	$67	$96	$67	$96

The fair value of the contingent consideration liability as of April 30, 2022 was estimated to be $67 million of which $64 million was recorded in other accrued liabilities and $3 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. The net decrease in the fair value of the contingent consideration was primarily driven by a decline in the probability of achieving the revenue milestone related to our acquisition of Resolution Bioscience.
\

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2022, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three and six months ended April 30, 2021, long-lived assets held and used with a carrying amount of $2 million were written down to fair value of zero, resulting in an impairment of $2 million. For the three and six months ended April 30, 2021, there were no impairments of long-lived assets held for sale.

For the three and six months ended April 30, 2022 and 2021, there was no impairment of non-marketable securities. For the three and six months ended April 30, 2022 and 2021, an unrealized gain of $3 million and zero, respectively, was included in net income as an adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction. As of April 30, 2022 and October 31, 2021, the carrying amount of non-marketable equity securities without readily determinable fair values was $128 million and $120 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2022, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2022 and 2021, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2022 was $4 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2022 was $4 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and six months ended April 30, 2022, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2022, was $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2022.

There were 269 foreign exchange forward contracts open as of April 30, 2022 and designated as cash flow hedges. There

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

were 178 foreign exchange forward contracts open as of April 30, 2022 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of April 30, 2022 and designated as a net investment hedge.

The aggregated notional amounts by currency and designation as of April 30, 2022 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(80)	$(11)	$7
British Pound	(67)	—	2
Canadian Dollar	(44)	—	(17)
Japanese Yen	(108)	—	(41)
Danish Krone	—	—	30
Korean Won	(65)	—	(15)
Singapore Dollar	27	—	22
Swiss Franc	—	—	(4)
Chinese Yuan Renminbi	(81)	—	(35)
Taiwan Dollar	—	—	(8)
Indian Rupee	—	—	(9)
Brazilian Real	—	—	(16)
Other	5	—	(6)
Totals	$(413)	$(11)	$(90)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2022	October 31, 2021	Balance Sheet Location	April 30, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$23	$6	Other accrued liabilities	$1	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$14	$3	Other accrued liabilities	$11	$3
Total derivatives	$38	$9		$12	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$21	$—	$29	$(6)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$5	$(6)	$8	$(14)

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$1	$1	$4	$(3)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$2	$3	$(1)	$(1)

At April 30, 2022, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $23 million. Within the next twelve months it is estimated that $23 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and six months ended April 30, 2022 and 2021, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$—	$—	$4	$4	$—	$—
Interest cost on benefit obligation	4	4	3	2	—	1
Expected return on plan assets	(8)	(8)	(12)	(13)	(2)	(1)
Amortization:
Actuarial losses	—	1	7	14	—	1
Prior service credits	—	—	—	—	—	(1)
Total net plan costs (benefits)	$(4)	$(3)	$2	$7	$(2)	$—

	Six Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$—	$—	$12	$11	$—	$—
Interest cost on benefit obligation	7	7	5	4	1	2
Expected return on plan assets	(14)	(15)	(23)	(25)	(3)	(3)
Amortization:
Actuarial losses (gains)	—	2	13	27	(1)	2
Prior service credits	—	—	—	—	—	(1)
Total net plan costs (benefits)	$(7)	$(6)	$7	$17	$(3)	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Six Months Ended		Employer Contributions
	April 30,		April 30,		For Remainder of Year
	2022	2021	2022	2021	2022
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$3	$4	$8	$9	$11

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2022	2021
	(in millions)
Standard warranty accrual, beginning balance	$30	$32
Accruals for warranties including change in estimates	26	26
Settlements made during the period	(26)	(26)
Standard warranty accrual, ending balance	$30	$32

Accruals for warranties due within one year	$30	$31
Accruals for warranties due after one year	—	1
Standard warranty accrual, ending balance	$30	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million and $46 million as of April 30, 2022 and October 31, 2021, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of April 30, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2022.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2022, we borrowed $575 million and repaid $400 million. As of April 30, 2022, we had borrowings of $175 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.69 percent.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2022	October 31, 2021
	Amortized Principal	Amortized Principal
	(in millions)
2023 Senior Notes	599	599
2026 Senior Notes	299	298
2029 Senior Notes	494	494
2030 Senior Notes	496	496
2031 Senior Notes	842	842
Total	$2,730	$2,729

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of April 30, 2022, we had no borrowings outstanding under the term loan facility. Loans under the term loan agreement will bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants.

On May 4, 2022, we borrowed the full $600 million from the term loan and repaid the $600 million outstanding aggregate principal amount of our 2023 senior notes due July 15, 2023. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2021, we repurchased and retired 164,422 shares for $21 million and 3.05 million shares for $365 million, respectively, under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2022, we repurchased and retired 1.751 million shares for $234 million and 4.658 million shares for $681 million, respectively, under this authorization. During both the three and six months ended April 30, 2021, we repurchased and retired 1.388 million shares for $174 million under this authorization. As of April 30, 2022, we had remaining authorization to repurchase up to approximately $896 million of our common stock under the 2021 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2022, we paid cash dividends of $0.210 per common share or $63 million and $0.420 per common share or $126 million, respectively, on the company's common stock. During the three and six months ended April 30, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.388 per common share or $118 million, respectively, on the company's common stock.

On May 18, 2022, our board of directors declared a quarterly dividend of $0.210 per share of common stock or approximately $63 million which will be paid on July 27, 2022 to all shareholders of record at the close of business on July 5, 2022. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2022	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2022	$(212)	$124	$(217)	$7	$(298)

Other comprehensive income (loss) before reclassifications	(54)	—	4	21	(29)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	6	(5)	1

Tax expense	—	—	(3)	(4)	(7)

Other comprehensive income (loss)	(54)	—	7	12	(35)

As of April 30, 2022	$(266)	$124	$(210)	$19	$(333)

Six Months Ended April 30, 2022

As of October 31, 2021	$(185)	$124	$(224)	$3	$(282)

Other comprehensive income (loss) before reclassifications	(81)	—	7	29	(45)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	12	(8)	4

Tax expense	—	—	(5)	(5)	(10)

Other comprehensive income (loss)	(81)	—	14	16	(51)

As of April 30, 2022	$(266)	$124	$(210)	$19	$(333)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2022 and 2021 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Unrealized gain (loss) on derivatives	$5	$(6)	$8	$(14)	Cost of sales
	5	(6)	8	(14)	Total before income tax
	(1)	2	(2)	4	(Provision) benefit for income tax
	4	(4)	6	(10)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(6)	(16)	(12)	(32)	Other income (expense)
Prior service benefit	—	1	—	1	Other income (expense)
	(6)	(15)	(12)	(31)	Total before income tax
	2	4	3	8	Benefit for income tax
	(4)	(11)	(9)	(23)	Total net of income tax

Total reclassifications for the period	$—	$(15)	$(3)	$(33)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate asset impairments, amortization of acquisition-related intangible assets, change in the fair value of acquisition-related contingent consideration, acquisition and integration costs, transformational initiatives expenses, business exit and divestiture costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$896	$881	$1,872	$1,804
Diagnostics and Genomics	358	315	697	609
Agilent CrossLab	353	329	712	660
Total net revenue	$1,607	$1,525	$3,281	$3,073

Segment Income From Operations:
Life Sciences and Applied Markets	$228	$226	$510	$491
Diagnostics and Genomics	91	69	159	124
Agilent CrossLab	87	69	178	145
Total segment income from operations	$406	$364	$847	$760

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in millions)
Total segment income from operations	$406	$364	$847	$760
Transformational initiatives	(9)	(9)	(13)	(20)
Amortization of intangible assets related to business combinations	(50)	(46)	(101)	(90)
Acquisition and integration costs	(8)	(13)	(15)	(22)
Asset impairment	—	(2)	—	(2)
Change in fair value of contingent consideration	28	—	25	—
Business exit and divestiture costs	(7)	(3)	(7)	(4)
Other	—	(3)	—	(6)
Interest income	1	1	2	1
Interest expense	(21)	(20)	(42)	(39)
Other income (expense), net (1)	(7)	4	(44)	7
Income before taxes, as reported	$333	$273	$652	$585

(1) For the three and six months ended April 30, 2022 and 2021, other income (expense), net includes net (gains) losses on the fair value of equity securities.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	April 30, 2022	October 31, 2021
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,788	$3,741
Diagnostics and Genomics	3,384	3,320
Agilent CrossLab	863	839
Total segment assets	$8,035	$7,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, recognizing delayed revenue, strength and drivers of the markets into which we sell, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends, and the potential or anticipated direct or indirect impact of COVID-19 on our business that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2022. Historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three and six months ended April 30, 2022, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus such as quarantine, shelter-in-place, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations.

During the latter part of our second quarter, we had to shut down our primary gas chromatography production facility and logistics center in Shanghai in compliance with the city government's imposed lockdown measures related to COVID-19. As a result, revenue was negatively impacted by approximately 350 basis points in the three months ended April 30, 2022. This primarily affected our life sciences and applied markets business with a disproportionate impact on our gas chromatography business. We believe the revenue impact due to the lockdown is temporary, and we expect the delayed revenue to be recognized throughout the second half of fiscal year 2022 and into the first quarter of fiscal year 2023.

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

Russia-Ukraine Conflict

In response to the ongoing conflict in Ukraine, at the beginning of March, we suspended sales prohibited by sanctions, halted the shipment of products to Russia with the exception of diagnostics and healthcare products and limited our in-country service to those diagnostics and healthcare customers. Subsequently, effective May 23, 2022 we ceased operations totally within Russia and as a result, we recorded an immaterial expense associated with the shutdown of operations for the three months ended April 30, 2022. For the year ended October 31, 2021, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.

Actual Results

Net revenue of $1,607 million and $3,281 million for the three and six months ended April 30, 2022 increased 5 percent and 7 percent, respectively, when compared to the same periods last year. This revenue growth came from increases in all of our segments, in the Americas and Europe regions and from our three largest end markets (pharmaceutical, diagnostics and clinical and chemical and energy markets). Net revenue in the Asia Pacific region was impacted by the COVID lockdown in Shanghai resulting from the mandatory shutdown of our gas chromatography production facility and logistics center. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue generated by our life sciences and applied markets business in the three and six months ended April 30, 2022 increased 2 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022, had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and six months ended April 30, 2022 increased 14 percent and 15 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and six months ended April 30, 2022 increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year.

Net income for the three and six months ended April 30, 2022 was $274 million and $557 million, respectively, compared to net income of $216 million and $504 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2022, cash provided by operations was $538 million compared to cash provided by operations of $710 million in the same period last year.

During the three and six months ended April 30, 2022, we paid cash dividends of $0.210 per common share or $63 million and $0.420 per common share or $126 million, respectively, on the company's common stock. During the three and six months ended April 30, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.388 per common share or $118 million, respectively, on the company's common stock.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2022, we repurchased and retired 1.751 million shares for $234 million and 4.658 million shares for $681 million, respectively, under this authorization. During both the three and six months ended April 30, 2021, we repurchased and retired 1.388 million shares for $174 million under this authorization. As of April 30, 2022, we had remaining authorization to repurchase up to approximately $896 million of our common stock under the 2021 repurchase program.

During the three and six months ended April 30, 2021, we repurchased and retired 164,422 shares for $21 million and 3.05 million shares for $365 million, respectively, under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

  Looking forward, as we continue to navigate the impacts of the COVID-19 pandemic, our top priority continues to be the health and safety of our employees, customers and community, as well as supporting our customers' operations. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity. We expect to face continued inflationary and logistical pressures (such as longer lead times and limited sources of supply in the near term) which we will continue to mitigate through targeted pricing and various sourcing strategies. We remain optimistic about our long-term growth opportunities in all of our end markets in the second half of fiscal year 2022.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the six months ended April 30, 2022 had an overall unfavorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
	(in millions)
Net revenue:
Products	$1,204	$1,150	$2,467	$2,322	5%	6%
Services and other	403	375	814	751	7%	8%
Total net revenue	$1,607	$1,525	$3,281	$3,073	5%	7%

Net revenue of $1,607 million and $3,281 million for the three and six months ended April 30, 2022 increased 5 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. In the three and six months ended April 30, 2022, net revenue increased in all three of our business segments, in the Americas and Europe regions and from our three largest end markets (pharmaceutical, chemical and energy, and diagnostics and clinical markets). In the three and six months ended April 30, 2022, net revenue in the Asia Pacific region was impacted by the COVID lockdown in Shanghai resulting from the mandatory shutdown of our gas chromatography production facility and logistics center.

Revenue from products for the three and six months ended April 30, 2022 increased 5 percent and 6 percent, respectively, when compared to the same periods last year. Product revenue growth in the three months ended April 30, 2022 was driven by increased sales within our nucleic acid solutions, cell analysis, spectroscopy and liquid chromatography businesses partially offset by declines in our gas chromatography and gas chromatography mass spectrometry businesses mainly due to the COVID lockdown in Shanghai. Product revenue growth in the six months ended April 30, 2022 was primarily driven by increased sales within our nucleic acid solutions, consumables, cell analysis, spectroscopy and liquid chromatography businesses partially offset by declines in our gas chromatography and gas chromatography mass spectrometry businesses.

Services and other revenue for the three and six months ended April 30, 2022 increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventive maintenance, compliance services, repair and maintenance, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and six months ended April 30, 2022, service revenue increases reflected solid growth from contract repair services, compliance services, installation services and consultative services.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$896	$881	$1,872	$1,804	2%	4%
Diagnostics and genomics	358	315	697	609	14%	15%
Agilent CrossLab	353	329	712	660	7%	8%
Total net revenue	$1,607	$1,525	$3,281	$3,073	5%	7%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2022 increased 2 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. For the three months ended April 30, 2022, we saw strong revenue growth within the pharmaceutical and chemical and energy markets and modest revenue growth in the academia and government markets partially offset by a decline in the food, environmental and forensics and diagnostics and clinical markets when compared to the same periods last year. For the six months ended April 30, 2022, we saw strong revenue growth within the chemical and energy and pharmaceutical markets and moderate revenue growth in the diagnostics and clinical markets partially offset by a decline in the environmental and forensics, food, and academia and government markets when compared to the same periods last year. While the COVID-related shutdown of our Shanghai production facility and logistics center impacted revenue growth in all of our end markets, the food market was disproportionately affected by this shutdown.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2022,increased 14 percent and 15 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year. For the three and six months ended April 30, 2022, revenue growth was strong within the pharmaceutical market led by performance from our nucleic acid solutions business. Within the diagnostics and clinical markets, revenue growth was moderate in the three months ended April 30, 2022, and revenue growth was strong in the six months ended April 30, 2022 primarily driven by our pathology, companion diagnostics and genomics businesses.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2022, increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2022, we saw strong revenue growth from the pharmaceutical, chemical and energy, diagnostics and clinical, and food markets when compared to the same periods last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Total gross margin	53.6%	53.6%	54.0%	53.9%	—	—
Research and development	$115	$109	$232	$212	5%	9%
Selling, general and administrative	$386	$420	$803	$827	(8)%	(3)%
Operating margin	22.4%	18.9%	22.4%	20.0%	4 ppts	2 ppts
Income from operations	$360	$288	$736	$616	25%	20%

Total gross margin for the three and six months ended April 30, 2022 was flat in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2022 was impacted by higher sales volume, price increases and lower inventory charges which were offset by higher wages, materials, shipping and logistics costs, intangible amortization expense and transformational initiatives costs.

Research and development expenses for the three and six months ended April 30, 2022 increased 5 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2022 increased due to higher wages, program investments in our pathology business within our diagnostics and genomics segment and in our software and informatics business within our our life sciences and applied markets segment, and additional expenses related to our acquisition of Resolution Bioscience.

Selling, general and administrative expenses for the three and six months ended April 30, 2022 decreased 8 percent and 3 percent, respectively, when compared to the same periods last year. The decrease in selling, general and administrative expenses for the three and six months ended April 30, 2022 was due to the decrease in the fair value of an acquisition-related contingent consideration, lower variable pay, commissions, acquisition and integration costs and transformational initiative expenses partially offset by higher wages.

Total operating margin for the three and six months ended April 30, 2022 increased 4 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2022 increased due to higher sales volume and decreases in operating expenses.

Income from operations for the three and six months ended April 30, 2022 increased $72 million or 25 percent and $120 million or 20 percent, respectively, on a corresponding revenue increase of $82 million and $208 million, respectively.

At April 30, 2022, our headcount was approximately 17,400 as compared to approximately 16,500 at April 30, 2021. The increase in headcount was attributed to the normal course of business.

Other income (expense), net

In the three and six months ended April 30, 2022 other income and expense, net includes net loss on equity securities of approximately $16 million and $62 million, respectively. In the three and six months ended April 30, 2022 other income and expense, net also includes income of $2 million and $5 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

In the three and six months ended April 30, 2021 other income and expense, net includes a $12 million and $17 million loss on the extinguishment of debt, respectively, and gains on the fair value of equity investments of approximately $15 million in both periods. In the three and six months ended April 30, 2021 other income and expense, net also includes income of $2 million and $5 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three and six months ended April 30, 2022, our income tax expense was $59 million with an effective tax rate of 17.7 percent and $95 million with an effective tax rate of 14.6 percent, respectively. For the three months ended April 30, 2022, there were no significant discrete items. The income taxes for the six months ended April 30, 2022 include the excess tax benefits from stock-based compensation of $17 million. For the six months ended April 30, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three and six months ended April 30, 2022 is dependent in part on forecasts of full year results. The impact of COVID-19 on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and six months ended April 30, 2021, our income tax expense was $57 million with an effective tax rate of 20.9 percent and $81 million with an effective tax rate of 13.8 percent, respectively. For the three months ended April 30, 2021, there were no significant discrete items. The income taxes for the six months ended April 30, 2021 include the excess tax benefits from stock-based compensation of $22 million. For the six months ended April 30, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $16 million.

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

Segment Overview

In the first quarter of fiscal year 2022, we announced a change in organizational structure designed to enable our growth strategies and strengthen our focus on customers. Our chemistries and supplies business and our remarketed instruments business moved from our Agilent CrossLab business segment to our life sciences and applied markets business segment. Service revenue and cost of sales related to the previous acquisition of BioTek moved from our life sciences and applied markets business segment to our Agilent CrossLab business segment. Following this reorganization, we continue to have three business segments (life sciences and applied markets, diagnostics and genomics and Agilent CrossLab), each of which continues to comprise a reportable segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2022. Historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our diagnostics and genomics business segment.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$896	$881	$1,872	$1,804	2%	4%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2022 increased 2 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year.

Geographically, revenue increased 9 percent in the Americas with a 1 percentage point favorable currency impact, increased 1 percent in Europe with a 5 percentage point unfavorable currency impact and decreased 3 percent in Asia Pacific with a 1 percentage point unfavorable currency impact for the three months ended April 30, 2022 compared to the same period last year. For the three months ended April 30, 2022, revenue growth was driven by strong growth in liquid chromatography, cell analysis and spectroscopy products when compared to the same period last year. Revenue in the Asia Pacific region was impacted by revenue declines in China due to the COVID lockdown in Shanghai.

Revenue for the six months ended April 30, 2022 increased 11 percent in the Americas with no currency impact, increased 2 percent in Europe with a 4 percentage point unfavorable currency impact and decreased 1 percent in Asia Pacific with a 2 percentage point unfavorable currency impact when compared to the same period last year. For the six months ended April 30, 2022, revenue growth was driven by strong growth in liquid chromatography, cell analysis and spectroscopy products when compared to the same period last year. Revenue in the Asia Pacific region was impacted by revenue declines in China due to the COVID lockdown in Shanghai.

For the three months ended April 30, 2022, results by end markets were mixed with pharmaceutical and chemical and energy delivering strong revenue growth and academia and government delivering moderate revenue growth while diagnostics and clinical, food, forensics and environmental markets declined when compared to the same period last year. Revenue growth in the pharmaceutical end market was primarily driven by our liquid chromatography, liquid chromatography mass spectrometry and cell analysis businesses. Revenue growth in chemical and energy was mainly driven by strength in our spectroscopy, liquid chromatography mass spectrometry and consumables portfolio while academia growth was mainly led by liquid chromatography and liquid chromatography mass spectrometry products.

For the three months ended April 30, 2022, the diagnostics and clinical market declined mainly due to liquid chromatography mass spectrometry business. Food market declined mainly due to weakness in gas chromatography mass spectrometry and gas chromatography product categories in China partially offset by liquid chromatography mass spectrometry products when compared to the same period last year. In China, the declines were mainly due to the COVID lockdown in Shanghai. Forensics and environmental weakness was mainly driven by declines in gas chromatography mass spectrometry and gas chromatography partially offset by spectroscopy products when compared to the same period last year

For the six months ended April 30, 2022, results by end markets were mixed with pharmaceutical, chemical and energy and diagnostics and clinical markets delivering strong revenue growth while academia, food, and forensics and environmental declined when compared to the same period last year. Revenue growth in the pharmaceutical end market was primarily driven by our liquid chromatography, liquid chromatography mass spectrometry and consumables businesses. Revenue growth in chemical and energy was mainly driven by strength in our spectroscopy, gas chromatography and consumables portfolio while diagnostics and clinical market growth was mainly led by cell analysis and liquid chromatography mass spectrometry products.

For the six months ended April 30, 2022, the academia and government markets declined mainly driven by cell analysis business partially offset by growth in liquid chromatography business when compared to the same period last year. Food market declined mainly due to weakness in gas chromatography mass spectrometry and gas chromatography product categories in China partially offset by consumables and cell analysis business when compared to the same period last year. Forensics and environmental weakness was mainly driven by declines in gas chromatography mass spectrometry and gas chromatography products when compared to the same period last year.

Looking forward, despite supply chain uncertainties and the adverse effects of the COVID-19 pandemic, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. While we anticipate volatility in our markets, we expect continued growth across most end markets in the long term from our new product introductions and acquisitions in the last couple of years as we continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	59.0%	59.9%	59.8%	60.1%	(1) ppt	—
Research and development	$72	$69	$146	$134	5%	9%
Selling, general and administrative	$229	$233	$463	$460	(2)%	—
Operating margin	25.5%	25.7%	27.3%	27.2%	—	—
Income from operations	$228	$226	$510	$491	1%	4%

Gross margin for products and services for the three and six months ended April 30, 2022, decreased 1 percentage point and was flat, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2022 was impacted by higher materials and logistics costs and wages which were offset by price increases, higher sales volume and favorable hedging gains.

Research and development expenses for the three and six months ended April 30, 2022, increased 5 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2022 increased due to higher wages and program investments in software and informatics.

Selling, general and administrative expenses for the three and six months ended April 30, 2022, decreased 2 percent and were flat, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2022, decreased by controlling discretionary spending on operational expenses, lower variable pay and favorable currency movements partially offset by higher wages when compared to same period last year. Selling, general and administrative expenses for the six months ended April 30, 2022 were impacted by higher wages and commissions offset by lower variable pay, discretionary spending on operational expenses and favorable currency movements when compared to same period last year.

Operating margin for products and services for the three and six months ended April 30, 2022 was flat in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2022 was impacted by higher sales volume and favorable currency movements partially offset by higher material and logistics costs.

Income from operations for the three and six months ended April 30, 2022, increased $2 million or 1 percent and $19 million or 4 percent, respectively, on a corresponding revenue increase of $15 million and $68 million, respectively. Income from operations for the three and six months ended April 30, 2022 increased primarily due to higher sales volume.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$358	$315	$697	$609	14%	15%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2022 increased 14 percent and 15 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year.

Geographically, revenue increased 23 percent in the Americas with no currency impact, increased 3 percent in Europe with a 6 percentage point unfavorable currency impact and increased 7 percent in Asia Pacific with a 3 percentage point unfavorable currency impact for the three months ended April 30, 2022 compared to the same period last year. For the three months ended April 30, 2022, the increase in the Americas was driven by strong performance in our nucleic acid solutions, biomolecular analysis and genomics portfolios. In Europe, the growth was driven by strong demand for our biomolecular analysis and genomics portfolios, while the pathology business growth remained flat. The growth in Asia Pacific was driven by strong performance in our biomolecular analysis businesses.

Revenue for the six months ended April 30, 2022 increased 23 percent in the Americas with no currency impact, increased 2 percent in Europe with a 4 percentage point unfavorable currency impact and increased 12 percent in Asia Pacific with a 3 percentage point unfavorable currency impact when compared to the same period last year. For the six months ended April 30, 2022, the increase in the Americas was driven by strong performance in our nucleic acid solutions, biomolecular analysis and genomics portfolios. In Europe, the growth was driven by our reagent partnership and companion diagnostics businesses but was partially offset by lower biomolecular analysis business resulting from supply chain issues. The growth in Asia Pacific was driven by strong performance across all businesses.

For the three and six months ended April 30, 2022, revenue performance in the pharmaceutical market was led by strong revenue growth in our nucleic acid solutions and biomolecular analysis businesses with moderate growth in our genomics business. For the three months ended April 30, 2022, we saw moderate revenue growth in the diagnostics and clinical, and modest revenue growth in the academia and government markets when compared to the same period last year. For the six months ended April 30, 2022, we saw strong revenue growth in the diagnostics and clinical market led by our pathology and companion diagnostics businesses, and moderate revenue growth in the academia and government markets when compared to the same period last year.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	56.0%	53.4%	54.4%	52.5%	3 ppts	2 ppts
Research and development	$35	$30	$69	$59	15%	17%
Selling, general and administrative	$74	$69	$151	$137	8%	10%
Operating margin	25.5%	21.9%	22.9%	20.3%	4 ppts	3 ppts
Income from operations	$91	$69	$159	$124	33%	29%

Gross margin for products and services for the three and six months ended April 30, 2022, increased 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin in the three and six months ended April 30, 2022 increased due to higher sales volume offsetting the higher wages and logistics costs.

Research and development expenses for the three and six months ended April 30, 2022, increased 15 percent and 17 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2022 included higher pathology program investments and additional expenses related to the Resolution Bioscience acquisition.

Selling, general and administrative expenses for the three and six months ended April 30, 2022, increased 8 percent and 10 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2022 increased due to an increase in wages and additional expenses related to the Resolution Bioscience acquisition and were partially offset by favorable currency movements.

Operating margin for products and services for the three and six months ended April 30, 2022 increased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2022 improved as the higher revenue growth and gross margins offset the increase in wages, logistics costs and program investments.

Income from operations for the three and six months ended April 30, 2022 increased $22 million or 33 percent and $35 million or 29 percent, respectively, on a corresponding revenue increase of $43 million and $88 million, respectively. Income from operations for the three and six months ended April 30, 2022 increased due to strong revenue performance and higher gross margins.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$353	$329	$712	$660	7%	8%

Agilent CrossLab business revenue for the three and six months ended April 30, 2022 increased 7 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2022 had an overall unfavorable impact on revenue growth of 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue increased 13 percent in the Americas with a 1 percentage point favorable currency impact, increased 2 percent in Europe with a 6 percentage point unfavorable currency impact and increased 6 percent in Asia Pacific with a 3 percentage point unfavorable currency impact for the three months ended April 30, 2022 compared to the same period last year. For the three months ended April 30, 2022, the solid growth in all three regions was driven by contract repair services, compliance services, installation services and consultative services.

Revenue for the six months ended April 30, 2022 increased 9 percent in the Americas with no currency impact, increased 4 percent in Europe with a 5 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with a 2 percentage point unfavorable currency impact when compared to the same period last year. For the six months ended April 30, 2022, the solid growth in all three regions was driven by contract repair services, compliance services and consultative services.

For the three and six months ended April 30, 2022, the Agilent CrossLab business continued to see high single digit to low double digit revenue growth from the pharmaceutical market, chemical and energy market, food market and the diagnostics and clinical market, which together accounts for the majority of the Agilent CrossLab business revenues. The environmental and forensics market, as well as the academia and government market, remained subdued with low single digit growth.

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

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	47.1%	45.3%	47.3%	46.1%	2 ppt	1 ppt
Research and development	$7	$8	$15	$17	(12)%	(9)%
Selling, general and administrative	$72	$72	$144	$142	—	1%
Operating margin	24.7%	21.0%	24.9%	22.1%	4 ppts	3 ppts
Income from operations	$87	$69	$178	$145	26%	22%

Gross margin for the three and six months ended April 30, 2022 increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2022 was impacted by higher cash flow hedging gains, higher sales volumes and targeted price increases that improved margins, which were partially offset by higher service delivery costs for logistics, parts and labor.

Research and development expenses for the three and six months ended April 30, 2022 decreased 12 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2022 decreased mainly due to delays in certain research and development projects which led to lower expenditures.

Selling, general and administrative expenses for the three and six months ended April 30, 2022 were flat and increased 1 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2022 increased primarily due to higher wages and higher sales commissions, and these were offset by favorable currency movements.

Operating margin for products and services for the three and six months ended April 30, 2022 increased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2022 increased mostly driven by higher sales volume with improved gross margins and higher cash flow hedging gains.

Income from operations for the three and six months ended April 30, 2022 increased $18 million or 26 percent and $33 million or 22 percent, respectively, on a corresponding revenue increase of $24 million and $52 million, respectively. Income from operations for the three and six months ended April 30, 2022 increased primarily due to higher sales volume.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe our cash and cash equivalents, cash generated from operations, and ability to access capital markets and credit lines will satisfy, for at least the next twelve months and beyond, our liquidity requirements, both globally and domestically, including the following: working capital needs, capital expenditures, business acquisitions, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, and other liquidity requirements associated with our operations.

Our financial position as of April 30, 2022 consisted of cash and cash equivalents of $1,186 million as compared to $1,484 million as of October 31, 2021.

Term Loan

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of April 30, 2022, we had no borrowings outstanding under the term loan facility. Loans under the term loan agreement will bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants.

On May 4, 2022, we borrowed the full $600 million from the term loan and repaid the $600 million outstanding aggregate principal amount of our 2023 senior notes due July 15, 2023. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $538 million for the six months ended April 30, 2022 compared to cash inflow of $710 million for the same period in 2021. Cash flow for the six months ended April 30, 2022 was impacted by the transitory impact of COVID-related shutdowns in China in the second quarter of fiscal year 2022. Net cash paid for income taxes in the six months ended April 30, 2022 was approximately $134 million compared to income taxes paid of $116 million for the same period in 2021. Other assets and liabilities, for the six months ended April 30, 2022, had cash outflow of $7 million compared to cash outflow of $15 million for the same period in 2021.

In the six months ended April 30, 2022, accounts receivable used cash of $108 million compared to cash used of $17 million for the same period in 2021. Days’ sales outstanding as of April 30, 2022 and 2021 was 69 days and 63 days, respectively. Cash used for inventory was $124 million for the six months ended April 30, 2022 compared to cash used of $80 million for the same period in 2021. Inventory days on-hand was 113 days as of April 30, 2022 compared to 101 days as of April 30, 2021 mainly due to increased inventory levels to meet customer needs and to compensate for long lead time in ordering from our suppliers. In the six months ended April 30, 2022, accounts payable provided cash of $54 million compared to cash provided of $51 million for the same period in 2021. The change in the employee compensation and benefits liability was $144 million for the six months ended April 30, 2022 compared to cash used of $3 million for the same period in 2021. This was largely due to an increase in variable and incentive payments of $201 million in 2022 compared to $119 million in 2021.
We contributed approximately $8 million and $9 million to our defined benefit plans in the six months ended April 30, 2022 and 2021, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $11 million to our defined benefit plans during the remainder of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $155 million for the six months ended April 30, 2022 as compared to net cash used in investing activities of $629 million in the same period of 2021. Investments in property, plant and equipment were $139 million for the six months ended April 30, 2022 compared to $72 million in the same period of 2021. The increase in our investments in property plant and equipment is primarily due to the expansion of our Frederick, Colorado site. We expect that total capital expenditures for the current year will be approximately $300 million. In the six months ended April 30, 2022, cash provided of $6 million related to the the sale of equity securities. In the six months ended April 30, 2022, cash used of $18 million related to our acquisition of advanced artificial intelligence technology compared to cash used of $547 million related to our acquisition of Resolution Bioscience in 2021.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2022 was $669 million compared to net cash used in financing activities of $150 million for the same period of 2021.

Treasury Stock Repurchases

Our 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. During the six months ended April 30, 2022 and 2021 we repurchased and retired 4.658 million shares for $681 million and 1.388 million shares for $174 million, respectively, under this authorization. As of April 30, 2022, we had remaining authorization to repurchase up to approximately $896 million of our common stock under the 2021 repurchase program.

During the six months ended April 30, 2021, we also repurchased and retired 3.05 million shares for $365 million under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and was replaced by the 2021 share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

Dividends

During the six months ended April 30, 2022 and 2021, we paid cash dividends of $0.420 per common share or $126 million, and $0.388 per common share or $118 million, respectively, on the company's common stock.

On May 18, 2022, our board of directors declared a quarterly dividend of $0.210 per share of common stock or approximately $63 million which will be paid on July 27, 2022 to all shareholders of record at the close of business on July 5, 2022. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of April 30, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2022.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2022, we borrowed $575 million and repaid $400 million. As of April 30, 2022, we had borrowings of $175 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 0.69 percent.

Long-Term Debt

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2022 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Other

Our commitments for indirect material and services increased by $62 million from $83 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $207 million from $901 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 to our contractual commitments in the first six months of fiscal year 2022. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2022 and October 31, 2021 include $227 million and $241 million, respectively, related to long-term income tax liabilities. Of these amounts, $110 million and $117 million related to uncertain tax positions as of April 30, 2022 and October 31, 2021, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. The remaining $117 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next four years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 54 percent and 52 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2022 and 2021, respectively. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 1 percentage point in the six months ended April 30, 2022. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2022, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding legal and timing uncertainties relating to federal regulations, we have implemented a mandatory vaccination policy subject to state and local legal requirements for U.S., Puerto Rico and Canada based covered employees, subject to approved exemptions. The implementation of these policies may impact our ability to retain current employees and attract new employees and result in labor disruptions. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Slower global economic growth, inflationary pressures, instability and uncertainty in the markets in which we operate may adversely impact our business resulting in:

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the six months ended April 30, 2022 had an overall unfavorable impact on revenue of approximately 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•ongoing instability or changes in a specific country's or region's political, economic or other conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by the COVID-19 pandemic and the Ukraine/Russia conflict;
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

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. The new EU IVDR requirements become effective starting in May 2022. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other climate-change related risks. For example, in the second quarter of fiscal year 2022, the outbreak of COVID-19 in China led to a mandated shutdown of our facilities in Shanghai, which adversely impacted our business and results, and impacted our supply chain. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024 and a $600 million term loan facility that matures on April 15, 2025. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of April 30, 2022, we had no borrowings outstanding under the credit facility, the incremental facilities, or the term loan facility. On June 18, 2021, we increased the maximum amount of our commercial paper program to $1.35 billion. As of April 30, 2022, we had borrowings of $175 million outstanding under our U.S. commercial paper program. As of April 30, 2022 we had outstanding an aggregate principal amount of $2.7 billion in senior unsecured notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

Our credit facility and our term loan facility each imposes restrictions on us, including restrictions on our ability to create liens on our assets and engage in certain types of sale and leaseback transactions and the ability of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indentures governing our senior notes contain covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

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

As of April 30, 2022, we had cash and cash equivalents of approximately $1.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2021 Repurchase Program
February 1, 2022 through February 28, 2022	201,815	$136.38	201,815	$1,102
March 1, 2022 through March 31, 2022	1,357,506	$133.81	1,357,506	$921
April 1, 2022 through April 30, 2022	192,000	$127.82	192,000	$896
Total	1,751,321	$133.45	1,751,321	$896

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of April 30, 2022, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

10.1	Term Loan Agreement among the Company, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 27, 2022	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 27, 2022	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)