Form 10-Q
period 2022-07-31
AGILENT TECHNOLOGIES, INC.
filed 2022-09-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2022
OR
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

As of August 24, 2022, the registrant had 296,040,570 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net revenue:
Products	$1,306	$1,188	$3,773	$3,510
Services and other	412	398	1,226	1,149
Total net revenue	1,718	1,586	4,999	4,659
Costs and expenses:
Cost of products	558	521	1,633	1,534
Cost of services and other	221	213	656	618
Total costs	779	734	2,289	2,152
Research and development	116	113	348	325
Selling, general and administrative	412	403	1,215	1,230
Total costs and expenses	1,307	1,250	3,852	3,707
Income from operations	411	336	1,147	952
Interest income	2	—	4	1
Interest expense	(19)	(21)	(61)	(60)
Other income (expense), net	3	12	(41)	19
Income before taxes	397	327	1,049	912
Provision for income taxes	68	63	163	144
Net income	$329	$264	$886	$768

Net income per share:
Basic	$1.10	$0.87	$2.95	$2.52
Diluted	$1.10	$0.86	$2.94	$2.50

Weighted average shares used in computing net income per share:
Basic	298	303	300	305
Diluted	299	306	301	307

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Net income	$329	$264	$886	$768
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $1, $8 and $(1)	4	—	26	(4)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(3), $1, $(5) and $5	(8)	4	(14)	14
Foreign currency translation, net of tax expense of $0, $0, $0 and $0	(29)	(17)	(110)	27
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $2, $3, $7 and $11	5	11	19	32
Change in net prior service benefit, net of tax expense of $0, $0, $0 and $0	(1)	—	(1)	(1)
Other comprehensive income (loss)	(29)	(2)	(80)	68
Total comprehensive income	$300	$262	$806	$836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$1,484
Short-term investments	6	91
Accounts receivable, net	1,345	1,172
Inventory	1,010	830
Other current assets	258	222
Total current assets	3,690	3,799
Property, plant and equipment, net	1,054	945
Goodwill	3,948	3,975
Other intangible assets, net	849	981
Long-term investments	194	185
Other assets	749	820
Total assets	$10,484	$10,705
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$558	$446
Employee compensation and benefits	389	493
Deferred revenue	498	441
Short-term debt	180	—
Other accrued liabilities	277	328
Total current liabilities	1,902	1,708
Long-term debt	2,732	2,729
Retirement and post-retirement benefits	176	220
Other long-term liabilities	583	659
Total liabilities	5,393	5,316
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding at July 31, 2022 and October 31, 2021	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 296 million shares at July 31, 2022 and 302 million shares at October 31, 2021 issued and outstanding	3	3
Additional paid-in-capital	5,311	5,320
Retained earnings	139	348
Accumulated other comprehensive loss	(362)	(282)
Total stockholders' equity	5,091	5,389
Total liabilities and stockholders' equity	$10,484	$10,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$886	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	237
Share-based compensation	99	88
Deferred taxes	25	41
Excess and obsolete inventory related charges	16	21
Loss on extinguishment of debt	9	17
Net (gain) loss on equity securities	60	(24)
Asset impairment charges	—	2
Change in fair value of contingent consideration	(25)	—
Other non-cash expense, net	10	1
Changes in assets and liabilities:
Accounts receivable, net	(233)	(69)
Inventory	(206)	(115)
Accounts payable	110	46
Employee compensation and benefits	(98)	38
Other assets and liabilities	(33)	(7)
Net cash provided by operating activities	864	1,044

Cash flows from investing activities:
Investments in property, plant and equipment	(221)	(126)
Payment to acquire equity securities	(10)	(15)
Payment in exchange for convertible note	(1)	(2)
Proceeds from sale of equity securities	22	—
Acquisitions of businesses and intangible assets, net of cash acquired	(18)	(547)
Net cash used in investing activities	(228)	(690)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	55	52
Payment of taxes related to net share settlement of equity awards	(65)	(74)
Payment of dividends	(188)	(177)
Issuance of senior notes and long-term loan	600	848
Debt issuance costs	—	(7)
Repayment of senior notes	(609)	(417)
Proceeds from commercial paper	940	1,492
Repayment of commercial paper	(760)	(1,437)
Treasury stock repurchases	(1,004)	(652)
Net cash used in financing activities	(1,031)	(372)

Effect of exchange rate movements	(22)	6

Net decrease in cash, cash equivalents and restricted cash	(417)	(12)

Cash, cash equivalents and restricted cash at beginning of period	1,490	1,447
Cash, cash equivalents and restricted cash at end of period	$1,073	$1,435

Supplemental cash flow information:
Income tax paid, net	$217	$164
Interest payments	$56	$53
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$1	$1
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122
Components of comprehensive income, net of tax:
Net income	—	—	—	329	—	329
Other comprehensive loss	—	—	—	—	(29)	(29)
Total comprehensive income						300
Cash dividends declared ($0.210 per common share)	—	—	—	(62)	—	(62)
Share-based awards issued, net of tax of $1	308	—	26	—	—	26
Repurchase of common stock	(2,673)	—	(35)	(288)	—	(323)
Share-based compensation	—	—	28	—	—	28
Balance as of July 31, 2022	296,200	$3	$5,311	$139	$(362)	$5,091

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	886	—	886
Other comprehensive loss	—	—	—	—	(80)	(80)
Total comprehensive income						806
Cash dividends declared ($0.630 per common share)	—	—	—	(188)	—	(188)
Share-based awards issued, net of tax of $65	1,323	—	(11)	—	—	(11)
Repurchase of common stock	(7,331)	—	(97)	(907)	—	(1,004)
Share-based compensation	—	—	99	—	—	99
Balance as of July 31, 2022	296,200	$3	$5,311	$139	$(362)	$5,091

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Balance as of April 30, 2021	303,403	$3	$5,271	$(12)	$(452)	$4,810
Components of comprehensive income, net of tax:
Net income	—	—	—	264	—	264
Other comprehensive loss	—	—	—	—	(2)	(2)
Total comprehensive income						262
Cash dividends declared ($0.194 per common share)	—	—	—	(59)	—	(59)
Share-based awards issued, net of tax of $1	296	—	24	—	—	24
Repurchase of common stock	(804)	—	(10)	(103)	—	(113)
Share-based compensation	—	—	22	—	—	22
Balance as of July 31, 2021	302,895	$3	$5,307	$90	$(454)	$4,946

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2021	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	768	—	768
Other comprehensive income	—	—	—	—	68	68
Total comprehensive income						836
Cash dividends declared ($0.582 per common share)	—	—	—	(177)	—	(177)
Share-based awards issued, net of tax of $74	1,939	—	(22)	—	—	(22)
Repurchase of common stock	(5,242)	—	(70)	(582)	—	(652)
Share-based compensation	—	—	88	—	—	88
Balance as of July 31, 2021	302,895	$3	$5,307	$90	$(454)	$4,946

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2022 and 2021 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2021 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2022 and October 31, 2021, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2022 and 2021, condensed consolidated statement of operations for the three and nine months ended July 31, 2022 and 2021, condensed consolidated statement of cash flows for the nine months ended July 31, 2022 and 2021 and condensed consolidated statement of equity for the three and nine months ended July 31, 2022 and 2021.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	July 31,	October 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$1,071	$1,484
Restricted cash included in other assets	2	6
Total cash, cash equivalents and restricted cash	$1,073	$1,490

Leases. As of July 31, 2022 and October 31, 2021, operating lease right-of-use assets where we are the lessee were $158 million and $178 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $161 million and $182 million as of July 31, 2022 and October 31, 2021, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2022 and October 31, 2021, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2022 and October 31, 2021, the total carrying value of investments and loans in privately held companies considered as VIEs was $82 million and $76 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. The fair value of the term loans approximates its carrying value, and the fair value of our senior notes was $1,870 million with a carrying value of $2,132 million as of July 31, 2022. This compares to the fair value of our senior notes of $2,806 million with a carrying value of $2,729 million as of October 31, 2021. The change in the fair value over carrying value in the nine months ended July 31, 2022 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2022				2021
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$336	$147	$188	$671	$289	$130	$187	$606
Europe	210	94	103	407	218	94	111	423
Asia Pacific	473	118	49	640	390	119	48	557
Total	$1,019	$359	$340	$1,718	$897	$343	$346	$1,586

	Nine Months Ended July 31,
	2022				2021
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$974	$416	$577	$1,967	$864	$376	$502	$1,742
Europe	678	289	314	1,281	677	281	317	1,275
Asia Pacific	1,239	366	146	1,751	1,160	346	136	1,642
Total	$2,891	$1,071	$1,037	$4,999	$2,701	$1,003	$955	$4,659

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$643	$576	$1,834	$1,628
Chemical and Energy	389	334	1,097	976
Diagnostics and Clinical	234	242	718	691
Food	151	143	446	449
Academia and Government	139	138	426	423
Environmental and Forensics	162	153	478	492
Total	$1,718	$1,586	$4,999	$4,659

Revenue by Type
Instrumentation	$737	$640	$2,074	$1,953
Non-instrumentation and other	981	946	2,925	2,706
Total	$1,718	$1,586	$4,999	$4,659

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of July 31, 2022 and October 31, 2021 were $273 million and $197 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2022:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2021	$519
Net revenue deferred in the period	391
Revenue recognized that was included in the contract liability balance at the beginning of the period	(336)
Change in deferrals from customer cash advances, net of revenue recognized	39
Currency translation and other adjustments	(25)
Ending balance as of July 31, 2022	$588

During the nine months ended July 31, 2021 revenue recognized that was included in the contract liability balance at October 31, 2020 was $322 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2022 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2022, was $382 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Cost of products and services	$7	$6	$24	$21
Research and development	3	3	11	9
Selling, general and administrative	18	14	65	60
Total share-based compensation expense	$28	$23	$100	$90

At July 31, 2022 and October 31, 2021, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Stock Option Plans:
Weighted average risk-free interest rate	3.2%	0.9%	1.4%	0.5%
Dividend yield	0.7%	0.6%	0.5%	0.7%
Weighted average volatility	27%	26%	26%	26%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%	29%	30%
Volatility of selected peer-company shares	23%-81%	24%-57%	23%-81%	24%-57%
Pair-wise correlation with selected peers	41%	45%	41%	45%

Post-vest holding restriction discount for all executive awards	6.5%	6.8%	6.5%	6.8%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and nine months ended July 31, 2022, our income tax expense was $68 million with an effective tax rate of 17.1 percent and $163 million with an effective tax rate of 15.5 percent, respectively. For the three months ended July 31, 2022, there were no significant discrete items. The income taxes for the nine months ended July 31, 2022 include the excess tax benefits from stock-based compensation of $18 million. For the nine months ended July 31, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2022 is dependent in part on forecasts of full year results. The impact of COVID-19 on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and nine months ended July 31, 2021, our income tax expense was $63 million with an effective tax rate of 19.3 percent and $144 million with an effective tax rate of 15.8 percent, respectively. The income taxes for the nine months ended July 31, 2021 include the excess tax benefits from stock-based compensation of $24 million. For the three and nine months ended July 31, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million and $24 million, respectively.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Numerator:
Net income	$329	$264	$886	$768
Denominator:
Basic weighted-average shares	298	303	300	305
Potential common shares— stock options and other employee stock plans	1	3	1	2
Diluted weighted-average shares	299	306	301	307

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

For the three and nine months ended July 31, 2022 and 2021, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of July 31, 2022 and October 31, 2021 consisted of the following:

	July 31, 2022	October 31, 2021
	(in millions)
Finished goods	$545	$463
Purchased parts and fabricated assemblies	465	367
Inventory	$1,010	$830

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2022:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2021	$1,743	$1,964	$268	$3,975
Foreign currency translation impact	(11)	(10)	(6)	(27)
Goodwill as of July 31, 2022	$1,732	$1,954	$262	$3,948

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of July 31, 2022 and October 31, 2021 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2021
Purchased technology	$1,742	$972	$770
Trademark/Tradename	196	133	63
Customer relationships	357	228	129
Backlog	8	3	5
Third-party technology and licenses	11	8	3
Total amortizable intangible assets	2,314	1,344	970
In-Process R&D	11	—	11
Total	$2,325	$1,344	$981
As of July 31, 2022
Purchased technology	$1,735	$1,047	$688
Trademark/Tradename	196	144	52
Customer relationships	353	278	75
Backlog	8	7	1
Third-party technology and licenses	32	9	23
Total amortizable intangible assets	2,324	1,485	839
In-Process R&D	10	—	10
Total	$2,334	$1,485	$849

During the nine months ended July 31, 2022, there were no additions to goodwill. During the nine months ended July 31, 2022, we recorded $21 million of other intangible assets related to the acquisition of advanced artificial intelligence technology. During the nine months ended July 31, 2022, other intangible assets in total decreased $3 million due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is deductible; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2022 and 2021 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $48 million and $150 million for the three and nine months ended July 31, 2022, respectively. Amortization expense of intangible assets was $54 million and $144 million for the three and nine months ended July 31, 2021, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2022 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2022	$41
2023	$143
2024	$125
2025	$100
2026	$71
2027	$69
Thereafter	$290

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2022 were as follows:

		Fair Value Measurement at July 31, 2022 Using
	July 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$479	$479	$—	$—
Derivative instruments (foreign exchange contracts)	23	—	23	—
Short-term investments - Equity securities with RDFV	5	—	5	—
Long-term
Trading securities	32	32	—	—
Other investments	25	—	25	—
Total assets measured at fair value	$564	$511	$53	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$8	$—	$8	$—
Contingent consideration	66	—	—	66
Long-term
Deferred compensation liability	32	—	32	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$107	$—	$40	$67

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 were as follows:

		Fair Value Measurement at October 31, 2021 Using
	October 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$919	$919	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Short-term investments - Equity securities with RDFV	91	83	8	—
Long-term
Trading securities	34	34	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$1,084	$1,036	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	62	—	—	62
Long-term
Deferred compensation liability	34	—	34	—
Contingent consideration	27	—	—	27
Total liabilities measured at fair value	$128	$—	$39	$89

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

Short- term investments - equity securities with readily determinable fair value ("RDFV") are shares in marketable equity securities which are classified as level 1 in the fair value hierarchy as they are measured based on quotes in active markets. Equity securities with RDFV also include potential shares received from an equity investment in a company that went public and can vest under certain stock performance circumstances, and these have been classified as level 2 because the fair value was calculated using the Monte Carlo simulation method in which quoted market price and other observable inputs are used.

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

Gains and losses reflected in other income (expense), net for our equity investments with RDFV and equity investments without RDFV are summarized below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Net gain (loss) recognized during the period on equity securities	$2	$9	$(60)	$24
Less: net gain on equity securities sold during the period	$12	$—	$12	$—
Unrealized gain (loss) on equity securities	$(10)	$9	$(72)	$24

Contingent Consideration. The fair value of the contingent consideration liability relates to milestone payments in connection with the acquisition of advanced artificial intelligence technology in February 2022 and the acquisition of Resolution Bioscience in April 2021.

Resolution Bioscience. The fair value of the potential future milestone payments, which is set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component which resulted in a fair value of zero. The probability-weighted expected return method was used to estimate the fair value of the technical target component. Assumptions used in the calculations include probability of success, duration of the earn-out and discount rate. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. As of July 31, 2022, the expected maximum earn-out period for the contingent payments does not exceed 2.4 years and potential future payments will not exceed $145 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$67	$96	$89	$—
Additions to contingent consideration (including measurement period adjustment)	$—	$14	$3	$110
Change in fair value (included within selling, general and administrative expenses)	$—	$—	$(25)	$—
Ending balance	$67	$110	$67	$110

The fair value of the contingent consideration liability as of July 31, 2022 was estimated to be $67 million of which $66 million was recorded in other accrued liabilities and $1 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. The net decrease in the fair value of the contingent consideration was primarily driven by a decline in the probability of achieving the revenue milestone related to our acquisition of Resolution Bioscience.

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2022, there were no impairments of long-lived assets held and used or long-lived assets held for sale. For the three months ended July 31, 2021, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2021, long-lived assets held and used with a carrying amount of $2 million were written down to fair value of zero, resulting in an impairment of $2 million. For the three and nine months ended July 31, 2021, there were no impairments of long-lived assets held for sale.

For the three and nine months ended July 31, 2022 and 2021, there were no impairments of non-marketable securities. For the three and nine months ended July 31, 2022, an unrealized gain of $2 million and $5 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction. For both the three and nine months ended July 31, 2021, an unrealized gain of $11 million was included in net income as an adjustment to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction. As of July 31, 2022 and October 31, 2021, the carrying amount of non-marketable equity securities without readily determinable fair values was $136 million and $120 million, respectively.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2022, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2022 and 2021, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2022 was $4 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2022 was $4 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and nine months ended July 31, 2022, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2022, was not material. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

There were 276 foreign exchange forward contracts open as of July 31, 2022 and designated as cash flow hedges. There were 173 foreign exchange forward contracts open as of July 31, 2022 and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of July 31, 2022 and designated as a net investment hedge.

The aggregated notional amounts by currency and designation as of July 31, 2022 were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(72)	$(11)	$22
British Pound	(67)	—	8
Canadian Dollar	(50)	—	(17)
Japanese Yen	(96)	—	(28)
Danish Krone	—	—	37
Korean Won	(68)	—	(16)
Singapore Dollar	33	—	26
Chinese Yuan Renminbi	(82)	—	(76)
Taiwan Dollar	—	—	(12)
Indian Rupee	—	—	(9)
Other	6	—	(8)
Totals	$(396)	$(11)	$(73)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2022 and October 31, 2021 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2022	October 31, 2021	Balance Sheet Location	July 31, 2022	October 31, 2021
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$19	$6	Other accrued liabilities	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$4	$3	Other accrued liabilities	$5	$3
Total derivatives	$23	$9		$8	$5

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$5	$1	$34	$(5)
Loss reclassified from accumulated other comprehensive loss into interest expense	$(1)	$(1)	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$12	$(4)	$20	$(18)
Gain (loss) on time value of forward contracts recorded in cost of sales	$—	$(1)	$—	$(1)

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$—	$1	$4	$(2)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$—	$(3)	$(1)	$(4)

At July 31, 2022, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $17 million. Within the next twelve months it is estimated that $16 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and nine months ended July 31, 2022 and 2021, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$7	$—	$1
Interest cost on benefit obligation	3	3	2	2	1	—
Expected return on plan assets	(6)	(7)	(10)	(12)	(1)	(2)
Amortization:
Actuarial losses	—	1	6	13	—	1
Prior service credits	—	—	—	—	(1)	—
Total net plan costs (benefits)	$(3)	$(3)	$4	$10	$(1)	$—

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost—benefits earned during the period	$—	$—	$18	$18	$—	$1
Interest cost on benefit obligation	10	10	7	6	2	2
Expected return on plan assets	(20)	(22)	(33)	(37)	(4)	(5)
Amortization:
Actuarial losses (gains)	—	3	19	40	(1)	3
Prior service credits	—	—	—	—	(1)	(1)
Total net plan costs (benefits)	$(10)	$(9)	$11	$27	$(4)	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31,		July 31,		For Remainder of Year
	2022	2021	2022	2021	2022
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$5	$7	$13	$16	$6

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2022	2021
	(in millions)
Standard warranty accrual, beginning balance	$30	$32
Accruals for warranties including change in estimates	38	41
Settlements made during the period	(37)	(41)
Standard warranty accrual, ending balance	$31	$32

Accruals for warranties due within one year	$30	$31
Accruals for warranties due after one year	1	1
Standard warranty accrual, ending balance	$31	$32

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million and $46 million as of July 31, 2022 and October 31, 2021, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of July 31, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2022.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2022, we borrowed $940 million and repaid $760 million. As of July 31, 2022, we had borrowings of $180 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 2.43 percent.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2022	October 31, 2021
	Amortized Principal	Amortized Principal
	(in millions)
2023 Senior Notes	—	599
2026 Senior Notes	299	298
2029 Senior Notes	494	494
2030 Senior Notes	496	496
2031 Senior Notes	843	842
Total Senior Notes	$2,132	$2,729

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of July 31, 2022, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 2.75 percent. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants.

On May 4, 2022, we used the proceeds from the term loan and repaid the $600 million outstanding aggregate principal amount of our 2023 senior notes due July 15, 2023. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2022 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On November 19, 2018 we announced that our board of directors had approved a share repurchase program (the "2019 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2019 repurchase program authorizes the purchase of up to $1.75 billion of our common stock at the company's discretion and has no fixed termination date. The 2019 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended July 31, 2021, we repurchased and retired 3.05 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the new share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2022, we repurchased and retired 2.673 million shares for $323 million and 7.331 million shares for $1,004 million, respectively, under this authorization. During the three and nine months ended July 31, 2021, we repurchased and retired 804,352 shares for $113 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2022, we had remaining authorization to repurchase up to approximately $573 million of our common stock under the 2021 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2022, we paid cash dividends of $0.210 per common share or $62 million and $0.630 per common share or $188 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.582 per common share or $177 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2022	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2022	$(266)	$124	$(210)	$19	$(333)

Other comprehensive income (loss) before reclassifications	(29)	—	—	5	(24)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	7	(11)	(5)

Tax (expense) benefit	—	—	(2)	2	—

Other comprehensive income (loss)	(29)	(1)	5	(4)	(29)

As of July 31, 2022	$(295)	$123	$(205)	$15	$(362)

Nine Months Ended July 31, 2022

As of October 31, 2021	$(185)	$124	$(224)	$3	$(282)

Other comprehensive income (loss) before reclassifications	(110)	—	7	34	(69)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	19	(19)	(1)

Tax expense	—	—	(7)	(3)	(10)

Other comprehensive income (loss)	(110)	(1)	19	12	(80)

As of July 31, 2022	$(295)	$123	$(205)	$15	$(362)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2022 and 2021 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Unrealized gain (loss) on derivatives	$12	$(4)	$20	$(18)	Cost of sales
Unrealized gain (loss) on derivatives	(1)	(1)	(1)	(1)	Interest expense
	11	(5)	19	(19)	Total before income tax
	(3)	1	(5)	5	(Provision) benefit for income tax
	8	(4)	14	(14)	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net loss	(7)	(15)	(19)	(47)	Other income (expense)
Prior service benefit	1	—	1	1	Other income (expense)
	(6)	(15)	(18)	(46)	Total before income tax
	2	3	5	11	Benefit for income tax
	(4)	(12)	(13)	(35)	Total net of income tax

Total reclassifications for the period	$4	$(16)	$1	$(49)

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$1,019	$897	$2,891	$2,701
Diagnostics and Genomics	340	346	1,037	955
Agilent CrossLab	359	343	1,071	1,003
Total net revenue	$1,718	$1,586	$4,999	$4,659

Segment Income From Operations:
Life Sciences and Applied Markets	$311	$250	$821	$741
Diagnostics and Genomics	73	78	232	202
Agilent CrossLab	88	84	266	229
Total segment income from operations	$472	$412	$1,319	$1,172

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in millions)
Total segment income from operations	$472	$412	$1,319	$1,172
Transformational initiatives	(8)	(12)	(21)	(32)
Amortization of intangible assets related to business combinations	(48)	(53)	(149)	(143)
Acquisition and integration costs	(4)	(10)	(19)	(32)
Asset impairment	—	—	—	(2)
Change in fair value of contingent consideration	—	—	25	—
Business exit and divestiture costs	—	—	(7)	(4)
Other	(1)	(1)	(1)	(7)
Interest income	2	—	4	1
Interest expense	(19)	(21)	(61)	(60)
Other income (expense), net (1)	3	12	(41)	19
Income before taxes, as reported	$397	$327	$1,049	$912

(1) For the three and nine months ended July 31, 2022 and 2021, other income (expense), net includes net (gains) losses on the fair value of equity securities.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	July 31, 2022	October 31, 2021
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,888	$3,741
Diagnostics and Genomics	3,445	3,320
Agilent CrossLab	872	839
Total segment assets	$8,205	$7,900

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

COVID-19 Pandemic

Both our domestic and international operations have been and continue to be affected by the ongoing global pandemic of a novel strain of coronavirus (“COVID-19”) and the resulting volatility and uncertainty it has caused in the U.S. and international markets. During the three and nine months ended July 31, 2022, many businesses and countries, including the U.S., continued applying preventative and precautionary measures to mitigate the spread of the virus.

In the latter part of our second quarter, we had to shut down our primary gas chromatography production facility and logistics center in Shanghai in compliance with lockdown measures related to COVID-19. During the three months ended July 31, 2022, we recognized over half of the revenue that was delayed from our second quarter due to this shutdown of our facility. We continue to believe the revenue impact due to the lockdown was temporary, and we now expect the remaining delayed revenue to be recognized throughout the fourth quarter of fiscal year 2022.

While conditions related to the COVID-19 pandemic have improved in 2022 compared to 2021, the pandemic continues to be dynamic, and near-term challenges across the economy remain. The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the severity, duration and resurgence of the outbreak, new variants and the contagiousness of these new variants, the effectiveness of health and safety measures including vaccines and therapies, government and community responses including additional lockdowns, managing the different pace of return-to-office in different locations, the pace and strength of the economic recovery, supply chain pressures, delivery and installation delays due to variable access to customer sites, among others. We will continue to actively monitor the effects of the pandemic and will continue to take appropriate steps to mitigate the impacts to our employees and on our business results.

Russia-Ukraine Conflict

In response to the ongoing conflict in Ukraine, at the beginning of March, we suspended sales prohibited by sanctions, halted the shipment of products to Russia with the exception of diagnostics and healthcare products and limited our in-country service to those diagnostics and healthcare customers. Subsequently, effective May 23, 2022 we ceased major operations within Russia and as a result, we recorded an immaterial expense associated with the shutdown of operations for the three months ended April 30, 2022. For the year ended October 31, 2021, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.

Actual Results

Net revenue of $1,718 million and $4,999 million for the three and nine months ended July 31, 2022 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 3 percentage points, respectively, when compared to the same periods last year. This revenue growth came from increases in the Americas and Asia Pacific regions and from our two largest end markets (pharmaceutical and chemical and energy markets). Revenue generated by our life sciences and applied markets business in the three and nine months ended July 31, 2022 increased 14 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022, had an overall unfavorable impact on revenue growth of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2022 decreased 2 percent and increased 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 2 percentage points, respectively when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2022 increased 5 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 3 percentage points, respectively when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2022 was $329 million and $886 million, respectively, compared to net income of $264 million and $768 million, respectively, for the corresponding periods last year. In the nine months ended July 31, 2022, cash provided by operations was $864 million compared to cash provided by operations of $1,044 million in the same period last year.

During the three and nine months ended July 31, 2022, we paid cash dividends of $0.210 per common share or $62 million and $0.630 per common share or $188 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2021, we paid cash dividends of $0.194 per common share or $59 million and $0.582 per common share or $177 million, respectively, on the company's common stock.

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and nine months ended July 31, 2022, we repurchased and retired 2.673 million shares for $323 million and 7.331 million shares for $1.004 billion, respectively, under this authorization. During the three and nine months ended July 31, 2021, we repurchased and retired 804,352 shares for $113 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2022, we had remaining authorization to repurchase up to approximately $573 million of our common stock under the 2021 repurchase program.

During the nine months ended July 31, 2021, we repurchased and retired 3.05 million shares for $365 million under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the 2021 repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

Looking forward, as conditions related to the COVID-19 pandemic evolve, we continue to take appropriate proactive measures to guard the health and safety of our employees and customer interactions. We also remain focused on improving our customers’ experience, differentiating product solutions and productivity. We expect to face continued inflationary and logistical pressures (such as longer lead times and limited sources of supply in the near term) which we will continue to mitigate through targeted pricing and various sourcing strategies. We remain optimistic about our growth opportunities in all of our end markets in the fourth quarter of fiscal year 2022.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the nine months ended July 31, 2022 had an overall unfavorable impact on revenue of 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
	(in millions)
Net revenue:
Products	$1,306	$1,188	$3,773	$3,510	10%	7%
Services and other	412	398	1,226	1,149	4%	7%
Total net revenue	$1,718	$1,586	$4,999	$4,659	8%	7%

Net revenue of $1,718 million and $4,999 million for the three and nine months ended July 31, 2022 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 3 percentage points, respectively, when compared to the same periods last year. In the three and nine months ended July 31, 2022, net revenue increased in the Americas and Asia Pacific regions and from our two largest end markets (pharmaceutical and chemical and energy markets). In the three months ended July 31, 2022, net revenue in the Asia Pacific region increased partly due to the recognition of revenue from our second quarter that was delayed when the COVID-related lockdown in Shanghai caused the temporary shutdown of our gas chromatography production facility and logistics center.

Revenue from products for the three and nine months ended July 31, 2022 increased 10 percent and 7 percent, respectively, when compared to the same periods last year. Product revenue growth in the three months ended July 31, 2022 was driven by increased sales within our liquid chromatography, spectroscopy, cell analysis and consumables businesses. Product revenue growth in the nine months ended July 31, 2022 was primarily driven by increased sales within our liquid chromatography, spectroscopy, nucleic acid solutions and consumables businesses.

Services and other revenue for the three and nine months ended July 31, 2022 increased 4 percent and 7 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, repair and maintenance, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and nine months ended July 31, 2022, service revenue increases reflected solid growth from contract repair services, compliance services, consultative services and relocation services.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$1,019	$897	$2,891	$2,701	14%	7%
Diagnostics and genomics	340	346	1,037	955	(2)%	9%
Agilent CrossLab	359	343	1,071	1,003	5%	7%
Total net revenue	$1,718	$1,586	$4,999	$4,659	8%	7%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2022 increased 14 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three months ended July 31, 2022, we saw revenue growth across all our end markets led by strong revenue growth within the pharmaceutical and chemical and energy markets when compared to the same periods last year. For the nine months ended July 31, 2022, we saw strong revenue growth within the chemical and energy and pharmaceutical markets and moderate revenue growth in the diagnostics and clinical markets partially offset by a decline in the environmental and forensics and food markets when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2022, decreased 2 percent and increased 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 2 percentage points, respectively when compared to the same periods last year. For the three months ended July 31, 2022, revenue declined within the diagnostics and clinical and the academia and government markets partially offset by moderate revenue growth within the pharmaceutical market when compared to the same period last year. For the nine months ended July 31, 2022, revenue growth was strong within the pharmaceutical market led by strong revenue growth from our nucleic acid solutions business.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2022, increased 5 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 3 percentage points, respectively when compared to the same periods last year. For the three and nine months ended July 31, 2022, we saw revenue growth across most of our end markets led by strong revenue growth from the pharmaceutical and chemical and energy markets when compared to the same periods last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Total gross margin	54.7%	53.7%	54.2%	53.8%	1 ppt	—
Research and development	$116	$113	$348	$325	3%	7%
Selling, general and administrative	$412	$403	$1,215	$1,230	2%	(1)%
Operating margin	23.9%	21.2%	22.9%	20.4%	3 ppts	3 ppts
Income from operations	$411	$336	$1,147	$952	22%	21%

Total gross margin for the three and nine months ended July 31, 2022 increased 1 percentage point and was relatively flat, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2022 was impacted by higher sales volume, price increases and lower inventory charges which were offset by higher materials, shipping and logistics costs, wages and intangible amortization expense.

Research and development expenses for the three and nine months ended July 31, 2022 increased 3 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2022 increased due to higher wages and program investments in our mass spectrometry business within our our life sciences and applied markets segment. The nine months ended July 31, 2022 also included additional research and development expenses related to the Resolution Bioscience acquisition.

Selling, general and administrative expenses for the three and nine months ended July 31, 2022 increased 2 percent and decreased 1 percent, respectively, when compared to the same periods last year. The increase in the three months ended July 31, 2022, was due to higher wages and share-based compensation expense partially offset by lower acquisition and integration costs and commissions. The decrease in selling, general and administrative expenses for the nine months ended July 31, 2022 was due to the decrease in the fair value of an acquisition-related contingent consideration, lower commissions, variable pay, acquisition and integration costs and transformational initiative expenses partially offset by higher wages and share-based compensation expense.

Total operating margin for the three and nine months ended July 31, 2022 increased 3 percentage points in both periods when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2022 increased primarily due to higher sales volume.

Income from operations for the three and nine months ended July 31, 2022 increased $75 million or 22 percent and $195 million or 21 percent, respectively, on a corresponding revenue increase of $132 million and $340 million, respectively.

At July 31, 2022, our headcount was approximately 17,700 as compared to approximately 16,700 at July 31, 2021. The increase in headcount was to address the increase in business.

Other income (expense), net

In the three months ended July 31, 2022 other income and expense, net includes a $9 million loss on the extinguishment of long-term debt and a net gain on equity securities of $2 million. In the nine months ended July 31, 2022 other income and expense, net includes a $9 million loss on the extinguishment of long-term debt and a net loss on equity securities of $60 million. In the three and nine months ended July 31, 2022 other income and expense, net also includes income of $3 million and $8 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

In the three and nine months ended July 31, 2021 other income and expense, net includes net gains on the fair value of equity investments of $9 million and $24 million, respectively. In the three and nine months ended July 31, 2021 other income and expense, net includes income of $2 million and $7 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the nine months ended July 31, 2021 other income and expense, net also includes a $17 million loss on the extinguishment of debt.

Income Taxes

For the three and nine months ended July 31, 2022, our income tax expense was $68 million with an effective tax rate of 17.1 percent and $163 million with an effective tax rate of 15.5 percent, respectively. For the three months ended July 31, 2022, there were no significant discrete items. The income taxes for the nine months ended July 31, 2022 include the excess tax benefits from stock-based compensation of $18 million. For the nine months ended July 31, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

Our calculation of income tax expense for the three and nine months ended July 31, 2022 is dependent in part on forecasts of full year results. The impact of COVID-19 on the economic environment is uncertain and may change these forecasts, which could impact tax expense.

For the three and nine months ended July 31, 2021, our income tax expense was $63 million with an effective tax rate of 19.3 percent and $144 million with an effective tax rate of 15.8 percent, respectively. The income taxes for the nine months ended July 31, 2021 include the excess tax benefits from stock-based compensation of $24 million. For the three and nine months ended July 31, 2021, our effective tax rate and the resulting provision for income taxes were also impacted by the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million and $24 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$1,019	$897	$2,891	$2,701	14%	7%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2022 increased 14 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue increased 16 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 4 percent in Europe with an 11 percentage point unfavorable currency impact and increased 21 percent in Asia Pacific with a 5 percentage point unfavorable currency impact for the three months ended July 31, 2022 compared to the same period last year. For the three months ended July 31, 2022, revenue growth was driven by strong growth in liquid chromatography, spectroscopy products and consumables portfolio when compared to the same period last year.

Revenue for the nine months ended July 31, 2022 increased 13 percent in the Americas with no currency impact, was flat in Europe with a 6 percentage point unfavorable currency impact and increased 7 percent in Asia Pacific with a 2 percentage point unfavorable currency impact when compared to the same period last year. For the nine months ended July 31, 2022, revenue growth was driven by strong growth in liquid chromatography, spectroscopy products and consumables portfolio when compared to the same period last year.

For the three months ended July 31, 2022, revenue by end markets was mixed with pharmaceutical, chemical and energy, food and environmental and forensics delivering strong revenue growth while academia and government and diagnostics and clinical delivering modest revenue growth as compared to the same period last year. Revenue growth in the pharmaceutical end market was primarily driven by our liquid chromatography, cell analysis and consumables businesses. Revenue growth in chemical and energy was mainly driven by strength in our spectroscopy, liquid chromatography and liquid chromatography mass spectrometry products while academia and government revenue growth was mainly led by spectroscopy, liquid chromatography mass spectrometry and liquid chromatography products as compared to the same period last year. Revenue growth in the food market was driven by our liquid chromatography and consumables businesses when compared to the same period last year. Environmental and forensics revenue growth was mainly led by spectroscopy, liquid chromatography and liquid chromatography mass spectrometry products when compared to the same period last year.

For the nine months ended July 31, 2022, revenue by end markets was mixed with pharmaceutical, chemical and energy markets and diagnostics and clinical delivering strong revenue growth, academia and government delivering modest revenue growth while food and environmental and forensics revenue declined when compared to the same period last year. Revenue growth in the pharmaceutical market was primarily driven by our liquid chromatography, cell analysis and consumables businesses. Revenue growth in the chemical and energy market was mainly driven by strength in our spectroscopy, gas chromatography and consumables portfolio while diagnostics and clinical market growth was mainly led by our cell analysis business as compared to the same period last year. The academia and government market revenue growth was mainly due to our liquid chromatography and liquid chromatography mass spectrometry business when compared to the same period last year. Revenue in the food market declined mainly due to weakness in gas chromatography mass spectrometry and gas chromatography product categories partially offset by consumables and cell analysis business when compared to the same period last year. Weakness in the environmental and forensics market was mainly driven by declines in gas chromatography mass spectrometry and gas chromatography products partially offset by spectroscopy when compared to the same period last year.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	60.5%	60.4%	60.0%	60.2%	—	—
Research and development	$73	$67	$219	$201	8%	9%
Selling, general and administrative	$233	$225	$696	$685	4%	2%
Operating margin	30.5%	27.9%	28.4%	27.4%	3 ppts	1 ppt
Income from operations	$311	$250	$821	$741	24%	11%

Gross margin for products and services for the three and nine months ended July 31, 2022, was relatively flat in both periods when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2022 was impacted by higher materials and logistics costs which were fully offset by price increases, higher sales volume and favorable hedging gains.

Research and development expenses for the three and nine months ended July 31, 2022, increased 8 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2022 increased due to higher wages and program investments in our mass spectrometry business.

Selling, general and administrative expenses for the three and nine months ended July 31, 2022, increased 4 percent and 2 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2022, increased due to higher wages and marketing expenses partially offset by favorable currency movements when compared to same period last year.

Operating margin for products and services for the three and nine months ended July 31, 2022 increased 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2022 was impacted by higher sales volume and favorable currency movements partially offset by higher wages, material and logistics costs.

Income from operations for the three and nine months ended July 31, 2022, increased $61 million or 24 percent and $80 million or 11 percent, respectively, on a corresponding revenue increase of $122 million and $190 million, respectively. Income from operations for the three and nine months ended July 31, 2022 increased primarily due to higher sales volume.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$340	$346	$1,037	$955	(2)%	9%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2022 decreased 2 percent and increased 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 2 percentage points, respectively when compared to the same periods last year.

Geographically, revenue was flat in the Americas with no currency impact, decreased 7 percent in Europe with a 10 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with an 8 percentage point unfavorable currency impact for the three months ended July 31, 2022 compared to the same period last year. For the three months ended July 31, 2022, revenue in the Americas was driven by strong performance in our biomolecular analysis, genomics and reagent partnership portfolios and was offset by a decline in our companion diagnostics business. In Europe, the decline resulted from the COVID testing headwinds in our qPCR portfolio and unfavorable currency impact partially offset by revenue growth driven by our reagent partnership, pathology and companion diagnostics businesses. The growth in Asia Pacific was driven by our pathology and reagent partnership businesses.

Revenue for the nine months ended July 31, 2022 increased 15 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 6 percentage point unfavorable currency impact and increased 9 percent in Asia Pacific with a 5 percentage point unfavorable currency impact when compared to the same period last year. For the nine months ended July 31, 2022, the increase in the Americas was driven by strong performance in our nucleic acid solutions, biomolecular analysis, reagent partnership and genomics portfolios. In Europe, the unfavorable impact of currency on revenue was partially offset by revenue growth in our reagent partnership, pathology and companion diagnostics businesses. Revenue growth in Asia Pacific was driven by strong performance across our entire portfolio.

For the three months ended July 31, 2022, revenue performance in the pharmaceutical market was led by strong revenue growth in our genomics and biomolecular analysis businesses with moderate growth in our nucleic acid solutions which was impacted by a planned facility shutdown. Our nucleic acid solutions factory in Frederick was shutdown for both routine maintenance and development of future capacity for our Train B manufacturing line. For the three months ended July 31, 2022 strong revenue results in our clinical cancer testing and NGS businesses were partially offset by COVID testing headwinds in the qPCR portfolio and unfavorable currency impact. For the nine months ended July 31, 2022 we saw strong revenue growth in the pharmaceutical market led by our genomics, biomolecular analysis and nucleic acid solutions businesses. We also saw moderate revenue growth in diagnostics and clinical and academia and government markets led by our biomolecular analysis, pathology, genomics and reagent partnership businesses when compared to the same period last year.

    Looking forward, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS, PD-L1 assays and SureFISH continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing target enrichment solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with our newly opened and planned extension of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will expand our capabilities in NGS-based cancer diagnostics and provide innovative technology to further serve the needs of the fast-growing precision medicine market. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	54.0%	53.5%	54.3%	52.9%	1 ppt	1 ppt
Research and development	$34	$33	$103	$92	2%	11%
Selling, general and administrative	$77	$74	$228	$211	4%	8%
Operating margin	21.5%	22.6%	22.4%	21.1%	(1) ppt	1 ppt
Income from operations	$73	$78	$232	$202	(6)%	15%

Gross margin for products and services for the three and nine months ended July 31, 2022, increased 1 percentage point in both periods when compared to the same periods last year. Gross margin for the three months ended July 31, 2022 increased due to favorable product mix and higher cash flow hedging gains partially offset by higher wages. Gross margin for the nine months ended July 31, 2022 increased due to higher sales volume offsetting the higher wages and logistics costs.

Research and development expenses for the three and nine months ended July 31, 2022, increased 2 percent and 11 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2022 increased primarily due to wages mostly offset by favorable currency movements. For the nine months ended July 31, 2022 research and development expenses increased primarily due to additional expenses related to the Resolution Bioscience acquisition.

Selling, general and administrative expenses for the three and nine months ended July 31, 2022, increased 4 percent and 8 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2022 increased due to higher wages. For the nine months ended July 31, 2022 selling general and administrative expenses increased due to higher wages and additional expenses related to the Resolution Bioscience acquisition partially offset by favorable currency movements.

Operating margin for products and services for the three and nine months ended July 31, 2022 decreased 1 percentage point and increased 1 percentage point, respectively, when compared to the same periods last year. The decrease in operating margin for the three months ended July 31, 2022 was primarily due to higher operating expenses. The increase in operating margin for the nine months ended July 31, 2022 resulted from higher revenue growth and gross margins which offset the increase in wages, logistics costs and program investments.

Income from operations for the three and nine months ended July 31, 2022 decreased $5 million or 6 percent and increased $30 million or 15 percent, respectively, on a corresponding revenue decrease of $6 million and an increase of $82 million, respectively. Income from operations for the three months ended July 31, 2022 decreased due to higher wages. Income from operations for the nine months ended July 31, 2022, increased due to higher revenue and gross margins improvement partially offset by higher wages, logistics costs and program investments.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
	(in millions)

Net revenue	$359	$343	$1,071	$1,003	5%	7%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2022 increased 5 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2022 had an overall unfavorable impact on revenue growth of 5 percentage points and 3 percentage points, respectively when compared to the same periods last year.

Geographically, revenue increased 13 percent in the Americas with no currency impact, was flat in Europe with an 11 percentage point unfavorable currency impact and was flat in Asia Pacific with a 7 percentage point unfavorable currency impact for the three months ended July 31, 2022 compared to the same period last year. For the three months ended July 31, 2022, revenue growth in all three regions was driven by contract repair services, compliance services, consultative services and relocation services.

Revenue for the nine months ended July 31, 2022 increased 11 percent in the Americas with no currency impact, increased 3 percent in Europe with a 7 percentage point unfavorable currency impact and increased 6 percent in Asia Pacific with a 4 percentage point unfavorable currency impact when compared to the same period last year. For the nine months ended July 31, 2022, revenue growth in all three regions was driven by contract repair services, compliance services, consultative services and relocation services.

For the three months ended July 31, 2022, we saw strong revenue growth from the pharmaceutical and chemical and energy markets when compared to the same period last year. For the nine months ended July 31, 2022, we saw strong revenue growth in the pharmaceutical, chemical and energy, food and environmental and forensics markets when compared to the same period last year.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2022	2021	2022	2021	Months	Months
(in millions, except margin data)
Gross margin	47.0%	46.6%	47.2%	46.3%	—	1 ppt
Research and development	$8	$9	$23	$26	(7)%	(8)%
Selling, general and administrative	$72	$67	$216	$209	7%	3%
Operating margin	24.6%	24.4%	24.8%	22.9%	—	2 ppts
Income from operations	$88	$84	$266	$229	5%	16%

Gross margin for the three and nine months ended July 31, 2022 was relatively flat and increased 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2022 was impacted by higher sales volume, targeted price increases and higher cash flow hedging gains that improved margins, which were partially offset by higher wages, service delivery costs for logistics and parts.

Research and development expenses for the three and nine months ended July 31, 2022 decreased 7 percent and 8 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2022 decreased mainly due to cost efficiencies in certain research and development projects which led to lower expenditures.

Selling, general and administrative expenses for the three and nine months ended July 31, 2022 increased 7 percent and 3 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2022 increased primarily due to higher wages and sales commissions partially offset by favorable currency movements.

Operating margin for products and services for the three and nine months ended July 31, 2022 was flat and increased 2 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2022 increased mostly driven by higher sales volume with improved gross margins and higher cash flow hedging gains.

Income from operations for the three and nine months ended July 31, 2022 increased $4 million or 5 percent and $37 million or 16 percent, respectively, on a corresponding revenue increase of $16 million and $68 million, respectively. Income from operations for the three and nine months ended July 31, 2022 increased primarily due to higher sales volume.

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

Our financial position as of July 31, 2022 consisted of cash and cash equivalents of $1,071 million as compared to $1,484 million as of October 31, 2021.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $864 million for the nine months ended July 31, 2022 compared to cash inflow of $1,044 million for the same period in 2021. Cash flow for the nine months ended July 31, 2022 was impacted by the transitory impact of COVID-related shutdowns in China in the second quarter of fiscal year 2022. Net cash paid for income taxes in the nine months ended July 31, 2022 was approximately $217 million compared to income taxes paid of $164 million for the same period in 2021. Other assets and liabilities, for the nine months ended July 31, 2022, had cash outflow of $33 million compared to cash outflow of $7 million for the same period in 2021.

In the nine months ended July 31, 2022, accounts receivable used cash of $233 million compared to cash used of $69 million for the same period in 2021. Days’ sales outstanding as of July 31, 2022 and 2021 was 70 days and 64 days, respectively. The increase in accounts receivable related to the transitory impacts of shutdowns in China as well as an increase in unbilled accounts receivable. Cash used for inventory was $206 million for the nine months ended July 31, 2022 compared to cash used of $115 million for the same period in 2021. Inventory days on-hand was 117 days as of July 31, 2022 compared to 100 days as of July 31, 2021 mainly due to increased inventory levels to meet customer needs and to compensate for long lead time in ordering from our suppliers. In the nine months ended July 31, 2022, accounts payable provided cash of $110 million compared to cash provided of $46 million for the same period in 2021. The change in the employee compensation and benefits liability was $98 million for the nine months ended July 31, 2022 compared to cash provided of $38 million for the same period in 2021. This was largely due to an increase in variable pay and incentive payments of $201 million in 2022 compared to $119 million in 2021.
We contributed approximately $13 million and $16 million to our defined benefit plans in the nine months ended July 31, 2022 and 2021, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $6 million to our defined benefit plans during the remainder of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $228 million for the nine months ended July 31, 2022 as compared to net cash used in investing activities of $690 million in the same period of 2021. Investments in property, plant and equipment were $221 million for the nine months ended July 31, 2022 compared to $126 million in the same period of 2021. The increase in our investments in property plant and equipment is primarily due to the expansion of our Frederick manufacturing line in Colorado site. We expect that total capital expenditures for the current year will be approximately $300 million. In the nine months ended July 31, 2022, cash provided of $22 million related to the sale of equity securities. In the nine months ended July 31, 2022, cash used of $18 million related to our acquisition of advanced artificial intelligence technology compared to cash used of $547 million primarily related to our acquisition of Resolution Bioscience in 2021.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2022 was $1,031 million compared to net cash used in financing activities of $372 million for the same period of 2021.

Treasury Stock Repurchases

Our 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. During the nine months ended July 31, 2022 and 2021 we repurchased and retired 7.331 million shares for $1,004 million and 2.192 million shares for $287 million, respectively, under this authorization. As of July 31, 2022, we had remaining authorization to repurchase up to approximately $573 million of our common stock under the 2021 repurchase program.

During the nine months ended July 31, 2021, we also repurchased and retired 3.05 million shares for $365 million under the 2019 repurchase program. Effective February 18, 2021, the 2019 repurchase program was terminated and was replaced by the 2021 share repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

Dividends

During the nine months ended July 31, 2022 and 2021, we paid cash dividends of $0.630 per common share or $188 million, and $0.582 per common share or $177 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended,

provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion, and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. As of July 31, 2022, we had no borrowings outstanding under the credit facility and no borrowings under the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2022.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2022, we borrowed $940 million and repaid $760 million. As of July 31, 2022, we had borrowings of $180 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 2.43 percent.

Long-Term Debt

Term Loan

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of July 31, 2022, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 2.75 percent. Loans under the term loan agreement will bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants.

On May 4, 2022, we used the proceeds from the term loan and repaid the $600 million outstanding aggregate principal amount of our 2023 senior notes due July 15, 2023. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the condensed consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2022 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Other

Our commitments for indirect material and services increased by $62 million from $83 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $213 million from $901 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 to our contractual commitments in the first nine months of fiscal year 2022. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2022 and October 31, 2021 include $220 million and $241 million, respectively, related to long-term income tax liabilities. Of these amounts, $103 million and $117 million related to uncertain tax positions as of July 31, 2022 and October 31, 2021, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of July 31, 2022 the remaining $117 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next four years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 55 percent and 53 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2022 and 2021, respectively. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 3 percentage points in the nine months ended July 31, 2022. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2022, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 had, and may continue to have, an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures, we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. The COVID-19 pandemic also impacted our supply chain as we experienced disruptions or delays in shipments of certain materials or components of our products. While many of our customers have returned to work and economic activity continues to ramp up, we are unable to accurately predict the full extent and duration of the impact of the COVID-19 pandemic on our business and operations due to numerous uncertainties, including the duration and severity of the pandemic, the efficacy and distribution of vaccines, containment measures and additional waves of infections. As COVID-19 conditions improved, there have been increases in demand for certain of our products, which posed challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenue and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect as customer spending policies and budget allocations, particularly for capital items, may change. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the nine months ended July 31, 2022 had an overall unfavorable impact on revenue of approximately 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with FDA and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU is going to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, quality systems and post-market surveillance activities. The new EU IVDR requirements became effective starting in May 2022. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

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

Certain properties we have previously owned or leased are undergoing remediation for subsurface contamination.  Although we are indemnified for liability relating to the required remediation at some of those properties, we may be subject to liability if these indemnification obligations are not fulfilled.  In other cases, we have agreed to indemnify the current owners of certain properties for liabilities related to contamination, including companies with which we have previously been affiliated such as HP, Inc., Hewlett-Packard Enterprise (formerly Hewlett-Packard Company) and Siemens Healthineers (formerly Varian Medical Systems, Inc.)  Further, other properties we have previously owned or leased at which we have operated in the past, or for which we have otherwise contractually assumed or provided indemnities for certain actual or contingent environmental liabilities, may or do require remediation. While we are not aware of any material liabilities associated with any potential environmental contamination at any of those properties or facilities, we may be exposed to material liability if environmental contamination at material levels is found to exist. In addition, in connection with the acquisition of certain companies, we have assumed other costs and potential or contingent liabilities for environmental matters.  Any significant costs or liabilities could have an adverse effect on results of operations.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other climate-change related risks, including resource scarcity or rationing that may be caused by extreme weather conditions. For example, in the second quarter of fiscal year 2022, the outbreak of COVID-19 in China led to a mandated shutdown of our facilities in Shanghai, which adversely impacted our business and results, and impacted our supply chain. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we may be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024 and a $600 million term loan facility that matures on April 15, 2025. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of July 31, 2022, we had no borrowings outstanding under the credit facility or the incremental facilities. On June 18, 2021, we increased the maximum amount of our commercial paper program to $1.35 billion. As of July 31, 2022, we had borrowings of $180 million outstanding under our U.S. commercial paper program. As of July 31, 2022 we had outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes and $600 million outstanding under the term loan facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2022, we had cash and cash equivalents of approximately $1.1 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2022.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2021 Repurchase Program
May 1, 2022 through May 31, 2022	341,451	$123.27	341,451	$854
June 1, 2022 through June 30, 2022	1,248,780	$120.20	1,248,780	$704
July 1, 2022 through July 31, 2022	1,082,883	$121.08	1,082,883	$573
Total	2,673,114	$120.95	2,673,114	$573

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of July 31, 2022, all repurchased shares to date have been retired.

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

Dated:	August 31, 2022	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 31, 2022	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)