Form 10-Q
period 2023-04-30
AGILENT TECHNOLOGIES, INC.
filed 2023-05-26
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2023
OR
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

As of May 22, 2023, the registrant had 295,375,818 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net revenue:
Products	$1,274	$1,204	$2,597	$2,467
Services and other	443	403	876	814
Total net revenue	1,717	1,607	3,473	3,281
Costs and expenses:
Cost of products	550	530	1,106	1,075
Cost of services and other	243	216	475	435
Total costs	793	746	1,581	1,510
Research and development	126	115	249	232
Selling, general and administrative	415	386	834	803
Total costs and expenses	1,334	1,247	2,664	2,545
Income from operations	383	360	809	736
Interest income	12	1	21	2
Interest expense	(24)	(21)	(49)	(42)
Other income (expense), net	6	(7)	6	(44)
Income before taxes	377	333	787	652
Provision for income taxes	75	59	133	95
Net income	$302	$274	$654	$557

Net income per share:
Basic	$1.02	$0.92	$2.21	$1.86
Diluted	$1.02	$0.91	$2.20	$1.84

Weighted average shares used in computing net income per share:
Basic	296	299	296	300
Diluted	297	301	297	302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Net income	$302	$274	$654	$557
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $4, $5, $(5) and $7	7	16	(15)	22
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $1, $(1), $(1) and $(2)	3	(4)	(1)	(6)
Foreign currency translation, net of tax expense (benefit) of $0, $0, $(1) and $0	(13)	(54)	78	(81)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $0, $3, $0 and $5	2	7	4	14
Change in net prior service benefit, net of tax expense of $0, $0, $0 and $0	(1)	—	(1)	—
Other comprehensive income (loss)	(2)	(35)	65	(51)
Total comprehensive income	$300	$239	$719	$506

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,175	$1,053
Accounts receivable, net	1,401	1,405
Inventory	1,103	1,038
Other current assets	270	282
Total current assets	3,949	3,778
Property, plant and equipment, net	1,184	1,100
Goodwill	3,980	3,952
Other intangible assets, net	798	821
Long-term investments	186	195
Other assets	695	686
Total assets	$10,792	$10,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$479	$580
Employee compensation and benefits	359	455
Deferred revenue	519	461
Short-term debt	—	36
Other accrued liabilities	309	329
Total current liabilities	1,666	1,861
Long-term debt	2,733	2,733
Retirement and post-retirement benefits	97	97
Other long-term liabilities	515	536
Total liabilities	5,011	5,227
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding at April 30, 2023 and October 31, 2022	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 295 million shares at April 30, 2023 and 295 million shares at October 31, 2022 issued and outstanding	3	3
Additional paid-in-capital	5,360	5,325
Retained earnings	700	324
Accumulated other comprehensive loss	(282)	(347)
Total stockholders' equity	5,781	5,305
Total liabilities and stockholders' equity	$10,792	$10,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income	$654	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	164
Share-based compensation	68	71
Deferred taxes	(1)	19
Excess and obsolete inventory related charges	15	10
Net loss on equity securities	14	62
Change in fair value of contingent consideration	1	(25)
Other non-cash (income) expense, net	2	9
Changes in assets and liabilities:
Accounts receivable, net	49	(108)
Inventory	(71)	(124)
Accounts payable	(101)	54
Employee compensation and benefits	(110)	(144)
Other assets and liabilities	36	(7)
Net cash provided by operating activities	694	538

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(133)	(139)
Payments to acquire equity securities	(1)	(3)
Proceeds from sale of equity securities	5	6
Payments in exchange for convertible note	(5)	(1)
Proceeds from convertible note	4	—
Acquisitions of businesses and intangible assets, net of cash acquired	(51)	(18)
Net cash used in investing activities	(181)	(155)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	35	27
Payments of taxes related to net share settlement of equity awards	(52)	(64)
Payments of dividends	(133)	(126)
Proceeds from revolving credit facility	175	—
Repayment of revolving credit facility	(175)	—
Proceeds from issuance of commercial paper	1,412	575
Repayment of commercial paper	(1,447)	(400)
Payment for contingent consideration	(62)	—
Payments for repurchase of common stock	(160)	(681)
Net cash used in financing activities	(407)	(669)

Effect of exchange rate movements	16	(16)

Net increase (decrease) in cash, cash equivalents and restricted cash	122	(302)

Cash, cash equivalents and restricted cash at beginning of period	1,056	1,490
Cash, cash equivalents and restricted cash at end of period	$1,178	$1,188

Supplemental cash flow information:
Income tax paid, net of refunds received	$128	$134
Interest payments, net of capitalized interest	$44	$40
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(8)	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2023	295,821	$3	$5,345	$541	$(280)	$5,609
Components of comprehensive income, net of tax:
Net income	—	—	—	302	—	302
Other comprehensive loss	—	—	—	—	(2)	(2)
Total comprehensive income						300
Cash dividends declared ($0.225 per common share)	—	—	—	(66)	—	(66)
Share-based awards issued, net of tax of $1	46	—	(1)	—	—	(1)
Repurchase of common stock	(606)	—	(8)	(77)	—	(85)
Share-based compensation	—	—	24	—	—	24
Balance as of April 30, 2023	295,261	$3	$5,360	$700	$(282)	$5,781

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	654	—	654
Other comprehensive income	—	—	—	—	65	65
Total comprehensive income						719
Cash dividends declared ($0.450 per common share)	—	—	—	(133)	—	(133)
Share-based awards issued, net of tax of $52	1,107	—	(18)	—	—	(18)
Repurchase of common stock	(1,105)	—	(15)	(145)	—	(160)
Share-based compensation	—	—	68	—	—	68
Balance as of April 30, 2023	295,261	$3	$5,360	$700	$(282)	$5,781

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2022	300,273	$3	$5,290	$159	$(298)	$5,154
Components of comprehensive income, net of tax:
Net income	—	—	—	274	—	274
Other comprehensive loss	—	—	—	—	(35)	(35)
Total comprehensive income						239
Cash dividends declared ($0.210 per common share)	—	—	—	(63)	—	(63)
Share-based awards issued, net of tax of $1	43	—	(1)	—	—	(1)
Repurchase of common stock	(1,751)	—	(24)	(210)	—	(234)
Share-based compensation	—	—	27	—	—	27
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	557	—	557
Other comprehensive loss	—	—	—	—	(51)	(51)
Total comprehensive income						506
Cash dividends declared ($0.420 per common share)	—	—	—	(126)	—	(126)
Share-based awards issued, net of tax of $64	1,015	—	(37)	—	—	(37)
Repurchase of common stock	(4,658)	—	(62)	(619)	—	(681)
Share-based compensation	—	—	71	—	—	71
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2023 and 2022 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2022 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of April 30, 2023 and October 31, 2022, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2023 and 2022, condensed consolidated statement of operations for the three and six months ended April 30, 2023 and 2022, condensed consolidated statement of cash flows for the six months ended April 30, 2023 and 2022 and condensed consolidated statement of equity for the three and six months ended April 30, 2023 and 2022.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	April 30,	October 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$1,175	$1,053
Restricted cash included in other assets	3	3
Total cash, cash equivalents and restricted cash	$1,178	$1,056

Leases. As of April 30, 2023 and October 31, 2022, operating lease right-of-use assets where we are the lessee were $154 million and $150 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $158 million and $152 million as of April 30, 2023 and October 31, 2022, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2023 and October 31, 2022, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of April 30, 2023 and October 31, 2022, the total carrying value of investments and loans in privately held companies considered as VIEs was $66 million and $87 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of April 30, 2023 and October 31, 2022, the fair value of the term loans approximates its carrying value. As of April 30, 2023, the fair value of our senior notes was $1,871 million with a carrying value of $2,133 million. This compares to the fair value of our senior notes of $1,754 million with a carrying value of $2,133 million as of October 31, 2022. The change in the fair value compared to carrying value in the six months ended April 30, 2023 is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30,
	2023				2022
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$310	$154	$212	$676	$321	$137	$201	$659
Europe	225	103	105	433	216	97	110	423
Asia Pacific	433	130	45	608	359	119	47	525
Total	$968	$387	$362	$1,717	$896	$353	$358	$1,607

	Six Months Ended April 30,
	2023				2022
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$642	$308	$413	$1,363	$638	$269	$389	$1,296
Europe	484	201	204	889	468	195	211	874
Asia Pacific	875	259	87	1,221	766	248	97	1,111
Total	$2,001	$768	$704	$3,473	$1,872	$712	$697	$3,281

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$612	$589	$1,251	$1,191
Chemicals and Advanced Materials	378	335	784	708
Diagnostics and Clinical	250	241	489	484
Food	161	137	321	295
Academia and Government	159	146	305	287
Environmental and Forensics	157	159	323	316
Total	$1,717	$1,607	$3,473	$3,281

Revenue by Type
Instrumentation	$689	$646	$1,448	$1,337
Non-instrumentation and other	1,028	961	2,025	1,944
Total	$1,717	$1,607	$3,473	$3,281

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of April 30, 2023 and October 31, 2022 were $262 million and $275 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the six months ended April 30, 2023:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2022	$557
Net revenue deferred in the period	370
Revenue recognized that was included in the contract liability balance at the beginning of the period	(299)
Change in deferrals from customer cash advances, net of revenue recognized	(21)
Currency translation and other adjustments	19
Ending balance as of April 30, 2023	$626

During the six months ended April 30, 2022 revenue recognized that was included in the contract liability balance at October 31, 2021 was $283 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2023 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2023, was $356 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Cost of products and services	$7	$6	$20	$17
Research and development	3	2	8	8
Selling, general and administrative	15	19	41	47
Total share-based compensation expense	$25	$27	$69	$72

At April 30, 2023 and October 31, 2022, no share-based compensation was capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Stock Option Plans:
Weighted average risk-free interest rate	3.8%	2.0%	3.9%	1.4%
Dividend yield	0.7%	0.6%	0.6%	0.5%
Weighted average volatility	29%	26%	28%	26%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	31%	29%	31%	29%
Volatility of selected peer-company shares	22%-84%	23%-81%	22%-84%	23%-81%
Pair-wise correlation with selected peers	42%	41%	42%	41%

Post-vest holding restriction discount for all executive awards	7.1%	6.5%	7.1%	6.5%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and six months ended April 30, 2023, our income tax expense was $75 million with an effective tax rate of 19.9 percent and $133 million with an effective tax rate of 16.9 percent, respectively. Our effective tax rate increased in 2023 compared to 2022, primarily due to the mandatory capitalization of research and development expenses, which became effective for Agilent in the first quarter of 2023, due to a change in tax law from the Tax Cuts and Jobs Act of 2017. For the three months ended April 30, 2023, there were no significant discrete items. For the six months ended April 30, 2023, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $13 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $9 million.

For the three and six months ended April 30, 2022, our income tax expense was $59 million with an effective tax rate of 17.7 percent and $95 million with an effective tax rate of 14.6 percent, respectively. For the three months ended April 30, 2022, there were no significant discrete items. For the six months ended April 30, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $17 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Numerator:
Net income	$302	$274	$654	$557
Denominator:
Basic weighted-average shares	296	299	296	300
Potential common shares— stock options and other employee stock plans	1	2	1	2
Diluted weighted-average shares	297	301	297	302

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For both the three and six months ended April 30, 2023 and 2022, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of April 30, 2023 and October 31, 2022 consisted of the following:

	April 30, 2023	October 31, 2022
	(in millions)
Finished goods	$584	$555
Purchased parts and fabricated assemblies	519	483
Inventory	$1,103	$1,038

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2023:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2022	$1,743	$1,953	$256	$3,952
Foreign currency translation impact	8	2	3	13
Goodwill arising from acquisitions and adjustments	—	15	—	15
Goodwill as of April 30, 2023	$1,751	$1,970	$259	$3,980

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of April 30, 2023 and October 31, 2022 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2022
Purchased technology	$1,733	$1,068	$665
Trademark/Tradename	196	148	48
Customer relationships	180	105	75
Backlog	8	8	—
Third-party technology and licenses	32	9	23
Total amortizable intangible assets	2,149	1,338	811
In-Process R&D	10	—	10
Total	$2,159	$1,338	$821
As of April 30, 2023
Purchased technology	$1,784	$1,118	$666
Trademark/Tradename	196	156	40
Customer relationships	182	122	60
Backlog	8	8	—
Third-party technology and licenses	33	11	22
Total amortizable intangible assets	2,203	1,415	788
In-Process R&D	10	—	10
Total	$2,213	$1,415	$798

During the six months ended April 30, 2023, we recorded additions of $15 million to goodwill and $49 million to other intangible assets in our diagnostics and genomics and life sciences and applied markets segments related to two acquisitions. During the six months ended April 30, 2023, other intangible assets in total increased $2 million due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2023 and 2022 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $38 million and $74 million for three and six months ended April 30, 2023, respectively. Amortization expense of intangible assets was $51 million and $102 million for the three and six months ended April 30, 2022, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2023 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2023	$74
2024	$133
2025	$109
2026	$80
2027	$78
2028	$71
Thereafter	$243

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2023 were as follows:

		Fair Value Measurement at April 30, 2023 Using
	April 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$526	$526	$—	$—
Derivative instruments (foreign exchange contracts)	13	—	13	—
Long-term
Trading securities	37	37	—	—
Other investments	28	—	28	—
Total assets measured at fair value	$604	$563	$41	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$11	$—	$11	$—
Contingent consideration	7	—	—	7
Long-term
Deferred compensation liability	37	—	37	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$56	$—	$48	$8

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2022 were as follows:

		Fair Value Measurement at October 31, 2022 Using
	October 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$492	$492	$—	$—
Derivative instruments (foreign exchange contracts)	31	—	31	—
Long-term
Trading securities	31	31	—	—
Other investments	23	—	23	—
Total assets measured at fair value	$577	$523	$54	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	66	—	—	66
Long-term
Deferred compensation liability	31	—	31	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$103	$—	$36	$67

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Net loss recognized during the period on equity securities	$4	$15	$14	$62
Less: Net loss on equity securities sold during the period	$4	$—	$15	$—
Unrealized (gain) loss on equity securities	$—	$15	$(1)	$62

Contingent Consideration. The fair value of the contingent consideration liability relates to milestone payments in connection with three acquisitions, including Resolution Bioscience in April 2021.

Resolution Bioscience. The fair value of the potential future milestone payments, which is set to certain revenue and technical targets, was based on (i) the probability of achieving the relevant revenue targets and technical milestones and (ii) the timing of achieving such milestones, which are significant unobservable inputs, and has been classified as Level 3. We used the Monte Carlo simulation approach to estimate the fair value of the revenue component which resulted in a fair value of zero. A change in any of these unobservable inputs can significantly change the fair value of the contingent consideration. As of April 30, 2023, the expected maximum earn-out period for the contingent payments does not exceed 1.7 years and potential future payments will not exceed $60 million.

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$3	$92	$67	$89
Additions to contingent consideration (including measurement period adjustment)	$5	$3	$5	$3
Payments	$—	$—	$(65)	$—
Change in fair value (included within selling, general and administrative expenses)	$—	$(28)	$1	$(25)
Ending balance	$8	$67	$8	$67

The fair value of the contingent consideration liability as of April 30, 2023, was estimated to be $8 million of which $7 million was recorded in other accrued liabilities and $1 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. During the six months ended April 30, 2023, we made a contingent consideration payment of $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2023 and 2022, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

Non-Marketable Equity Securities

For the three and six months ended April 30, 2023 and 2022, there were no impairments or unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of April 30, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $35 million gain and no losses, and the carrying amount was $121 million. As of April 30, 2022, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $33 million gain and no losses, and the carrying amount was $128 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2023, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2023 and 2022, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2023 was $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2023 was $4 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and six months ended April 30, 2023, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2023, was $7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2023.

There were 270 foreign exchange forward contracts open as of April 30, 2023, and designated as cash flow hedges. There were 185 foreign exchange forward contracts open as of April 30, 2023, and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of April 30, 2023, and designated as a net investment hedge.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregated notional amounts by currency and designation as of April 30, 2023, were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(101)	$(11)	$48
British Pound	(62)	—	1
Canadian Dollar	(49)	—	(25)
Japanese Yen	(90)	—	(44)
Danish Krone	—	—	25
Korean Won	(70)	—	(4)
Singapore Dollar	21	—	17
Chinese Yuan Renminbi	(93)	—	(93)
Taiwan Dollar	—	—	(10)
Indian Rupee	—	—	(8)
Other	4	—	(1)
Totals	$(440)	$(11)	$(94)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of April 30, 2023, and October 31, 2022, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2023	October 31, 2022	Balance Sheet Location	April 30, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$23	Other accrued liabilities	$8	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$8	Other accrued liabilities	$3	$3
Total derivatives	$13	$31		$11	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$11	$21	$(20)	$29
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$(4)	$5	$2	$8
Gain (loss) on time value of forward contracts recorded in cost of sales	$1	$—	$3	$—

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$—	$1	$(1)	$4

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$7	$2	$(6)	$(1)

At April 30, 2023, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $2 million. Within the next twelve months it is estimated that $4 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and six months ended April 30, 2023 and 2022, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$—	$—	$2	$4	$—	$—
Interest cost on benefit obligation	5	4	6	3	1	—
Expected return on plan assets	(4)	(8)	(9)	(12)	(1)	(2)
Amortization:
Actuarial losses	—	—	—	7	—	—
Prior service credits	—	—	—	—	(1)	—
Total net plan costs (benefits)	$1	$(4)	$(1)	$2	$(1)	$(2)

	Six Months Ended April 30,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$—	$—	$8	$12	$—	$—
Interest cost on benefit obligation	10	7	12	5	2	1
Expected return on plan assets	(9)	(14)	(18)	(23)	(2)	(3)
Amortization:
Actuarial losses (gains)	—	—	(1)	13	—	(1)
Prior service credits	—	—	—	—	(1)	—
Total net plan costs (benefits)	$1	$(7)	$1	$7	$(1)	$(3)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Six Months Ended		Employer Contributions
	April 30,		April 30,		For Remainder of Year
	2023	2022	2023	2022	2023
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$4	$3	$9	$8	$9

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2023	2022
	(in millions)
Standard warranty accrual, beginning balance	$30	$30
Accruals for warranties including change in estimates	25	26
Settlements made during the period	(27)	(26)
Standard warranty accrual, ending balance	$28	$30

Accruals for warranties due within one year	$28	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $42 million and $37 million as of April 30, 2023 and October 31, 2022, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. During the six months ended April 30, 2023, we borrowed and repaid $175 million under the credit facility. As of April 30, 2023, we had no borrowings outstanding under both the credit facility and the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2023.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2023, we borrowed $1,412 million and repaid $1,447 million. As of April 30, 2023, we had no borrowings outstanding under our U.S. commercial paper program.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

14. LONG-TERM DEBT

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of April 30, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 5.81 percent. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the six months ended April 30, 2023.

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2023	October 31, 2022
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	299	299
2029 Senior Notes	495	495
2030 Senior Notes	496	496
2031 Senior Notes	843	843
Total Senior Notes	$2,133	$2,133

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2023, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three and six months ended April 30, 2023, we repurchased and retired 162,399 shares for $24 million and 661,739 shares for $99 million, respectively, under this authorization. During the three and six months ended April 30, 2022, we repurchased and retired 1.751 million shares for $234 million and 4.658 million shares for $681 million, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During both the three and six months ended April 30, 2023, we repurchased and retired 443,690 shares for $61 million under

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

this authorization. As of April 30, 2023, we had remaining authorization to repurchase up to approximately $1.939 billion of our common stock under the 2023 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.450 per common share or $133 million, respectively, on the company's common stock. During the three and six months ended April 30, 2022, we paid cash dividends of $0.210 per common share or $63 million and $0.420 per common share or $126 million, respectively, on the company's common stock.

On May 17, 2023, our board of directors declared a quarterly dividend of $0.225 per share of common stock or approximately $66 million which will be paid on July 26, 2023 to all shareholders of record at the close of business on July 3, 2023. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2023	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2023	$(244)	$123	$(153)	$(6)	$(280)

Other comprehensive income (loss) before reclassifications	(13)	—	1	11	(1)

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	1	4	4

Tax expense	—	—	—	(5)	(5)

Other comprehensive income (loss)	(13)	(1)	2	10	(2)

As of April 30, 2023	$(257)	$122	$(151)	$4	$(282)

Six Months Ended April 30, 2023

As of October 31, 2022	$(335)	$123	$(155)	$20	$(347)

Other comprehensive income (loss) before reclassifications	77	—	4	(20)	61

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	—	(2)	(3)

Tax benefit	1	—	—	6	7

Other comprehensive income (loss)	78	(1)	4	(16)	65

As of April 30, 2023	$(257)	$122	$(151)	$4	$(282)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2023 and 2022 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Unrealized gain (loss) on derivatives	$(3)	$5	$3	$8	Cost of products
Unrealized gain (loss) on derivatives	(1)	—	(1)	—	Interest expense
	(4)	5	2	8	Total before income tax
	1	(1)	(1)	(2)	(Provision) benefit for income tax
	(3)	4	1	6	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	(1)	(6)	—	(12)	Other income (expense)
Prior service benefit	1	—	1	—	Other income (expense)
	—	(6)	1	(12)	Total before income tax
	—	2	(1)	3	(Provision) benefit for income tax
	—	(4)	—	(9)	Total net of income tax

Total reclassifications for the period	$(3)	$—	$1	$(3)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization of acquisition-related intangible assets, change in the fair value of acquisition-related contingent consideration, acquisition and integration costs, transformational initiatives expenses, business exit and divestiture costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$968	$896	$2,001	$1,872
Diagnostics and Genomics	362	358	704	697
Agilent CrossLab	387	353	768	712
Total net revenue	$1,717	$1,607	$3,473	$3,281

Segment Income From Operations:
Life Sciences and Applied Markets	$264	$228	$578	$510
Diagnostics and Genomics	73	91	132	159
Agilent CrossLab	103	87	206	178
Total segment income from operations	$440	$406	$916	$847

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in millions)
Total segment income from operations	$440	$406	$916	$847
Transformational initiatives	(5)	(9)	(12)	(13)
Amortization of intangible assets related to business combinations	(38)	(50)	(74)	(101)
Acquisition and integration costs	(5)	(8)	(7)	(15)
Change in fair value of contingent consideration	—	28	(1)	25
Business exit and divestiture costs	—	(7)	—	(7)
Other	(9)	—	(13)	—
Interest income	12	1	21	2
Interest expense	(24)	(21)	(49)	(42)
Other income (expense), net (1)	6	(7)	6	(44)
Income before taxes, as reported	$377	$333	$787	$652

(1) For the three and six months ended April 30, 2023 and 2022, other income (expense), net includes net (gains) losses on the fair value of equity securities.

The following table reflects segment assets under our management reporting system. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	April 30, 2023	October 31, 2022
	(in millions)
Segment Assets:
Life Sciences and Applied Markets	$3,969	$3,955
Diagnostics and Genomics	3,549	3,489
Agilent CrossLab	946	869
Total segment assets	$8,464	$8,313

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets into which we sell, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, our stock repurchase program and dividends, macroeconomic environment and geopolitical uncertainties, interest rate and inflationary pressures, and the potential or anticipated direct or indirect impact of COVID-19 on our business that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

COVID-19 Pandemic

While conditions related to the COVID-19 pandemic have improved in fiscal 2023 compared to 2022, conditions varied by geography. During the first quarter of 2023 many businesses and countries, including China where we maintain significant operations, continued responding to the evolving nature of the spread of the virus. We will continue to actively monitor any effects of the pandemic.

Actual Results

Net revenue of $1,717 million and $3,473 million for the three and six months ended April 30, 2023 increased 7 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Net revenue for the three and six months ended April 30, 2023 increased in all our segments, geographic regions and most of our end markets. Net revenue growth in Asia Pacific for the three and six months ended April 30, 2023 was led by strong demand in China compared to the same periods last year. Revenue generated by our life sciences and applied markets business in the three and six months ended April 30, 2023 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023, had an overall unfavorable impact on revenue growth of 3 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and six months ended April 30, 2023 increased 1 percent in both periods when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and six months ended April 30, 2023 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 5 percentage points, respectively, when compared to the same periods last year.

Net income for the three and six months ended April 30, 2023 was $302 million and $654 million, respectively, compared to net income of $274 million and $557 million, respectively, for the corresponding periods last year. In the six months ended April 30, 2023, cash provided by operations was $694 million compared to cash provided by operations of $538 million in the same period last year.

Dividends. During the three and six months ended April 30, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.450 per common share or $133 million, respectively, on the company's common stock. During the three and six months ended April 30, 2022, we paid cash dividends of $0.210 per common share or $63 million and $0.420 per common share or $126 million, respectively, on the company's common stock.

On May 17, 2023, our board of directors declared a quarterly dividend of $0.225 per share of common stock or approximately $66 million which will be paid on July 26, 2023 to all shareholders of record at the close of business on July 3, 2023. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2021 Repurchase Program. During the three and six months ended April 30, 2023, we repurchased and retired 162,399 shares for $24 million and 661,739 shares for $99 million, respectively, under this authorization. During the three and six months ended April 30, 2022, we repurchased and retired 1.751 million shares for $234 million and 4.658 million shares for $681 million, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During both the three and six months ended April 30, 2023, we repurchased and retired 443,690 shares for $61 million under this authorization. As of April 30, 2023, we had remaining authorization to repurchase up to approximately $1.939 billion of our common stock under the 2023 repurchase program.

Looking forward, we remain focused on improving our customers’ experience, differentiating product solutions and productivity. We expect to continue to face interest rate and inflationary pressures which we will continue to mitigate through targeted pricing and various other strategies. While we anticipate a challenging macroeconomic environment in fiscal year 2023, we remain optimistic about our long-term growth opportunities in all of our key end markets.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the six months ended April 30, 2023 had an overall unfavorable impact on revenue of 4 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
	(in millions)
Net revenue:
Products	$1,274	$1,204	$2,597	$2,467	6%	5%
Services and other	443	403	876	814	10%	8%
Total net revenue	$1,717	$1,607	$3,473	$3,281	7%	6%

Net revenue of $1,717 million and $3,473 million for the three and six months ended April 30, 2023 increased 7 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 4 percentage points, respectively, when compared to the same periods last year. In the three and six months ended April 30, 2023, net revenue increased in all of our segments, geographic regions and in most of our end markets when compared to the same periods last year. Net revenue growth in Asia Pacific for the three and six months ended April 30, 2023 was led by strong demand in China compared to the same periods last year.

Revenue from products for the three and six months ended April 30, 2023 increased 6 percent and 5 percent, respectively, when compared to the same periods last year. Product revenue growth in the three months ended April 30, 2023 was driven by our liquid chromatography, nucleic acid solutions, gas chromatography and consumables businesses. Product revenue growth in the six months ended April 30, 2023 was driven by our liquid chromatography, nucleic acid solutions, spectroscopy, gas chromatography and cell analysis businesses.

Services and other revenue for the three and six months ended April 30, 2023 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and six months ended April 30, 2023, service revenue increases reflected strong growth from the majority of the services portfolio.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$968	$896	$2,001	$1,872	8%	7%
Diagnostics and genomics	362	358	704	697	1%	1%
Agilent CrossLab	387	353	768	712	10%	8%
Total net revenue	$1,717	$1,607	$3,473	$3,281	7%	6%

Revenue in the life sciences and applied markets business for the three and six months ended April 30, 2023 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 4 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2023, we saw revenue growth across most of our end markets led by strong revenue growth within the chemicals and advanced materials, the food and the academia and government markets when compared to the same periods last year.

Revenue in the diagnostics and genomics business for the three and six months ended April 30, 2023, increased 1 percent in both periods when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. For the three months ended April 30, 2023, we saw strong revenue growth in the pharmaceutical market led by our nucleic acid solutions business, and modest revenue growth in the diagnostics and clinical market was led by our pathology business. Revenue growth was partially offset by a decline in our academia and government markets. For the six months ended April 30, 2023, revenue growth in the pharmaceutical market was strong led by our nucleic acid solutions business which was partially offset by a decline in the academia and government markets.

Revenue generated by Agilent CrossLab in the three and six months ended April 30, 2023, increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 5 percentage points, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2023, we saw revenue growth across all of our end markets led by strong revenue growth from the chemicals and advanced materials, the pharmaceutical and food markets when compared to the same period last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Total gross margin	53.8%	53.6%	54.5%	54.0%	—	1 ppt
Research and development	$126	$115	$249	$232	9%	7%
Selling, general and administrative	$415	$386	$834	$803	7%	4%
Operating margin	22.3%	22.4%	23.3%	22.4%	—	1 ppt
Income from operations	$383	$360	$809	$736	6%	10%

Total gross margin for the three and six months ended April 30, 2023 was flat and increased 1 percentage point when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2023 was impacted by higher sales volume, targeted sales price increases, and lower shipping and logistics costs and intangible amortization expense partially offset by unfavorable impact of currency movements, higher wages and inventory charges.

Research and development expenses for the three and six months ended April 30, 2023 increased 9 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2023 increased due to higher wages and program costs in our life sciences and applied markets and diagnostics and genomics businesses partially offset by the favorable impact of currency movements.

Selling, general and administrative expenses for the three and six months ended April 30, 2023 increased 7 percent and 4 percent, respectively, when compared to the same periods last year. The increase in the three and six months ended April 30, 2023, was due to higher wages offset by lower intangible amortization expense, sales commissions and the favorable impact of currency movements. Selling, general and administrative expenses for the three and six months ended April 30, 2022 included a credit in expenses related to the decrease in the fair value of a contingent consideration liability.

Total operating margin for the three and six months ended April 30, 2023 was flat and increased 1 percentage point when compared to the same periods last year. Operating margin for the three months ended April 30, 2023 was flat due to offsetting increases in sales volume and expenses. Operating margin for the six months ended April 30, 2023 increased primarily due to higher sales volume.

Income from operations for the three and six months ended April 30, 2023 increased $23 million or 6 percent and $73 million or 10 percent, respectively, on a corresponding revenue increase of $110 million and $192 million, respectively.

At April 30, 2023, our headcount was approximately 18,400 as compared to approximately 17,400 at April 30, 2022. The increase in headcount was to address the increase in business.

Other income (expense), net

In the three and six months ended April 30, 2023 other income and expense, net includes a net loss on equity securities of $4 million and $15 million, respectively. In the three and six months ended April 30, 2023 other income and expense includes $3 million and $7 million, respectively, of income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, and amortization of net actuarial (gain) loss). In the three and six months ended April 30, 2023 other income and expense, net also includes income of $3 million and $6 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

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

Income Taxes

For the three and six months ended April 30, 2023, our income tax expense was $75 million with an effective tax rate of 19.9 percent and $133 million with an effective tax rate of 16.9 percent, respectively. Our effective tax rate increased in 2023 compared to 2022, primarily due to the mandatory capitalization of research and development expenses, which became effective for Agilent in the first quarter of 2023, due to a change in tax law from the Tax Cuts and Jobs Act of 2017. For the three months ended April 30, 2023, there were no significant discrete items. For the six months ended April 30, 2023, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $13 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $9 million.

For the three and six months ended April 30, 2022, our income tax expense was $59 million with an effective tax rate of 17.7 percent and $95 million with an effective tax rate of 14.6 percent, respectively. For the three months ended April 30, 2022, there were no significant discrete items. For the six months ended April 30, 2022, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $17 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$968	$896	$2,001	$1,872	8%	7%

Life sciences and applied markets business revenue for the three and six months ended April 30, 2023 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 4 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2023 decreased 3 percent in the Americas with no currency impact, increased 4 percent in Europe with a 3 percentage point unfavorable currency impact and increased 21 percent in Asia Pacific with a 5 percentage point unfavorable currency impact led by strong demand in China compared to the same period last year. For the three months ended April 30, 2023, revenue growth in all regions was driven by our liquid chromatography, gas chromatography and consumables businesses when compared to the same period last year.

Revenue for the six months ended April 30, 2023 increased 1 percent in the Americas with no currency impact, increased 3 percent in Europe with a 6 percentage point unfavorable currency impact and increased 14 percent in Asia Pacific with a 7 percentage point unfavorable currency impact compared to the same period last year. For the six months ended April 30, 2023, revenue growth in all regions was driven by our by our liquid chromatography, gas chromatography and spectroscopy businesses when compared to the same period last year.

For the three months ended April 30, 2023, revenue by end market was strong across most end markets. Revenue growth in the chemicals and advanced materials market was mainly driven by strength in our spectroscopy, gas chromatography, liquid chromatography and consumables businesses. Revenue growth in the food market was primarily driven by our liquid chromatography mass spectrometry, liquid chromatography, consumables and cell analysis division businesses. Revenue growth in the academia and government market was mainly driven by liquid chromatography and spectroscopy division businesses. Revenue growth in the pharmaceutical market declined modestly primarily driven by weakness in our cell analysis businesses partially offset by growth in our liquid chromatography and gas chromatography division businesses when compared to the same period last year.

For the six months ended April 30, 2023, revenue by end markets was strong across chemicals and advanced materials, food and academia and government end markets, moderate in diagnostics and clinical and environmental and forensics markets while modest in the pharmaceutical market. Revenue growth in the chemicals and advanced materials market was mainly driven by strength in our spectroscopy, liquid chromatography and gas chromatography businesses. Revenue growth in the food market was strong primarily driven by our spectroscopy and liquid chromatography businesses. Revenue growth in the academia and government market was mainly driven by strength in our liquid chromatography, gas chromatography and spectroscopy businesses. Revenue in the diagnostics and clinical market was moderate and mainly driven by strength in our cell analysis business partially offset by weakness in our liquid chromatography mass spectrometry business. Revenue growth in the environmental and forensics market was moderate mainly driven by our liquid chromatography, cell analysis and liquid chromatography mass spectrometry businesses partially offset by weakness in our spectroscopy business when compared to the same period last year.

Looking forward, despite the challenging macroeconomic environment and geopolitical uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. While we anticipate volatility in our markets, we expect long term growth across most end markets as we continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	59.9%	59.0%	60.6%	59.8%	1 ppt	1 ppt
Research and development	$78	$72	$155	$146	8%	6%
Selling, general and administrative	$238	$229	$479	$463	4%	4%
Operating margin	27.3%	25.5%	28.9%	27.3%	2 ppts	2 ppts
Income from operations	$264	$228	$578	$510	16%	13%

Gross margin for products and services for the three and six months ended April 30, 2023, increased 1 percentage point in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2023 was impacted by higher sales volume, targeted price increases and lower logistics cost partially offset by higher wages, inventory charges and warranty costs and the unfavorable impact of currency movements.

Research and development expenses for the three and six months ended April 30, 2023, increased 8 percent and 6 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2023 increased due to higher wages and program investments in digital lab platform technology.

Selling, general and administrative expenses for the three and six months ended April 30, 2023, increased 4 percent in both periods when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2023, increased mostly due to higher wages partially offset by favorable impact of currency movements.

Operating margin for products and services for the three and six months ended April 30, 2023 increased 2 percentage points in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2023 was impacted by higher sales volume with improved gross margins partially offset by higher wages and currency movement.

Income from operations for the three and six months ended April 30, 2023, increased $36 million or 16 percent and $68 million or 13 percent, respectively, on a corresponding revenue increase of $72 million and $129 million, respectively. Income from operations for the three and six months ended April 30, 2023 increased primarily due to higher sales volume with improved gross margins partially offset by higher wages, investments in digital lab platform technology and the unfavorable impact of currency movements.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$362	$358	$704	$697	1%	1%

Diagnostics and genomics business revenue for the three and six months ended April 30, 2023 increased 1 percent in both periods when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2023 increased 6 percent in the Americas with no currency impact, decreased 4 percent in Europe with a 3 percentage point unfavorable currency impact and decreased 6 percent in Asia Pacific with an 8 percentage point unfavorable currency impact compared to the same period last year. For the three months ended April 30, 2023, the revenue increase in the Americas was driven by strong performance in our nucleic acid solutions and companion diagnostics businesses and was partially offset by declines in our biomolecular analysis and genomics businesses. In Europe, the decline was driven by our biomolecular analysis and genomics businesses and was partially offset by strong performance in our pathology business. The unfavorable currency impact in Asia Pacific was partially offset by strong results in China. On a worldwide level, our genomics business was impacted by a challenging macroeconomic environment, customers delaying purchasing decisions and a general softness in next generation sequencing test markets in comparison to significant revenue growth in our second quarter of fiscal year 2022.

Revenue for the six months ended April 30, 2023 increased 6 percent in the Americas with no currency impact, decreased 3 percent in Europe with a 6 percentage point unfavorable currency impact and decreased 11 percent in Asia Pacific with a 9 percentage point unfavorable currency impact compared to the same period last year. For the six months ended April 30, 2023, the increase in the Americas was driven by strong performance in our nucleic acid solutions, pathology and reagent partnership businesses. In Europe, the unfavorable impact of currency on revenue was partially offset by strong growth in our pathology and reagent partnership businesses. The decline in Asia Pacific revenue was driven by our biomolecular analysis and genomics businesses.

For the three months ended April 30, 2023, revenue growth in the pharmaceutical market was driven by strong performance in our nucleic acid solutions business. Revenue growth in the diagnostics and clinical market was driven by strong results in our pathology and companion diagnostics businesses. The revenue in the academia and government markets declined due to our biomolecular analysis and genomics businesses. For the six months ended April 30, 2023, revenue growth in the pharmaceutical market was driven by our nucleic acid solutions business. Our diagnostics and clinical market revenue growth was flat while the revenue in the academia and government markets declined due to our biomolecular analysis and genomics businesses.

    Looking forward, despite the challenging macroeconomic environment and geopolitical uncertainties and the short-term unfavorable market conditions affecting our genomics business, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with the planned expansion of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We are expanding our capabilities in NGS-based cancer diagnostics and will provide innovative technology to further serve the needs of the fast-growing precision medicine market. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	51.8%	56.0%	51.5%	54.4%	(4) ppts	(3) ppts
Research and development	$39	$35	$76	$69	11%	11%
Selling, general and administrative	$76	$74	$155	$151	2%	2%
Operating margin	20.2%	25.5%	18.8%	22.9%	(5) ppts	(4) ppts
Income from operations	$73	$91	$132	$159	(20)%	(17)%

Gross margin for products and services for the three and six months ended April 30, 2023, decreased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2023 decreased due to unfavorable market conditions in our genomics business which impacted our overall business mix, higher wages and infrastructure costs and unfavorable impact of currency movements.

Research and development expenses for the three and six months ended April 30, 2023, increased 11 percent in both periods when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2023 increased primarily due to higher wages, additional expenses related to an acquisition and program investments in multiple next generation platform projects.

Selling, general and administrative expenses for the three and six months ended April 30, 2023, increased 2 percent in both periods when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2023 increased due to higher wages, higher infrastructure costs and additional expenses related to an acquisition which were partially offset by the favorable impact of currency movements. Selling, general and administrative expenses for the six months ended April 30, 2023 increased due to higher wages, higher infrastructure costs and additional expenses related to an acquisition which were partially offset by the favorable impact of currency movements.

Operating margin for products and services for the three and six months ended April 30, 2023 decreased 5 percentage points and 4 percentage points, respectively, when compared to the same periods last year. The decrease in operating margin for the three and six months ended April 30, 2023 was primarily due to higher cost of sales and operating expenses.

Income from operations for the three and six months ended April 30, 2023 decreased $18 million or 20 percent and $27 million or 17 percent, respectively, on corresponding revenue increase of $4 million and $7 million, respectively. Income from operations for the three months ended April 30, 2023 decreased due to unfavorable impact of currency movements, unfavorable business mix, acquisition costs and higher wages. Income from operations for the six months ended April 30, 2023 decreased due to unfavorable impact of currency movements, unfavorable business mix, acquisition costs and higher wages.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$387	$353	$768	$712	10%	8%

Agilent CrossLab business revenue for the three and six months ended April 30, 2023 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2023 had an overall unfavorable impact on revenue growth of 3 percentage points and 5 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2023 increased 12 percent in the Americas with no currency impact, increased 6 percent in Europe with a 4 percentage point unfavorable currency impact and increased 10 percent in Asia Pacific with a 7 percentage point unfavorable currency impact compared to the same period last year. For the three months ended April 30, 2023, revenue growth in all three regions reflected consistent high demand for repair services, compliance services, installation services and consultative services across the entire portfolio.

Revenue for the six months ended April 30, 2023 increased 14 percent in the Americas with no currency impact, increased 3 percent in Europe with a 7 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific with a 9 percentage point unfavorable currency impact compared to the same period last year. For the six months ended April 30, 2023, revenue growth in all three regions reflected consistent high demand for repair services, compliance services, installation services and consultative services across the entire portfolio.

For the three and six months ended April 30, 2023, we saw strong revenue growth across all of the end markets. Revenue growth in the academia and government markets was mainly driven by demand across the entire portfolio of services on the biomolecular and liquid chromatography platforms when compared to the same period last year. Revenue growth in the pharmaceutical market was broad-based across the entire portfolio of services and across the majority of platforms when compared to the same period last year.

Looking forward, Agilent CrossLab services are well positioned to continue their success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	47.0%	47.1%	47.8%	47.3%	—	1 ppt
Research and development	$8	$7	$17	$15	11%	8%
Selling, general and administrative	$71	$72	$144	$144	(1)%	—
Operating margin	26.6%	24.6%	26.8%	24.9%	2 ppts	2 ppts
Income from operations	$103	$87	$206	$178	18%	16%

Gross margin for the three and six months ended April 30, 2023 was flat and increased 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2023 was impacted by higher sales volume and targeted price increases that improved margins, which were partially offset by higher wages, travel and service delivery and parts costs and unfavorable impact of currency movements.

Research and development expenses for the three and six months ended April 30, 2023 increased 11 percent and 8 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2023 increased mainly due to higher wages partially offset by the favorable impact of currency movements.

Selling, general and administrative expenses for the three and six months ended April 30, 2023 decreased 1 percent and were flat, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2023 decreased primarily due to lower commissions and a favorable impact of currency movements partially offset by higher wages. Selling, general and administrative expenses for the six months ended April 30, 2023 were flat primarily due to lower commissions and a favorable impact of currency movements fully offset by higher wages.

Operating margin for products and services for the three and six months ended April 30, 2023 increased 2 percentage points in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2023 increased mostly driven by higher sales volume with improved gross margins in addition to minimal growth in expenses.

Income from operations for the three and six months ended April 30, 2023 increased $16 million or 18 percent and $28 million or 16 percent, respectively, on a corresponding revenue increase of $34 million and $56 million, respectively. Income from operations for the three and six months ended April 30, 2023 increased primarily due to higher sales volume partially offset by the unfavorable impact of currency movements.

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

Our financial position as of April 30, 2023 consisted of cash and cash equivalents of $1,175 million as compared to $1,053 million as of October 31, 2022.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $694 million for the six months ended April 30, 2023 compared to cash inflow of $538 million for the same period in 2022. Net cash from operating activities in 2023 was helped in part by deferring estimated U.S. tax payments to our fiscal fourth quarter due to the payment deferral relief made available by the IRS to taxpayers in designated counties in California. Net cash paid for income taxes in the six months ended April 30, 2023 was approximately $128 million compared to income taxes paid of $134 million for the same period in 2022. Other assets and liabilities, for the six months ended April 30, 2023, had cash inflow of $36 million compared to cash outflow of $7 million for the same period in 2022.

In the six months ended April 30, 2023, accounts receivable provided cash of $49 million compared to cash used of $108 million for the same period in 2022. Days’ sales outstanding ("DSO") as of April 30, 2023 was 73 days when compared to 69 days as of April 30, 2022. The increase in DSO was due to higher shipments near the end of the quarter. Cash used for inventory was $71 million for the six months ended April 30, 2023 compared to cash used of $124 million for the same period in 2022. Inventory days on-hand was 125 days as of April 30, 2023 compared to 113 days as of April 30, 2022 mainly due to increased inventory levels to meet customer needs and to compensate for long lead time in ordering from our suppliers. In the six months ended April 30, 2023, accounts payable used cash of $101 million compared to cash provided of $54 million for the same period in 2022.

The employee compensation and benefits liability used cash of $110 million for the six months ended April 30, 2023 compared to cash used of $144 million for the same period in 2022. This was largely due to a decrease in variable and incentive payments which were $185 million in 2023 compared to $201 million in 2022. In addition, the lower use of cash was due to an increase in the vacation liability.
We contributed approximately $9 million and $8 million to our defined benefit plans in the six months ended April 30, 2023 and 2022, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $9 million to our defined benefit plans during the remainder of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $181 million for the six months ended April 30, 2023 as compared to net cash used in investing activities of $155 million in the same period of 2022. In the six months ended April 30, 2023, cash used of $51 million was related to two acquisitions.

Investments in property, plant and equipment were $133 million for the six months ended April 30, 2023 compared to $139 million in the same period of 2022. These continued investments in property plant and equipment are primarily due to the planned expansion of our nucleic acid solutions production facility in Frederick, Colorado. In January 2023, we announced that we will be investing $725 million to further expand our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. We expect that total capital expenditures for the current year will be approximately $500 million. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2023 was $407 million compared to net cash used in financing activities of $669 million for the same period of 2022.

Treasury Stock Repurchases

Our 2021 repurchase program authorized the purchase of up to $2.0 billion of our common stock at the company's discretion and had no fixed termination date. During the six months ended April 30, 2023 and 2022 we repurchased and retired 661,739 shares for $99 million and 4.658 million shares for $681 million, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the six months ended April 30, 2023, we repurchased and retired 443,690 shares for $61 million under this authorization. As of April 30, 2023, we had remaining authorization to repurchase up to approximately $1.939 billion of our common stock under the 2023 repurchase program.

Dividends

During the six months ended April 30, 2023 and 2022, we paid cash dividends of $0.450 per common share or $133 million, and $0.420 per common share or $126 million, respectively, on the company's common stock.

On May 17, 2023, our board of directors declared a quarterly dividend of $0.225 per share of common stock or approximately $66 million which will be paid on July 26, 2023 to all shareholders of record at the close of business on July 3, 2023. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Contingent Consideration Payment

During the six months ended April 30, 2023, we paid $65 million in contingent consideration payments related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience. Of the $65 million payment, $3 million is included as an outflow in cash from operations.

Credit Facilities and Short-Term Debt

On March 13, 2019, we entered into a credit agreement with a group of financial institutions which, as amended, provided for a $1 billion five-year unsecured credit facility that will expire on March 13, 2024 and incremental term loan facilities in an aggregate amount of up to $500 million. On April 21, 2021, we entered into an incremental assumption agreement, pursuant to which the aggregate amount available for borrowing under the revolving credit facility was increased to $1.35 billion and the aggregate amount available for incremental facilities was refreshed to remain at $500 million. During the six months ended April 30, 2023, we borrowed and repaid $175 million under the credit facility. As of April 30, 2023, we had no borrowings outstanding under both the credit facility and the incremental facilities. We were in compliance with the covenants for the credit facility during the six months ended April 30, 2023.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2023, we borrowed $1,412 million and repaid $1,447 million. As of April 30, 2023, we had no borrowings outstanding under our U.S. commercial paper program.

Long-Term Debt

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of April 30, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 5.81 percent.

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2023 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Other

Our commitments for indirect material and services decreased by $19 million from $139 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers decreased by $157 million as supply issues improved from $1,043 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 to our contractual commitments in the first six months of fiscal year 2023. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2023 and October 31, 2022 include $187 million and $216 million, respectively, related to long-term income tax liabilities. Of these amounts, $99 million related to uncertain tax positions as of both April 30, 2023 and October 31, 2022, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of April 30, 2023 the remaining $88 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 53 percent and 54 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2023 and 2022, respectively. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 4 percentage points in the six months ended April 30, 2023. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2023, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is sensitive to negative changes in general economic conditions, both inside and outside the United States. Slower global economic growth, increasing interest rates, inflationary pressures, instability and uncertainty in the markets in which we operate may adversely impact our business resulting in:

•reduced demand and longer sales cycle for our products, delays in the shipment of orders, or increases in order cancellations;
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

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities, available resources, mergers and consolidations, institutional and governmental budgetary policies and spending priorities, and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, consolidation, spending priorities, general economic conditions, medical reimbursement policies and institutional and governmental budgetary policies. The timing and amount of revenue from customers that rely on government funding or research may vary significantly due to factors that can be difficult to forecast, including changes in spending authorizations and budgetary priorities for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the six months ended April 30, 2023 had an overall unfavorable impact on revenue of approximately 4 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The Organization for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if and when finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes.

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

We are party to a $1.35 billion five-year unsecured credit facility that will expire on March 13, 2024 and a $600 million term loan facility that matures on April 15, 2025. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $500 million. As of April 30, 2023, we had no borrowings outstanding under the credit facility, the incremental facilities and our U.S. commercial paper program. We also had outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes and $600 million outstanding under the term loan facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2023, we had cash and cash equivalents of approximately $1.2 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2023.

Period	Total Number of Shares of Common Stock Purchased (1)(2)	Weighted Average Price Paid per Share of Common Stock (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)(2)
	(a)	(b)	(c)	(d)
2021 Repurchase Program
Feb. 1, 2023 through Feb. 28, 2023	162,399	$149.17	162,399	$339

2023 Repurchase Program
Mar. 1, 2023 through Mar. 31, 2023	255,938	$136.44	255,938	$1,965
Apr. 1, 2023 through Apr. 30, 2023	187,752	$137.63	187,752	$1,939
Total	606,089	$140.22	606,089	$1,939

(1)On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. On March 1, 2023 the 2021 repurchase program was terminated and the remaining authorization of $339 million expired. As of April 30, 2023, all repurchased shares under this authorization to date have been retired.

(2)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. As of April 30, 2023, all repurchased shares under this authorization to date have been retired.

(3)The weighted average price paid per share of common stock does not include the cost of commissions.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Agilent Technologies, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2023

3.2	Amended and Restated Bylaws of Agilent Technologies, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Schema Document

101.CAL XBRL	Calculation Linkbase Document

101.LAB XBRL	Labels Linkbase Document

101.PRE XBRL	Presentation Linkbase Document

101.DEF XBRL	Definition Linkbase Document

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 26, 2023	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 26, 2023	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)