Form 10-Q
period 2023-07-31
AGILENT TECHNOLOGIES, INC.
filed 2023-08-31
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2023
OR
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

As of August 23, 2023, the registrant had 292,587,273 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net revenue:
Products	$1,222	$1,306	$3,819	$3,773
Services and other	450	412	1,326	1,226
Total net revenue	1,672	1,718	5,145	4,999
Costs and expenses:
Cost of products	784	558	1,890	1,633
Cost of services and other	230	221	705	656
Total costs	1,014	779	2,595	2,289
Research and development	118	116	367	348
Selling, general and administrative	407	412	1,241	1,215
Total costs and expenses	1,539	1,307	4,203	3,852
Income from operations	133	411	942	1,147
Interest income	13	2	34	4
Interest expense	(24)	(19)	(73)	(61)
Other income (expense), net	10	3	16	(41)
Income before taxes	132	397	919	1,049
Provision for income taxes	21	68	154	163
Net income	$111	$329	$765	$886

Net income per share:
Basic	$0.38	$1.10	$2.59	$2.95
Diluted	$0.38	$1.10	$2.58	$2.94

Weighted average shares used in computing net income per share:
Basic	294	298	295	300
Diluted	295	299	296	301

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Net income	$111	$329	$765	$886
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $1, $(5) and $8	2	4	(13)	26
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $1, $(3), $0 and $(5)	1	(8)	—	(14)
Foreign currency translation, net of tax expense (benefit) of $(1), $0, $(2) and $0	9	(29)	87	(110)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net loss, net of tax expense of $0, $2, $0 and $7	(1)	5	3	19
Change in net prior service benefit, net of tax expense of $0, $0, $0 and $0	—	(1)	(1)	(1)
Other comprehensive income (loss)	11	(29)	76	(80)
Total comprehensive income	$122	$300	$841	$806

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	July 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,329	$1,053
Accounts receivable, net	1,339	1,405
Inventory	1,072	1,038
Other current assets	290	282
Total current assets	4,030	3,778
Property, plant and equipment, net	1,211	1,100
Goodwill	3,984	3,952
Other intangible assets, net	502	821
Long-term investments	190	195
Other assets	758	686
Total assets	$10,675	$10,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$452	$580
Employee compensation and benefits	331	455
Deferred revenue	512	461
Short-term debt	55	36
Other accrued liabilities	410	329
Total current liabilities	1,760	1,861
Long-term debt	2,734	2,733
Retirement and post-retirement benefits	92	97
Other long-term liabilities	531	536
Total liabilities	5,117	5,227
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125 million shares authorized; none issued and outstanding at July 31, 2023 and October 31, 2022	—	—
Common stock; $0.01 par value; 2 billion shares authorized; 293 million shares at July 31, 2023 and 295 million shares at October 31, 2022 issued and outstanding	3	3
Additional paid-in-capital	5,382	5,325
Retained earnings	444	324
Accumulated other comprehensive loss	(271)	(347)
Total stockholders' equity	5,558	5,305
Total liabilities and stockholders' equity	$10,675	$10,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net income	$765	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209	244
Share-based compensation	97	99
Deferred taxes	(69)	25
Excess and obsolete inventory related charges	27	16
Loss on extinguishment of debt	—	9
Net loss on equity securities	13	60
Asset impairment charges	277	—
Change in fair value of contingent consideration	1	(25)
Other non-cash (income) expense, net	4	10
Changes in assets and liabilities:
Accounts receivable, net	113	(233)
Inventory	(53)	(206)
Accounts payable	(117)	110
Employee compensation and benefits	(137)	(98)
Other assets and liabilities	126	(33)
Net cash provided by operating activities	1,256	864

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(214)	(221)
Payments to acquire equity securities	(3)	(10)
Proceeds from sale of equity securities	5	22
Payments in exchange for convertible note	(11)	(1)
Proceeds from convertible note	4	—
Acquisitions of businesses and intangible assets, net of cash acquired	(51)	(18)
Net cash used in investing activities	(270)	(228)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	65	55
Payments of taxes related to net share settlement of equity awards	(53)	(65)
Payments of dividends	(199)	(188)
Proceeds from issuance of long-term debt	—	600
Repayments of senior notes	—	(609)
Net proceeds from short-term debt	20	180
Payment for contingent consideration	(67)	—
Payments for repurchase of common stock	(495)	(1,004)
Net cash used in financing activities	(729)	(1,031)

Effect of exchange rate movements	19	(22)

Net increase (decrease) in cash, cash equivalents and restricted cash	276	(417)

Cash, cash equivalents and restricted cash at beginning of period	1,056	1,490
Cash, cash equivalents and restricted cash at end of period	$1,332	$1,073

Supplemental cash flow information:
Income tax paid, net of refunds received	$143	$217
Interest payments, net of capitalized interest	$60	$56
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(20)	$1
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2023	295,261	$3	$5,360	$700	$(282)	$5,781
Components of comprehensive income, net of tax:
Net income	—	—	—	111	—	111
Other comprehensive income	—	—	—	—	11	11
Total comprehensive income						122
Cash dividends declared ($0.225 per common share)	—	—	—	(66)	—	(66)
Share-based awards issued, net of tax of $1	298	—	29	—	—	29
Repurchase of common stock, including excise taxes	(2,812)	—	(36)	(301)	—	(337)
Share-based compensation	—	—	29	—	—	29
Balance as of July 31, 2023	292,747	$3	$5,382	$444	$(271)	$5,558

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	765	—	765
Other comprehensive income	—	—	—	—	76	76
Total comprehensive income						841
Cash dividends declared ($0.675 per common share)	—	—	—	(199)	—	(199)
Share-based awards issued, net of tax of $53	1,405	—	11	—	—	11
Repurchase of common stock, including excise taxes	(3,917)	—	(51)	(446)	—	(497)
Share-based compensation	—	—	97	—	—	97
Balance as of July 31, 2023	292,747	$3	$5,382	$444	$(271)	$5,558

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2022	298,565	$3	$5,292	$160	$(333)	$5,122
Components of comprehensive income, net of tax:
Net income	—	—	—	329	—	329
Other comprehensive loss	—	—	—	—	(29)	(29)
Total comprehensive income						300
Cash dividends declared ($0.210 per common share)	—	—	—	(62)	—	(62)
Share-based awards issued, net of tax of $1	308	—	26	—	—	26
Repurchase of common stock	(2,673)	—	(35)	(288)	—	(323)
Share-based compensation	—	—	28	—	—	28
Balance as of July 31, 2022	296,200	$3	$5,311	$139	$(362)	$5,091

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2022	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	886	—	886
Other comprehensive loss	—	—	—	—	(80)	(80)
Total comprehensive income						806
Cash dividends declared ($0.630 per common share)	—	—	—	(188)	—	(188)
Share-based awards issued, net of tax of $65	1,323	—	(11)	—	—	(11)
Repurchase of common stock	(7,331)	—	(97)	(907)	—	(1,004)
Share-based compensation	—	—	99	—	—	99
Balance as of July 31, 2022	296,200	$3	$5,311	$139	$(362)	$5,091

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

Shutdown of Resolution Bioscience Business. During the three months ended July 31, 2023, we made the decision to shut down the Resolution Bioscience business. As a result, we have recorded a long-lived asset impairment charge of $270 million in both the three and nine months ended July 31, 2023.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2023 and 2022 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2022 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2023 and October 31, 2022, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2023 and 2022, condensed consolidated statement of operations for the three and nine months ended July 31, 2023 and 2022, condensed consolidated statement of cash flows for the nine months ended July 31, 2023 and 2022 and condensed consolidated statement of equity for the three and nine months ended July 31, 2023 and 2022.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	July 31,	October 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$1,329	$1,053
Restricted cash included in other assets	3	3
Total cash, cash equivalents and restricted cash	$1,332	$1,056

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Leases. As of July 31, 2023 and October 31, 2022, operating lease right-of-use assets where we are the lessee were $166 million and $150 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $178 million and $152 million as of July 31, 2023 and October 31, 2022, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2023 and October 31, 2022, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2023 and October 31, 2022, the total carrying value of investments and loans in privately held companies considered as VIEs was $77 million and $87 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of July 31, 2023 and October 31, 2022, the fair value of the term loan approximates its carrying value. As of July 31, 2023, the fair value of our senior notes was $1,830 million with a carrying value of $2,134 million. This compares to the fair value of our senior notes of $1,754 million with a carrying value of $2,133 million as of October 31, 2022. The change in the fair value compared to carrying value in the nine months ended July 31, 2023 is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2023				2022
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$312	$159	$196	$667	$336	$147	$188	$671
Europe	217	108	107	432	210	94	103	407
Asia Pacific	398	129	46	573	473	118	49	640
Total	$927	$396	$349	$1,672	$1,019	$359	$340	$1,718

	Nine Months Ended July 31,
	2023				2022
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$954	$467	$609	$2,030	$974	$416	$577	$1,967
Europe	701	309	311	1,321	678	289	314	1,281
Asia Pacific	1,273	388	133	1,794	1,239	366	146	1,751
Total	$2,928	$1,164	$1,053	$5,145	$2,891	$1,071	$1,037	$4,999

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$592	$643	$1,843	$1,834
Chemicals and Advanced Materials	378	389	1,162	1,097
Diagnostics and Clinical	241	234	730	718
Food	151	151	472	446
Academia and Government	146	139	451	426
Environmental and Forensics	164	162	487	478
Total	$1,672	$1,718	$5,145	$4,999

Revenue by Type
Instrumentation	$643	$737	$2,091	$2,074
Non-instrumentation and other	1,029	981	3,054	2,925
Total	$1,672	$1,718	$5,145	$4,999

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of July 31, 2023 and October 31, 2022 were $240 million and $275 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2023:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2022	$557
Net revenue deferred in the period	438
Revenue recognized that was included in the contract liability balance at the beginning of the period	(368)
Change in deferrals from customer cash advances, net of revenue recognized	(24)
Currency translation and other adjustments	19
Ending balance as of July 31, 2023	$622

During the nine months ended July 31, 2022 revenue recognized that was included in the contract liability balance at October 31, 2021 was $336 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2023 and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2023, was $354 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Cost of products and services	$8	$7	$28	$24
Research and development	5	3	13	11
Selling, general and administrative	16	18	57	65
Total share-based compensation expense	$29	$28	$98	$100

At July 31, 2023 and October 31, 2022, no share-based compensation was capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Stock Option Plans:
Weighted average risk-free interest rate	3.8%	3.2%	3.9%	1.4%
Dividend yield	0.7%	0.7%	0.6%	0.5%
Weighted average volatility	29%	27%	28%	26%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	31%	29%	31%	29%
Volatility of selected peer-company shares	22%-84%	23%-81%	22%-84%	23%-81%
Pair-wise correlation with selected peers	42%	41%	42%	41%

Post-vest holding restriction discount for all executive awards	7.1%	6.5%	7.1%	6.5%

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

5.     INCOME TAXES

For the three and nine months ended July 31, 2023, our income tax expense was $21 million with an effective tax rate of 15.9 percent and $154 million with an effective tax rate of 16.8 percent, respectively. Our effective tax rate increased in 2023 compared to 2022, primarily due to the mandatory capitalization of research and development expenses, which became effective for Agilent in the first quarter of 2023, due to a change in tax law from the Tax Cuts and Jobs Act of 2017. For the three and nine months ended July 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $63 million due to the asset impairment charge related to the shutdown of our Resolution Bioscience business. For the nine months ended July 31, 2023, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $13 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $10 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For the three and nine months ended July 31, 2022, our income tax expense was $68 million with an effective tax rate of 17.1 percent and $163 million with an effective tax rate of 15.5 percent, respectively. For the three months ended July 31, 2022, there were no significant discrete items. For the nine months ended July 31, 2022, our effective tax rate and the resulting provision for income taxes were impacted by the excess tax benefits from stock-based compensation of $18 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Numerator:
Net income	$111	$329	$765	$886
Denominator:
Basic weighted-average shares	294	298	295	300
Potential common shares— stock options and other employee stock plans	1	1	1	1
Diluted weighted-average shares	295	299	296	301

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

For both the three and nine months ended July 31, 2023 and 2022, potential common shares excluded from the calculation of diluted earnings per share were not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

Inventory as of July 31, 2023 and October 31, 2022 consisted of the following:

	July 31, 2023	October 31, 2022
	(in millions)
Finished goods	$574	$555
Purchased parts and fabricated assemblies	498	483
Inventory	$1,072	$1,038

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2023:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2022	$1,743	$1,953	$256	$3,952
Foreign currency translation impact	11	1	5	17
Goodwill arising from acquisitions and adjustments	—	15	—	15
Goodwill as of July 31, 2023	$1,754	$1,969	$261	$3,984

The component parts of other intangible assets as of October 31, 2022 and July 31, 2023 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2022
Purchased technology	$1,733	$1,068	$665
Trademark/Tradename	196	148	48
Customer relationships	180	105	75
Backlog	8	8	—
Third-party technology and licenses	32	9	23
Total amortizable intangible assets	2,149	1,338	811
In-Process R&D	10	—	10
Total	$2,159	$1,338	$821
As of July 31, 2023
Purchased technology	$1,470	$1,078	$392
Trademark/Tradename	196	159	37
Customer relationships	156	114	42
Third-party technology and licenses	33	12	21
Total amortizable intangible assets	1,855	1,363	492
In-Process R&D	10	—	10
Total	$1,865	$1,363	$502

During the nine months ended July 31, 2023, we recorded additions of $15 million to goodwill and $49 million to other intangible assets in our diagnostics and genomics and life sciences and applied markets segments related to two acquisitions. During the nine months ended July 31, 2023, other intangible assets in total increased $3 million due to the impact of foreign currency translation.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2023 and 2022 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets. During the three and nine months ended July 31, 2023, we recorded an impairment of finite-lived intangible assets of $258 million related to the shutdown of our Resolution Bioscience business in our diagnostics and genomics segment. Of the $258 million, $249 million was recorded in cost of sales and $9 million was recorded in selling, general and administrative expenses on our condensed consolidated statement of operations in both the three and nine months ended July 31, 2023.

Amortization expense of intangible assets was $39 million and $113 million for the three and nine months ended July 31, 2023, respectively. Amortization expense of intangible assets was $48 million and $150 million for the three and nine months ended July 31, 2022, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2023 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2023	$27
2024	$100
2025	$83
2026	$53
2027	$52
2028	$45
Thereafter	$132

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2023 were as follows:

		Fair Value Measurement at July 31, 2023 Using
	July 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$719	$719	$—	$—
Derivative instruments (foreign exchange contracts)	11	—	11	—
Long-term
Trading securities	38	38	—	—
Other investments	29	—	29	—
Total assets measured at fair value	$797	$757	$40	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Contingent consideration	2	—	—	2
Long-term
Deferred compensation liability	38	—	38	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$51	$—	$48	$3

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2022 were as follows:

		Fair Value Measurement at October 31, 2022 Using
	October 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$492	$492	$—	$—
Derivative instruments (foreign exchange contracts)	31	—	31	—
Long-term
Trading securities	31	31	—	—
Other investments	23	—	23	—
Total assets measured at fair value	$577	$523	$54	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	66	—	—	66
Long-term
Deferred compensation liability	31	—	31	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$103	$—	$36	$67

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

Other investments represent shares we own in a special fund that targets underlying investments of approximately 40 percent in debt securities and 60 percent in equity securities. These shares have been classified as level 2 because, although the shares of the fund are not traded on any active stock exchange, each of the individual underlying securities are or can be derived from similar securities traded on an active market and hence we have a readily determinable value for the underlying securities, from which we are able to determine the fair market value for the special fund itself.

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Net gain (loss) recognized during the period on equity securities	$1	$2	$(13)	$(60)
Less: Net gain (loss) on equity securities sold during the period	$—	$12	$(15)	$12
Unrealized gain (loss) on equity securities	$1	$(10)	$2	$(72)

Contingent Consideration. As of July 31, 2023, the fair value of the contingent consideration liability relates to milestone payments in connection with one acquisition.

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$8	$67	$67	$89
Additions to contingent consideration (including measurement period adjustment)	$—	$—	$5	$3
Payments	$(5)	$—	$(70)	$—
Change in fair value (included within selling, general and administrative expenses)	$—	$—	$1	$(25)
Ending balance	$3	$67	$3	$67

The fair value of the contingent consideration liability as of July 31, 2023, was estimated to be $3 million of which $2 million was recorded in other accrued liabilities and $1 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. During the nine months ended July 31, 2023, we made contingent consideration payments totaling $70 million related to the achievement of a certain technical milestones associated with our acquisition of Resolution Bioscience and another acquisition.

Resolution Bioscience. In the third quarter of fiscal year 2023, we decided to shut down the Resolution Bioscience business. As a result, there are no potential future milestone payments.

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2023 and 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2023, long-lived assets held and used with a carrying amount of $277 million were written down to fair value of zero, resulting in an impairment charge of $277 million primarily related to the shutdown of our Resolution Bioscience business in our diagnostics and genomics segment. For the three and nine months ended July 31, 2023, there were no impairments of long-lived assets held for sale.

For the three and nine months ended July 31, 2022, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

Non-Marketable Equity Securities

For the three and nine months ended July 31, 2023, there were no impairments or unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

For the three and nine months ended July 31, 2022, there were no impairments of non-marketable securities. For the three and nine months ended July 31, 2022, an unrealized gain of $2 million and $5 million, respectively, was included in net income as an adjustment to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of July 31, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $36 million gain and a $1 million loss, and the carrying amount was $124 million. As of July 31, 2022, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $35 million gain and no losses, and the carrying amount was $136 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2023, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2023 and 2022, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2023 was $3 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2023 was $4 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and nine months ended July 31, 2023, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2023, was $6 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2023.

There were 270 foreign exchange forward contracts open as of July 31, 2023, and designated as cash flow hedges. There were 191 foreign exchange forward contracts open as of July 31, 2023, and not designated as hedging instruments. There were 3 foreign exchange forward contracts open as of July 31, 2023, and designated as a net investment hedge.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregated notional amounts by currency and designation as of July 31, 2023, were as follows:

	Derivatives Designated as Cash Flow Hedges	Derivatives Designated as Net Investment Hedges	Derivatives Not Designated as Hedging Instruments
	Forward Contracts USD	Forward Contracts USD	Forward Contracts USD
Currency	Buy/(Sell)	Buy/(Sell)	Buy/(Sell)
	(in millions)
Euro	$(94)	$(11)	$25
British Pound	(59)	—	(6)
Canadian Dollar	(44)	—	(14)
Japanese Yen	(79)	—	(35)
Danish Krone	—	—	25
Korean Won	(59)	—	(3)
Singapore Dollar	19	—	16
Chinese Yuan Renminbi	(72)	—	(121)
Taiwan Dollar	—	—	(11)
Indian Rupee	—	—	(18)
Other	4	—	7
Totals	$(384)	$(11)	$(135)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance. The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2023, and October 31, 2022, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2023	October 31, 2022	Balance Sheet Location	July 31, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$7	$23	Other accrued liabilities	$6	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$4	$8	Other accrued liabilities	$4	$3
Total derivatives	$11	$31		$10	$5

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$2	$5	$(18)	$34
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(1)	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$(2)	$12	$1	$20
Gain on time value of forward contracts recorded in cost of sales	$2	$—	$5	$—

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$—	$—	$(1)	$4

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$5	$—	$(1)	$(1)

At July 31, 2023, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $6 million. Within the next twelve months it is estimated that $1 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic costs (benefits). For the three and nine months ended July 31, 2023 and 2022, our net pension and post retirement benefit costs (benefits) were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$6	$—	$—
Interest cost on benefit obligation	5	3	6	2	1	1
Expected return on plan assets	(5)	(6)	(9)	(10)	(1)	(1)
Amortization:
Actuarial losses	—	—	—	6	—	—
Prior service credits	—	—	—	—	—	(1)
Total net plan costs (benefits)	$—	$(3)	$2	$4	$—	$(1)

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	(in millions)
Service cost—benefits earned during the period	$—	$—	$13	$18	$—	$—
Interest cost on benefit obligation	15	10	18	7	3	2
Expected return on plan assets	(14)	(20)	(27)	(33)	(3)	(4)
Amortization:
Actuarial losses (gains)	—	—	(1)	19	—	(1)
Prior service credits	—	—	—	—	(1)	(1)
Total net plan costs (benefits)	$1	$(10)	$3	$11	$(1)	$(4)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31,		July 31,		For Remainder of Year
	2023	2022	2023	2022	2023
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$8	$5	$17	$13	$4

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2023	2022
	(in millions)
Standard warranty accrual, beginning balance	$30	$30
Accruals for warranties including change in estimates	42	38
Settlements made during the period	(44)	(37)
Standard warranty accrual, ending balance	$28	$31

Accruals for warranties due within one year	$28	$30
Accruals for warranties due after one year	—	1
Standard warranty accrual, ending balance	$28	$31

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $42 million and $37 million as of July 31, 2023 and October 31, 2022, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and incremental term loan facilities in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the nine months ended July 31, 2023, we borrowed and repaid $360 million. As of July 31, 2023, we had no borrowings outstanding under both the credit facility and the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2023.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2023, we borrowed and repaid $1 million. As of July 31, 2023, we had no borrowings outstanding under the credit facility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. On July 3, 2023, we increased the authorized maximum amount of notes that may be outstanding to $1.5 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2023, we borrowed $1.54 billion and repaid $1.52 billion. As of July 31, 2023, we had borrowings of $55 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 5.4 percent.

14. LONG-TERM DEBT

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of July 31, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.13 percent. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the nine months ended July 31, 2023.

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2023	October 31, 2022
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	299	299
2029 Senior Notes	495	495
2030 Senior Notes	496	496
2031 Senior Notes	844	843
Total Senior Notes	$2,134	$2,133

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2023, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

15. STOCKHOLDERS' EQUITY

Stock Repurchase Program

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended July 31, 2023, we repurchased and retired 661,739 shares for $99 million under this authorization. During the three and nine months ended July 31, 2022, we repurchased and retired 2.673 million shares for $323

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

million and 7.331 million shares for $1.004 billion, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three and nine months ended July 31, 2023, we repurchased and retired 2.812 million shares for $335 million and 3.256 million shares for $396 million, respectively, excluding excise taxes, under this authorization. As of July 31, 2023, we had remaining authorization to repurchase up to approximately $1.604 billion of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $2.4 million as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our condensed consolidated balance sheet.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.675 per common share or $199 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2022, we paid cash dividends of $0.210 per common share or $62 million and $0.630 per common share or $188 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2023	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2023	$(257)	$122	$(151)	$4	$(282)

Other comprehensive income (loss) before reclassifications	8	—	—	2	10

Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(1)	2	1

Tax benefit (expense)	1	—	—	(1)	—

Other comprehensive income (loss)	9	—	(1)	3	11

As of July 31, 2023	$(248)	$122	$(152)	$7	$(271)

Nine Months Ended July 31, 2023

As of October 31, 2022	$(335)	$123	$(155)	$20	$(347)

Other comprehensive income (loss) before reclassifications	85	—	4	(18)	71

Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	(1)	—	(2)

Tax benefit	2	—	—	5	7

Other comprehensive income (loss)	87	(1)	3	(13)	76

As of July 31, 2023	$(248)	$122	$(152)	$7	$(271)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2023 and 2022 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Unrealized gain (loss) on derivatives	$(2)	$12	$1	$20	Cost of products
Unrealized gain (loss) on derivatives	—	(1)	(1)	(1)	Interest expense
	(2)	11	—	19	Total before income tax
	1	(3)	—	(5)	(Provision) benefit for income tax
	(1)	8	—	14	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	1	(7)	1	(19)	Other income (expense)
Prior service benefit	—	1	1	1	Other income (expense)
	1	(6)	2	(18)	Total before income tax
	—	2	(1)	5	(Provision) benefit for income tax
	1	(4)	1	(13)	Total net of income tax

Total reclassifications for the period	$—	$4	$1	$1

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of prior service benefit and actuarial net gain (loss) in respect of retirement plans and post retirement pension plans are included in the computation of net periodic cost (see Note 11, "Retirement Plans and Post Retirement Pension Plans").

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

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization of acquisition-related intangible assets, asset impairments, changes in the fair value of acquisition-related contingent consideration, acquisition and integration costs, transformational initiatives expenses, acceleration of share-based compensation expense, special compliance costs, business exit and divestiture costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$927	$1,019	$2,928	$2,891
Diagnostics and Genomics	349	340	1,053	1,037
Agilent CrossLab	396	359	1,164	1,071
Total net revenue	$1,672	$1,718	$5,145	$4,999

Segment Income From Operations:
Life Sciences and Applied Markets	$277	$311	$855	$821
Diagnostics and Genomics	84	73	216	232
Agilent CrossLab	129	88	335	266
Total segment income from operations	$490	$472	$1,406	$1,319

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in millions)
Total segment income from operations	$490	$472	$1,406	$1,319
Transformational initiatives	(19)	(8)	(31)	(21)
Amortization of intangible assets related to business combinations	(38)	(48)	(112)	(149)
Acquisition and integration costs	(5)	(4)	(12)	(19)
Asset impairment	(277)	—	(277)	—
Change in fair value of contingent consideration	—	—	(1)	25
Acceleration of share-based compensation expense	(5)	—	(5)	—
Business exit and divestiture costs	—	—	—	(7)
Special compliance costs	(4)	—	(9)	—
Other	(9)	(1)	(17)	(1)
Interest income	13	2	34	4
Interest expense	(24)	(19)	(73)	(61)
Other income (expense), net (1)	10	3	16	(41)
Income before taxes, as reported	$132	$397	$919	$1,049

(1) For the three and nine months ended July 31, 2023 and 2022, other income (expense), net includes net (gains) losses on the fair value of equity securities.

The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	July 31, 2023	October 31, 2022
	(in millions)
Assets:
Life Sciences and Applied Markets	$3,924	$3,955
Diagnostics and Genomics	3,255	3,489
Agilent CrossLab	926	869
Unallocated Assets	2,570	2,219
Total assets	$10,675	$10,532

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

Actual Results

Net revenue of $1,672 million and $5,145 million for the three and nine months ended July 31, 2023 decreased 3 percent and increased 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. Net revenue for the three months ended July 31, 2023, declined in our life sciences and applied markets segment, in the pharmaceutical and chemical and applied materials markets and in the Asia Pacific region primarily related to weaker demand in China compared to the same period last year. Net revenue for the nine months ended July 31, 2023, increased in all of our segments, geographic regions and in all of our end markets when compared to the same period last year. Revenue generated by our life sciences and applied markets business in the three and nine months ended July 31, 2023 decreased 9 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023, had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2023 increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had no overall impact and an overall unfavorable impact on revenue growth of 2 percentage points, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2023 increased 10 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2023 was $111 million and $765 million, respectively, compared to net income of $329 million and $886 million, respectively, for the corresponding periods last year. The decrease in net income for both the three and nine months ended July 31, 2023 were impacted by the asset impairment charges primarily related to the shutdown of our Resolution Bioscience business. In the nine months ended July 31, 2023, cash provided by operations was $1,256 million compared to cash provided by operations of $864 million in the same period last year.

Dividends. During the three and nine months ended July 31, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.675 per common share or $199 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2022, we paid cash dividends of $0.210 per common share or $62 million and $0.630 per common share or $188 million, respectively, on the company's common stock.

2021 Repurchase Program. During the nine months ended July 31, 2023, we repurchased and retired 661,739 shares for $99 million under this authorization. During the three and nine months ended July 31, 2022, we repurchased and retired 2.673 million shares for $323 million and 7.331 million shares for $1.004 billion, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three and nine months ended July 31, 2023, we repurchased and retired 2.812 million shares for $335 million and 3.256 million shares for $396 million, respectively, excluding excise taxes, under this authorization. As of July 31, 2023, we had remaining authorization to repurchase up to approximately $1.604 billion of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $2.4 million as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our condensed consolidated balance sheet.

Looking forward, we remain focused on improving our customers’ experience, differentiating product solutions and productivity. While we anticipate a challenging macroeconomic environment, particularly in China, and an overall pressure on our customers' capital expenditures in the near-term, we remain optimistic about our long-term growth opportunities in all of our key end markets. We expect to continue to face inflationary pressures which we will continue to mitigate through targeted pricing and various other cost savings strategies.

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

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the nine months ended July 31, 2023 had an overall unfavorable impact on revenue of 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
	(in millions)
Net revenue:
Products	$1,222	$1,306	$3,819	$3,773	(6)%	1%
Services and other	450	412	1,326	1,226	9%	8%
Total net revenue	$1,672	$1,718	$5,145	$4,999	(3)%	3%

Net revenue of $1,672 million and $5,145 million for the three and nine months ended July 31, 2023 decreased 3 percent and increased 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. In the three months ended July 31, 2023, net revenue declined in our life sciences and applied markets segment, in the pharmaceutical and chemical and applied materials markets and in the Asia Pacific region primarily related to weaker demand in China compared to the same period last year. In addition, net revenue in the three months ended July 31, 2022, benefited from the recognition of deferred revenue from the second quarter when we shut down our production facility and logistics center in Shanghai due to a COVID-19 outbreak in China. The net revenue decline was partially offset by revenue growth from our other segments primarily in Agilent Crosslab. For the nine months ended July 31, 2023 net revenue increased in all of our segments, geographic regions and in all of our end markets when compared to the same period last year.

Revenue from products for the three and nine months ended July 31, 2023 decreased 6 percent and increased 1 percent, respectively, when compared to the same periods last year. Product revenue in the three months ended July 31, 2023 was driven primarily by declines in our liquid chromatography, cell analysis and mass spectroscopy businesses partially offset by revenue growth from our nucleic acid solutions and pathology businesses. Product revenue growth in the nine months ended July 31, 2023 was driven by our nucleic acid solutions, liquid chromatography, spectroscopy and pathology businesses partially offset by declines in our genomics, mass spectroscopy and cell analysis businesses.

Services and other revenue for the three and nine months ended July 31, 2023 increased 9 percent and 8 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and nine months ended July 31, 2023, service revenue increases reflected strong growth from the majority of the services portfolio.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$927	$1,019	$2,928	$2,891	(9)%	1%
Diagnostics and genomics	349	340	1,053	1,037	3%	2%
Agilent CrossLab	396	359	1,164	1,071	10%	9%
Total net revenue	$1,672	$1,718	$5,145	$4,999	(3)%	3%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2023 decreased 9 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. For the three months ended July 31, 2023, we saw revenue decline significantly within the pharmaceutical market and modestly within the chemical and applied materials and food markets with modest revenue growth within the academia and government market when compared to the same period last year. For the nine months ended July 31, 2023, we saw revenue growth across most of our end markets led by strong revenue growth within the chemicals and advanced materials, academia and government and food markets partially offset by a significant decline in revenue from the pharmaceutical market when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2023, increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had no overall impact and an overall unfavorable impact on revenue growth of 2 percentage points, respectively, when compared to the same periods last year. For the three months ended July 31, 2023, we saw strong revenue growth in the pharmaceutical market led by our nucleic acid solutions business partially offset by decline in our biomolecular analysis business when compared to the same period last year. We saw modest revenue growth in the diagnostics and clinical market led by our pathology business partially offset by our genomics business when compared to the same period last year. For the nine months ended July 31, 2023, revenue growth in the pharmaceutical market was strong led by our nucleic acid solutions business which was partially offset by a decline in the academia and government markets when compared to the same period last year.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2023, increased 10 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2023, we saw strong revenue growth across all of our end markets led by the pharmaceutical, chemicals and advanced materials and academia and government markets when compared to the same periods last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Total gross margin	39.3%	54.7%	49.6%	54.2%	(15) ppts	(5) ppts
Research and development	$118	$116	$367	$348	2%	6%
Selling, general and administrative	$407	$412	$1,241	$1,215	(1)%	2%
Operating margin	7.9%	23.9%	18.3%	22.9%	(16) ppts	(5) ppts
Income from operations	$133	$411	$942	$1,147	(68)%	(18)%

Total gross margin for the three and nine months ended July 31, 2023 decreased 15 percentage points and 5 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2023 was significantly impacted by asset impairment charges of $253 million primarily related to the shutdown of our Resolution Bioscience business. Excluding these asset impairment charges, gross margin for the three and nine months ended July 31, 2023 was relatively flat in both periods when compared to the same periods last year. Gross margin for the three months ended July 31, 2023 was also impacted by lower variable pay expenses, lower shipping and logistics costs offset by lower sales volume, higher wages and inventory charges. Gross margin for the nine months ended July 31, 2023 was impacted by higher sales volume, targeted sales price increases, and lower variable pay expenses, shipping and logistics costs, and intangible amortization expense partially offset by the unfavorable impact of currency movements, higher wages and inventory charges.

Research and development expenses for the three and nine months ended July 31, 2023 increased 2 percent and 6 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2023 increased due to higher wages offset by lower variable pay expenses. Research and development expenses for the nine months ended July 31, 2023 increased due to higher wages and program costs in our life sciences and applied markets and diagnostics and genomics businesses partially offset by the lower variable pay expenses.

Selling, general and administrative expenses for the three and nine months ended July 31, 2023 decreased 1 percent and increased 2 percent, respectively, when compared to the same periods last year. The decrease in the three months ended July 31, 2023, was due to lower variable pay and intangible amortization expenses partially offset by asset impairment charges and other expenses primarily related to the shutdown of our Resolution Bioscience business and higher wages. The increase in the nine months ended July 31, 2023, was due to higher wages and asset impairment charges primarily related to the shutdown of our Resolution Bioscience business partially offset by lower variable pay, intangible amortization expense, sales commissions and the favorable impact of currency movements. Selling, general and administrative expenses for the nine months ended July 31, 2022 included a credit in expenses related to the decrease in the fair value of a contingent consideration liability.

Total operating margin for the three and nine months ended July 31, 2023 decreased 16 percentage points and 5 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2023 decreased due to asset impairment charges primarily related to the shutdown of our Resolution Bioscience business.

Income from operations for the three and nine months ended July 31, 2023 decreased $278 million or 68 percent and $205 million or 18 percent, respectively, due to asset impairment charges primarily related to the shutdown of our Resolution Bioscience business.

At July 31, 2023, our headcount was approximately 18,300 as compared to approximately 17,700 at July 31, 2022.

Other income (expense), net

In the three and nine months ended July 31, 2023 other income and expense, net includes a net gain of $1 million and a net loss of $13 million on equity securities, respectively. In the three and nine months ended July 31, 2023 other income and expense, net includes $3 million and $10 million, respectively, of income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). In the three and nine months ended July 31, 2023 other income and expense, net also includes income of $3 million and $8 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

In the three months ended July 31, 2022, other income and expense, net includes a $9 million loss on the extinguishment of long-term debt and a net gain on equity securities of $2 million. In the nine months ended July 31, 2022 other income and expense, net includes a $9 million loss on the extinguishment of long-term debt and net loss on equity securities of $60 million. In the three and nine months ended July 31, 2022 other income and expense, net also includes income of $3 million and $8 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three and nine months ended July 31, 2023, our income tax expense was $21 million with an effective tax rate of 15.9 percent and $154 million with an effective tax rate of 16.8 percent, respectively. Our effective tax rate increased in 2023 compared to 2022, primarily due to the mandatory capitalization of research and development expenses, which became effective for Agilent in the first quarter of 2023, due to a change in tax law from the Tax Cuts and Jobs Act of 2017. For the three and nine months ended July 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $63 million due to the asset impairment charge related to the shutdown of our Resolution Bioscience business. For the nine months ended July 31, 2023, our effective tax rate and the resulting provision for income taxes were also impacted by the excess tax benefits from stock-based compensation of $13 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $10 million.

For the three and nine months ended July 31, 2022, our income tax expense was $68 million with an effective tax rate of 17.1 percent and $163 million with an effective tax rate of 15.5 percent, respectively. For the three months ended July 31, 2022, there were no significant discrete items. For the nine months ended July 31, 2022, our effective tax rate and the resulting provision for income taxes were impacted by the excess tax benefits from stock-based compensation of $18 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $8 million.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$927	$1,019	$2,928	$2,891	(9)%	1%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2023 decreased 9 percent and increased 1 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2023 decreased 7 percent in the Americas with no currency impact, increased 3 percent in Europe with a 2 percentage point favorable currency impact and decreased 16 percent in Asia Pacific with a 2 percentage point unfavorable currency impact. The revenue decline in Asia Pacific was mainly driven by a significant revenue decline in China due to weakness in the overall economy. The revenue decline in the Americas was driven by weakness in our liquid chromatography and cell analysis businesses when compared to the same period last year.

Revenue for the nine months ended July 31, 2023 decreased 2 percent in the Americas with no currency impact, increased 3 percent in Europe with a 4 percentage point unfavorable currency impact and increased 3 percent in Asia Pacific with a 5 percentage point unfavorable currency impact compared to the same period last year. The revenue growth in Asia Pacific was driven by the spectroscopy and cell analysis businesses in China. Revenue growth in Europe was driven by the liquid chromatography and cell analysis businesses when compared to the same period last year.

For the three months ended July 31, 2023, revenue declined significantly in the pharmaceutical market as customers remain cautious in making capital purchases. The revenue decline was mainly driven by weakness in our liquid chromatography and cell analysis businesses when compared to the same period last year. Revenue also declined in the chemical and advanced material market driven by weakness in our mass spectrometry, spectroscopy and liquid chromatography businesses when compared to the same period last year.

For the nine months ended July 31, 2023, revenue growth by end market was strong across chemicals and advanced materials, food and academia and government partially offset by a significant decline in the pharmaceutical market when compared to the same period last year. Revenue growth in the chemicals and advanced materials market was mainly driven by strength in the spectroscopy, gas chromatography, liquid chromatography and consumables businesses when compared to the same period last year. Revenue growth in the food market was primarily driven by the spectroscopy, liquid chromatography and cell analysis businesses when compared to the same period last year. Revenue growth in the academia and government market was mainly driven by strength in liquid chromatography, gas chromatography and mass spectrometry when compared to the same period last year. Revenue declined significantly in the pharmaceutical market driven by weakness in our cell analysis, liquid chromatography mass spectrometry, spectroscopy and liquid chromatography businesses when compared to the same period last year.

Looking forward, despite the challenging macroeconomic environment, our customers' capital expenditure pressures and geopolitical uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. While we anticipate volatility in our markets, we expect long term growth across most end markets as we continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	60.0%	60.5%	60.4%	60.0%	(1) ppt	—
Research and development	$70	$73	$225	$219	(4)%	3%
Selling, general and administrative	$210	$233	$689	$696	(10)%	(1)%
Operating margin	29.9%	30.5%	29.2%	28.4%	(1) ppt	1 ppt
Income from operations	$277	$311	$855	$821	(11)%	4%

Gross margin for products and services for the three and nine months ended July 31, 2023, decreased 1 percentage point and was relatively flat, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2023 was impacted by lower sales volume, higher wages and the unfavorable impact of currency movements partially offset by lower variable pay and logistics costs when compared to the same period last year. Gross margin for the nine months ended July 31, 2023 was flat due to higher sales volume, targeted price increases, lower variable pay and logistics costs fully offset by the unfavorable impact of currency movements, higher wages, inventory and warranty costs when compared to the same period last year.

Research and development expenses for the three and nine months ended July 31, 2023, decreased 4 percent and increased 3 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2023 decreased due to lower variable pay and reduced consumables spending when compared to the same period last year. Research and development expenses for the nine months ended July 31, 2023 increased due to higher wages and program investments in the digital lab platform technology partially offset by lower variable pay when compared to the same period last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2023, decreased 10 percent and 1 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2023, decreased due to lower variable pay, lower commissions, lower marketing expenses and the favorable impact of currency movements partially offset by higher wages when compared to the same period last year.

Operating margin for products and services for the three and nine months ended July 31, 2023 decreased 1 percentage point and increased 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2023 was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower variable pay and logistics costs when compared to the same period last year. Operating margin for the nine months ended July 31, 2023 was impacted by higher sales volume, lower variable pay and logistics costs partially offset by higher wages and the unfavorable impact of currency movements when compared to the same period last year.

Income from operations for the three and nine months ended July 31, 2023, decreased $34 million or 11 percent and increased $34 million or 4 percent, respectively, on a corresponding revenue decrease of $92 million and an increase of $37 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$349	$340	$1,053	$1,037	3%	2%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2023 increased 3 percent and 2 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had no overall impact and an overall unfavorable impact on revenue growth of 2 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2023 increased 4 percent in the Americas with no currency impact, increased 4 percent in Europe with a 2 percentage point favorable currency impact and decreased 8 percent in Asia Pacific with a 5 percentage point unfavorable currency impact compared to the same period last year. For the three months ended July 31, 2023, the revenue increase in the Americas was driven by strong performance in our nucleic acid solutions and pathology businesses and was partially offset by declines in our genomics business. In Europe, the revenue increase was driven by our pathology and reagent partnership businesses and was partially offset by a decline in the companion diagnostics business. The decline in Asia Pacific revenue was driven by our biomolecular analysis and genomics businesses. On a worldwide level, our genomics and biomolecular analysis businesses were impacted by a challenging macroeconomic environment, customers delaying purchasing decisions and a general softness in next generation sequencing test markets in comparison to significant revenue growth in the same period last year.

Revenue for the nine months ended July 31, 2023 increased 6 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 4 percentage point unfavorable currency impact and decreased 10 percent in Asia Pacific with an 8 percentage point unfavorable currency impact compared to the same period last year. For the nine months ended July 31, 2023, the increase in the Americas was driven by strong performance in our nucleic acid solutions, pathology and reagent partnership businesses partially offset by a decline in our genomics business. In Europe, the unfavorable impact of currency on revenue was partially offset by strong growth in our pathology and reagent partnership businesses. The decline in Asia Pacific revenue was driven by our biomolecular analysis and genomics businesses.

For the three months ended July 31, 2023, revenue growth in the pharmaceutical market was driven by strong performance in our nucleic acid solutions business which was partially offset by a decline in the biomolecular analysis business. Revenue growth in the diagnostics and clinical market was driven by strong results in our pathology and reagent partnership businesses which was partially offset by a decline in the genomics business.

For the nine months ended July 31, 2023, revenue growth in the pharmaceutical market was driven by our nucleic acid solutions business partially offset by declines in our biomolecular analysis and genomics businesses. Our diagnostics and clinical market growth resulted from the pathology and reagent partnership businesses which was partially offset by a decline in the genomics business. The revenue in the academia and government markets declined due to our genomics business.

    Looking forward, despite the challenging macroeconomic environment, geopolitical uncertainties and the short-term unfavorable market conditions affecting our genomics business, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with the planned expansion of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	52.2%	54.0%	51.8%	54.3%	(2) ppts	(3) ppts
Research and development	$30	$34	$106	$103	(11)%	4%
Selling, general and administrative	$68	$77	$223	$228	(11)%	(2)%
Operating margin	24.0%	21.5%	20.5%	22.4%	3 ppts	(2) ppts
Income from operations	$84	$73	$216	$232	15%	(7)%

Gross margin for products and services for the three and nine months ended July 31, 2023, decreased 2 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2023 decreased due to the unfavorable market conditions in our genomics business which impacted our overall business mix. Gross margin was also impacted by the unfavorable impact of currency movements, higher wages and infrastructure costs partially offset by lower variable pay.

Research and development expenses for the three and nine months ended July 31, 2023, decreased 11 percent and increased 4 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2023 decreased primarily due to lower variable pay and consumables expenses. Research and development expenses for the nine months ended July 31, 2023 increased due to higher wages, additional expenses related to an acquisition and program investments in multiple next generation platform projects partially offset by lower variable pay.

Selling, general and administrative expenses for the three and nine months ended July 31, 2023, decreased 11 percent and 2 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2023 decreased due to lower variable pay, the favorable impact of currency movements and lower infrastructure costs.

Operating margin for products and services for the three and nine months ended July 31, 2023 increased 3 percentage points and decreased 2 percentage points, respectively, when compared to the same periods last year. Operating margin for products and services for the three months ended July 31, 2023, increased due to higher revenue and lower operating expenses.

Operating margin for products and services for the nine months ended July 31, 2023, decreased due to lower gross margin, the unfavorable impact of currency and additional costs related to a recent acquisition partially offset by lower variable pay.

Income from operations for the three and nine months ended July 31, 2023 increased $11 million or 15 percent and decreased $16 million or 7 percent, respectively, on a corresponding revenue increase of $9 million and $16 million, respectively.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
	(in millions)

Net revenue	$396	$359	$1,164	$1,071	10%	9%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2023 increased 10 percent and 9 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2023 had an overall unfavorable impact on revenue growth of 1 percentage point and 3 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2023 increased 8 percent in the Americas with no currency impact, increased 15 percent in Europe with a 3 percentage point favorable currency impact and increased 8 percent in Asia Pacific with a 5 percentage point unfavorable currency impact compared to the same period last year. For the three months ended July 31, 2023, revenue growth in all three regions reflected consistent high demand for repair services, compliance services and consultative services across the entire portfolio.

Revenue for the nine months ended July 31, 2023 increased 12 percent in the Americas with no currency impact, increased 7 percent in Europe with a 4 percentage point unfavorable currency impact and increased 6 percent in Asia Pacific with a 7 percentage point unfavorable currency impact compared to the same period last year. For the nine months ended July 31, 2023, revenue growth in all three regions reflected consistent high demand for repair services, compliance services, installation services, consultative services and relocation services across the entire portfolio.

For the three and nine months ended July 31, 2023, we saw strong revenue growth across all of the end markets, and it was mainly driven by the biomolecular, spectroscopy and liquid chromatography mass spectrometry platforms when compared to the same periods last year.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2023	2022	2023	2022	Months	Months
(in millions, except margin data)
Gross margin	50.9%	47.0%	48.8%	47.2%	4 ppts	2 ppts
Research and development	$8	$8	$25	$23	—	5%
Selling, general and administrative	$65	$72	$209	$216	(11)%	(3)%
Operating margin	32.7%	24.6%	28.8%	24.8%	8 ppts	4 ppts
Income from operations	$129	$88	$335	$266	46%	26%

Gross margin for the three and nine months ended July 31, 2023 increased 4 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2023 was impacted by higher sales volume, targeted price increases and lower variable pay that improved margins, which were partially offset by higher wages, service delivery and parts costs and unfavorable impact of currency movements.

Research and development expenses for the three and nine months ended July 31, 2023 were flat and increased 5 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2023 were flat mainly due to higher wages offset by lower variable pay and the favorable impact of currency movements. Research and development expenses for the nine months ended July 31, 2023 increased mainly due to higher wages.

Selling, general and administrative expenses for the three and nine months ended July 31, 2023 decreased 11 percent and 3 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2023 decreased primarily due to lower variable pay and a favorable impact of currency movements partially offset by higher wages.

Operating margin for products and services for the three and nine months ended July 31, 2023 increased 8 percentage points and 4 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2023 increased mostly driven by higher sales volume, targeted price increases that improved margins in addition to reduction in expenses.

Income from operations for the three and nine months ended July 31, 2023 increased $41 million or 46 percent and $69 million or 26 percent, respectively, on a corresponding revenue increase of $37 million and $93 million, respectively.

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

Our financial position as of July 31, 2023 consisted of cash and cash equivalents of $1,329 million as compared to $1,053 million as of October 31, 2022.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $1,256 million for the nine months ended July 31, 2023 compared to cash inflow of $864 million for the same period in 2022. Net cash from operating activities in 2023 was helped in part by deferring estimated U.S. tax payments to our fiscal fourth quarter due to the payment deferral relief made available by the IRS to taxpayers in designated counties in California. Net cash paid for income taxes in the nine months ended July 31, 2023 was approximately $143 million compared to income taxes paid of $217 million for the same period in 2022.

In the nine months ended July 31, 2023, accounts receivable provided cash of $113 million compared to cash used of $233 million for the same period in 2022. Days’ sales outstanding ("DSO") as of July 31, 2023 was 72 days when compared to 70 days as of July 31, 2022. Cash used for inventory was $53 million for the nine months ended July 31, 2023 compared to cash used of $206 million for the same period in 2022. Inventory days on-hand was 95 days as of July 31, 2023. Excluding the asset impairment charges that were recorded in cost of sales, our days on-hand was 126 days as of July 31, 2023 compared to 117 days as of July 31, 2022 mainly due to increased inventory levels to meet anticipated customer needs.

In the nine months ended July 31, 2023, accounts payable used cash of $117 million compared to cash provided of $110 million for the same period in 2022.

The employee compensation and benefits liability used cash of $137 million for the nine months ended July 31, 2023 compared to cash used of $98 million for the same period in 2022. This was largely due to a lower accrual for variable pay.
We contributed approximately $17 million and $13 million to our defined benefit plans in the nine months ended July 31, 2023 and 2022, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $4 million to our defined benefit plans during the remainder of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $270 million for the nine months ended July 31, 2023 as compared to net cash used in investing activities of $228 million in the same period of 2022. In the nine months ended July 31, 2023, cash used of $51 million was related to two acquisitions.

Investments in property, plant and equipment were $214 million for the nine months ended July 31, 2023 compared to $221 million in the same period of 2022. We expect that total capital expenditures for the current year will be approximately $300 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our nucleic acid solutions production facility in Frederick, Colorado. In January 2023, we announced that we will be investing $725 million to further expand our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2023 was $729 million compared to net cash used in financing activities of $1,031 million for the same period of 2022.

Treasury Stock Repurchases

Our 2021 repurchase program authorized the purchase of up to $2.0 billion of our common stock at the company's discretion and had no fixed termination date. During the nine months ended July 31, 2023 and 2022 we repurchased and retired 661,739 shares for $99 million and 7.331 million shares for $1.004 billion, respectively, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

Our 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three and nine months ended July 31, 2023, we repurchased and retired 2.812 million shares for $335 million and 3.256 million shares for $396 million, respectively, excluding excise taxes, under this authorization. As of July 31, 2023, we had remaining authorization to repurchase up to approximately $1.604 billion of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $2.4 million as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our condensed consolidated balance sheet.

Dividends

During the nine months ended July 31, 2023 and 2022, we paid cash dividends of $0.675 per common share or $199 million, and $0.630 per common share or $188 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Contingent Consideration Payment

During the nine months ended July 31, 2023, we paid a total of $70 million in contingent consideration payments, of which $3 million is included as an outflow in cash from operations. We paid $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience and $5 million related to another acquisition.

Credit Facilities and Short-Term Debt

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and incremental term loan facilities in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the nine months ended July 31, 2023, we borrowed and repaid $360 million. As of July 31, 2023, we had no borrowings outstanding under both the credit facility and the incremental facilities. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2023.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2023, we borrowed and repaid $1 million. As of July 31, 2023, we had no borrowings outstanding under the credit facility.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.35 billion with up to 397-day maturities. On July 3, 2023, we increased the authorized maximum amount of notes that may be outstanding to $1.5 billion. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2023, we borrowed $1.54 billion and repaid $1.52 billion. As of July 31, 2023, we had borrowings of $55 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 5.4 percent.

Long-Term Debt

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of July 31, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.13 percent.

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

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2023 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Other

Our commitments for indirect material and services decreased by $17 million from $139 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers decreased by $238 million as supply chain issues improved from $1,043 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 to our contractual commitments in the first nine months of fiscal year 2023. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2023 and October 31, 2022 include $186 million and $216 million, respectively, related to long-term income tax liabilities. Of these amounts, $99 million related to uncertain tax positions as of both July 31, 2023 and October 31, 2022, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of July 31, 2023 the remaining $87 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent and 55 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2023 and 2022, respectively. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by 3 percentage points in the nine months ended July 31, 2023. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2023, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Public health crises such as the COVID-19 pandemic may adversely impact, and pose risks to, certain elements of our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. For example, the recent global spread of COVID-19 had an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. Public health crises may also impact our supply chain as we could experience disruptions or delays in shipments of certain materials or components of our products. We may be unable to accurately predict the full extent and duration of the impact of a public health crisis on our business and operations due to numerous uncertainties, including the duration and severity of the crisis, the efficacy and distribution of vaccines, containment measures and additional waves of infection. As conditions improve, there may be increases in demand for certain of our products, which could pose challenges to our supply chain. If there are supply shortages or delays and we are not able to meet increasing product demand, our results would be adversely affected.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the nine months ended July 31, 2023 had an overall unfavorable impact on revenue of approximately 3 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and a $600 million term loan facility that matures on April 15, 2025. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. As of July 31, 2023, we had no borrowings outstanding under these credit facilities and the incremental facilities. As of July 31, 2023, we had borrowings of $55 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 5.4 percent.We also had outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes and $600 million outstanding under the term loan facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2023, we had cash and cash equivalents of approximately $1.3 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2023.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2023 Repurchase Program
May 1, 2023 through May 31, 2023	421,723	$123.15	421,723	$1,887
June 1, 2023 through June 30, 2023	2,183,938	$118.07	2,183,938	$1,629
July 1, 2023 through July 31, 2023	206,642	$121.69	206,642	$1,604
Total	2,812,303	$119.10	2,812,303	$1,604

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. As of July 31, 2023, all repurchased shares under this authorization to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2023, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

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

10.1
Credit Agreement, dated June 7, 2023, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2023.

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

Dated:	August 30, 2023	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 30, 2023	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)