Form 10-K
period 2023-10-31
AGILENT TECHNOLOGIES, INC.
filed 2023-12-20
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2023, was approximately $31.2 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 8, 2023 there were 293,004,102 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 14, 2024, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2023 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets into which we sell, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic environment and geopolitical uncertainties, interest rate and inflationary pressures, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

For fiscal year ended October 31, 2023, we have three business segments comprised of the life sciences and applied markets business, the diagnostics and genomics business and the Agilent CrossLab business.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturers' representatives and electronic commerce. As of October 31, 2023, we employed approximately 18,100 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts, Texas and Vermont in the U.S. and in Australia, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

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
We employed approximately 6,900 people as of October 31, 2023 in our life sciences and applied markets business.

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

The Diagnostics and Clinical Market. The diagnostics and clinical market focus within our life sciences and applied markets business is to provide instruments, software, reagents, and consumables that enable customers performing life sciences, pharmaceutical and clinical research to interrogate biologically relevant metabolites, lipids, protein, and cellular systems to understand fundamental biological processes, as well as the underlying mechanisms of cancer and other disease initiation and progression. The goal is to use this information to develop new therapeutic strategies and drugs as well as new diagnostic tests. Our mass spectrometry technologies are employed by researchers to identify and quantify individual or whole classes of metabolites, lipids, or proteins involved in basic cellular processes and elucidate those which are quantitatively or qualitatively altered in disease states, as well as to identify those which may be useful as biomarkers for a disease. Our Seahorse, xCELLigence, Novocyte, and BioTek platform technologies are used both stand-alone and in conjunction with mass spectrometry to understand underlying cellular physiology and interactions in normal and diseased states, as well to help understand how new drugs and therapies alter the composition, function, or interaction of cells. In addition, our XCELLigence and Novocyte technologies can be used to characterize and quantify immune cell response (for example cytotoxicity).

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

Laboratory Automation and Robotics

We offer a portfolio of unique sample preparation automated solutions that are key to a comprehensive suite of workflow solutions to our life science customers. This includes liquid handling, plate management, unique consumables and scheduling software with solutions that range from standalone instrumentation to bench-top automation solutions. These solutions strengthen our offering of automated sample preparation across a broad range of applications which are integrated with several of our analytical and NGS platforms across the company.

Vacuum Technology

Our vacuum technologies products are used to create, control, measure and test vacuum environments in life science, industrial and scientific applications where ultra-clean, high-vacuum environments are needed. Vacuum technologies' customers are typically OEMs that manufacture equipment for these applications, or government and research organizations that require vacuum solutions in their facilities. Products include a wide range of high and ultra-high vacuum pumps (diffusion, turbo molecular and ion getter), primary vacuum pumps (rotary vane and dry scroll), vacuum instrumentation (vacuum control instruments, sensor gauges and meters) and vacuum components (valves, flanges and other mechanical hardware). These products also include helium mass spectrometry and helium-sensing leak detection instruments used to identify and measure leaks in hermetic or vacuum environments. In addition to product sales, we also offer a wide range of services including an exchange and rebuild program, assistance with the design and integration of vacuum systems, applications support and training in basic and advanced vacuum technologies.

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

Life Sciences and Applied Markets Customers
We had approximately 54,200 customers for our life sciences and applied markets business in fiscal 2023. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
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
Life Sciences and Applied Markets Manufacturing
Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into standard as well as custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. Inside the U.S., we have manufacturing facilities in California, Delaware, Massachusetts, Rhode Island and Vermont. Outside of the U.S., we have manufacturing facilities in China, Germany, Italy, Malaysia, Netherlands, Singapore and the United Kingdom. We have FDA registered sites in California, Vermont, Germany and Singapore.

Life Sciences and Applied Markets Competition
The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the life sciences and applied markets arena include: Danaher Corporation, PerkinElmer Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Waters Corporation. We compete on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Diagnostics and Genomics Business

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin

("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics ("IVD") manufacturers, biotechnology and pharmaceutical companies. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

We employed approximately 3,100 people as of October 31, 2023 in our diagnostics and genomics business.

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

Diagnostics and Genomics Products

Our products fall into eight main areas of work: pathology products, specific proteins and flow cytometry reagents, companion diagnostics, target enrichment, cytogenetic research solutions and microarrays, qPCR instrumentation and molecular biology reagents, nucleic acid solutions and automated electrophoresis and microfluidics solutions.

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
Bulk Antibodies and Flow Cytometry Reagents

In our Bulk Antibodies business we partner with IVD manufacturers, biotechnology and pharmaceutical companies by offering antibodies as raw materials and a range of associated assay development services and solutions. We operate in several areas of clinical relevance for the customers and address multiple technologies such as turbidimetry, gel techniques and chemiluminescence immunoassays. In the area of Flow Cytometry Reagents we provide reagents and kits directly to clinical laboratories working in routine cancer diagnostics, with particular focus on blood cancers.

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

Cytogenetic Research Solutions and Microarrays

We provide microarrays for comparative genomic hybridization (“CGH”), mostly used by customers in cytogenetic laboratories. The arrays allow customers to detect genome-wide copy number alterations, with high levels of resolution (from entire chromosomal copy number changes to specific microdeletions or duplications). The arrays are offered in many formats allowing the customers to choose from different levels of resolution and number of samples per arrays. Arrays can also be customized using the SureDesign software. In addition to the microarrays, our solution includes reagents for sample processing, hardware for reading the microarrays, and software to help users view the data in a meaningful way. In addition to the CGH portfolio, the cytogenetics solution comprises a line of oligonucleotide probes for fluorescent in situ hybridization ("FISH") called SureFISH. Additionally, we provide a wide range of microarrays to the research market for different types of applications: gene expression, microRNA, methylation, splice variants, and chromatin immunoprecipitation applications. Arrays are offered as catalog designs or customizable designs, with no minimum order size and short delivery time, which differentiates us from other vendors and enables researchers the maximum flexibility in their studies.

qPCR Instrumentation and Molecular Biology Reagents

Quantitative PCR ("qPCR") or real time PCR is also a standard method used in genomic research facilities to measure the amount of a specific nucleic acid sequence within a sample. There are several applications for qPCR; among the most common are identifying the expression level of a specific gene or calculating the amount of a specific pathogen present in a sample. We offer a complete portfolio of qPCR instruments, as well as specialty enzymes for amplifying difficult sample types. In addition to qPCR enzymes, we offer a wide range of molecular biology reagents including tools for cloning and mutagenesis applications.

Nucleic Acid Solutions

Our nucleic acid solutions business is a contract manufacturing and development services business with equipment and expertise focused on mid to large scale production of synthesized oligonucleotide APIs under pharmaceutical GMP conditions for a class of drugs that utilize oligonucleotide molecules for disease therapy. These drugs have advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and guide RNA. These advancements in the technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. Our nucleic acid solutions business offers industry leading experience to efficiently advance our customers' oligo drug candidates from clinical trials to commercial scale volumes with a common goal of patient health and safety.

Automated Electrophoresis and Microfluidics

Automated electrophoresis is a separation technique for biomolecules such as proteins, peptides and nucleic acids (RNA and DNA) and is used to determine the identity of a molecule by either size or charge. It is widely used as a QC tool to check sample integrity prior to subsequent analysis. Prominent examples are nucleic acid preparation products in front of polymerase chain reaction, NGS and microarrays. More recently, quality control based on automated electrophoresis products has become essential throughout in-vitro transcription ("IVT") mRNA workflows, including vaccine development and therapeutics.

Diagnostics and Genomics Customers

We had approximately 11,400 customers for our diagnostics and genomics business in fiscal 2023.

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

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Abbott Laboratories, Affymetrix, Inc., a division of Thermo Fisher Scientific Inc., Illumina, Inc., Leica Biosystems, Inc., a division of Danaher Corporation, Roche Ventana Medical Systems, Inc., a member of the Roche Group, Avecia, a division of Nitto Denko and Twist Bioscience Corporation. We compete on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

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

Agilent CrossLab Business

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning we can serve customers regardless of their instrument purchase choices. The services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Our Agilent CrossLab business employed approximately 5,400 people as of October 31, 2023.

Agilent CrossLab Markets

The Pharmaceutical, Biopharmaceutical, CRO, CDMO & CMO Market. Our services support customers in this market that consists of “for-profit” companies who participate across the pharmaceutical value chain in the areas of therapeutic research, discovery and development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies ("pharma"). A second sub-segment includes biopharmaceutical companies ("biopharma"), contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and contract manufacturing organizations ("CMOs"). Biopharma companies and, to a somewhat lesser extent, CROs, CDMOs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.

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
Agilent CrossLab Services and Applications

Services and Support

We offer a wide range of startup, operational, educational and compliance support services for our measurement and data handling systems. Our support services include maintenance, troubleshooting, repair and training for all of our chemical and bioanalytical instrumentation hardware and software products. With advances in digital and virtual support technologies, many of those services can be offered remotely. Special service bundles have also been designed to meet the specific application needs of various industries. As customers continue to outsource laboratory operations and consolidate suppliers, our enterprise services consist of a broad portfolio of integrated laboratory management services including instrument services, lab supply management, asset management, procurement, informatics and scientific services. Advancements in our offering software and service solutions will help our customers more efficiently operate a more digitally connected smart lab that can derive more value out of data analytics, artificial intelligence and robotics.
Agilent CrossLab Customers

We had approximately 49,900 Agilent CrossLab customers in fiscal 2023. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.
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

Agilent CrossLab Competition

Our principal competitors in the services arena include many of our competitors from the instrument business such as: Danaher Corporation, PerkinElmer Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Waters Corporation, as well as numerous niche service providers. We compete on the basis of reliability, support quality, applications expertise, global channel coverage and price.

Agilent Technologies Research Laboratories

Agilent Technologies Research Laboratories ("Agilent Labs") is our central research organization based in Santa Clara, California. Agilent Labs create competitive advantage through high-impact technology, driving market leadership and growth in our core businesses and expanding Agilent's footprint into adjacent markets. At the cross-roads of the organization, the Agilent Labs are able to identify and enable synergies across our businesses to create competitive differentiation and compelling customer value.
The technical staff have advanced degrees that cover a wide range of scientific and engineering fields, including molecular and cell biology, chemistry, physics, pathology, mathematics, software and informatics, artificial intelligence, deep and machine learning, image processing, nano/microfabrication, and fluidics.

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, order administration and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of October 31, 2023, our global infrastructure organization employed approximately 2,700 people worldwide.

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

In addition to monitoring and managing compliance with environmental regulations, we are also committed to sustainability and environmental protection. In 2021, we committed to achieve net-zero greenhouse gas emissions no later than 2050. As part of our climate action plan, we have established near and long term emission reduction targets to limit planetary warming to 1.5°C above pre-industrial levels which have been approved by the Science Based Targets initiative ("SBTi"). For more information on our approach to sustainability management, refer to our 2022 ESG report, which is available on our website.

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

Human Capital Management

As of October 31, 2023, we employed approximately 18,100 persons, of whom approximately 6,900 were based in the Americas, 4,500 in Europe and 6,700 in Asia Pacific. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.

Mission. Our instruments, software, services, solutions and people provide trusted answers to customers’ most challenging questions. Whether we are working with our customers to keep food supplies safe, improve the quality of air, water and soil, or fight cancer with more precise diagnoses and targeted treatments, our employees share a passion and commitment to advancing the quality of life. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees in order to fulfill that commitment.

Engagement. We engage with our employees through consultation, surveys, ad-hoc feedback and reviews. Our executive officers hold all-managers meetings on a quarterly basis to provide business updates and answer questions. We conduct an annual leadership survey that allows employees to provide feedback on leadership effectiveness, culture and job satisfaction. We have an open-door policy where employees are encouraged and empowered to bring issues to management’s attention. Employees have regular performance reviews with immediate supervisors. Employee sessions are held regularly to share business and market updates and answer employee questions.

Diversity and Inclusion. As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from providing managers transparency of their workforce pay equity to working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds. Agilent is committed to creating a diverse work environment and is proud to be an equal opportunity employer. We believe in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. As of October 31, 2023, approximately 38 percent of our full-time employees were female. Approximately 42 percent of our board is comprised of directors representing underrepresented groups as of the date of this report. We have launched a number of company-wide initiatives including employee-network groups aimed at promoting engagement of traditionally underrepresented groups of employees.

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

Health and Safety. The health and safety of our employees is a top priority for us. Our environmental, health and safety ("EHS") management system provides a framework for assessing and managing risks relating to health and safety. We ensure managers and employees receive periodic workplace safety training and provide wellness programs that contribute to the productivity, health, and well-being of employees. In addition, our crisis management program includes a global tool that enables us to reach, locate and support employees in travel or in crisis areas. We regularly evaluate and review with senior management the performance of our programs and processes.

Community. Each year our employees throughout the world devote thousands of volunteer hours to community service activities. Our employees may take up to six days of paid time off each year for volunteer activities with charities and organizations. We also support a giving program, which provides employees the opportunity to support a broad range of eligible non-profit organizations in their communities in the areas of health and human services, arts and culture, education and literacy, environment and conservation, and family and civic betterment.

Information about our Executive Officers
The names of our current executive officers and their ages, titles and biographies appear below:

Henrik Ancher-Jensen, 58, has served as our Senior Vice President, Agilent and President, Order Fulfillment and Supply chain since September 2013. From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Phil Binns, 62, has served as our Senior Vice President, Agilent and President, Life Sciences and Applied Markets Group since September 2023. From January 2015 to September 2023, Mr. Binns served as Agilent Vice President and General Manager for the Spectroscopy and Vacuum Products Division. From 2010 to January 2015, Mr Binns served as Agilent Vice President and General Manager for the Spectroscopy Division. Prior to joining Agilent in 2010, he held various positions in Varian’s global operations since 1994, including his appointment as General Manager of Varian’s field operations in 2004 for the Pacific Rim.

Rodney Gonsalves, 58, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015. From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the company, most recently for the Life Sciences and Applied Markets Group. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett-Packard Company.

Dominique P. Grau, 64, has served as our Senior Vice President, Human Resources and Global Communications since November 2018. From August 2014 to October 2018 he served as Senior Vice President, Human Resources. From May 2012 to August 2014 Mr. Grau served as Vice President, Worldwide Human Resources. Prior to that, he served as Vice President, Compensation, Benefits and HR Services from May 2006 to May 2012. Mr. Grau had previously served in various capacities for Agilent and Hewlett-Packard Company.
Padraig McDonnell, 52, has served as our Chief Commercial Officer and President, Agilent CrossLab Group since November 2021. From May 2020 to November 2021, he served as Senior Vice President, Agilent and President, Agilent CrossLab Group. From November 2016 to April 2020, he served as our Vice President and General Manager of the Chemistries and Supplies Division. Prior to that, he served as our Vice President and General Manager of EMEAI Laboratory Solutions Sales. Mr. McDonnell has previously held a variety of positions with Agilent and Hewlett-Packard Company.

Robert W. McMahon, 55, has served as our Senior Vice President, Agilent since August 2018 and as our Chief Financial Officer since September 2018. He previously served as the Chief Financial Officer of Hologic, Inc., a medical technology company from May 2014 to August 2018. Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson most recently as Worldwide Vice President of Finance and Business Development for Ortho Clinical Diagnostics a division of Johnson & Johnson's Medical Device and Diagnostics Group. Since July 2023, Mr. McMahon has served as a member of the Board of Directors of Orasure Technologies, Inc.

Michael R. McMullen, 62, has served as Chief Executive Officer since March 2015 and as President since September 2014. From September 2014 to March 2015 he also served as Chief Operating Officer. From September 2009 to September 2014, he served as Senior Vice President, Agilent and President, Chemical Analysis Group. Prior to that, he served in various capacities for Agilent, including as our Vice President and General Manager of the Chemical Analysis Solutions Unit of the Life Sciences and Chemical Analysis Group and Country Manager for Agilent's China, Japan and Korea Life Sciences and Chemical Analysis Group. Prior to that, Mr. McMullen served as Controller for the Hewlett‑Packard Company and Yokogawa Electric Joint Venture from July 1996 to March 1999. From September 2018 to July 2022, Mr. McMullen served as a member of the Board of Directors of Coherent, Inc. Since July 2023, Mr. McMullen has served as a member of the Board of Directors of KLA Corporation.

Michael Tang, 49, has served as our Senior Vice President, General Counsel and Secretary since January 2016. From May 2015 to January 2016 he served as Vice President, Assistant General Counsel and Secretary and from November 2013 to April 2015 he served as Vice President, Assistant General Counsel and Assistant Secretary. From March 2012 to October 2013 he served as Business Development Manager in Agilent’s Corporate Development group. Prior to that, Mr. Tang served in various capacities in Agilent's legal department. Before joining Agilent, Mr. Tang worked at Wilson Sonsini Goodrich & Rosati, a California law firm and Fenwick & West LLP, a California law firm.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenue and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect as customer spending policies and budget allocations, particularly for capital items, may change. Also, longer sales cycles for our products may impact our expectations of orders for future fiscal quarters. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the year ended October 31, 2023, had an overall unfavorable impact on revenue of approximately 2 percentage points when compared to the same period last year. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•ongoing instability or changes in a specific country's or region's political, economic or other conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by pandemics like the COVID-19, the current conflicts in Ukraine/Russia and the Middle East, and political and trade uncertainties in the greater China region;
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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and NYSE, as well as evolving investor expectations around corporate governance and environmental and social practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S., local and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.

In addition, we face increasing scrutiny from stakeholders with respect to environmental, social and governance (“ESG”) practices and disclosures. Also, various legal and regulatory requirements specific to ESG matters in the U.S., local or other jurisdictions in which we operate are complex, change frequently and have tended to become more stringent. For instance, we are subject to various laws against forced labor which have been promulgated by many regulatory authorities in the jurisdictions where we operate. Any failure to adequately address stakeholder expectations with respect to ESG matters may result in noncompliance and adverse impact on our business, financial results, stock price or reputation. For example, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations and standards, cost considerations and the development and availability of cost-effective technologies or resources that support our ESG goals.

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

We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. For example, in December 2020, it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified an impacted SolarWinds server and promptly took steps to contain and remediate the incidents. While we believe that there were no disruptions to our operations as a result of this attack, other similar attacks could have a significant negative impact on our systems and operations. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. Concern over increasingly prevalent cyberattacks or other forms of security breaches of information technology systems can result in additional legal and regulatory requirements in the markets we operate our business and may lead to increased compliance burdens and costs to meet the regulatory obligations.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and a $600 million term loan facility that matures on April 15, 2025. Furthermore, we are permitted pursuant to the credit agreement to establish incremental facilities of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. As of October 31, 2023, we had no borrowings outstanding under the credit facility, the incremental facilities and the uncommitted money market line credit facility. As of October 31, 2023, we had no borrowings outstanding under our U.S. commercial paper program. We also currently have outstanding an aggregate principal amount of $2.1 billion in senior unsecured notes and $600 million outstanding under the term loan facility. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of October 31, 2023, we had cash and cash equivalents of approximately $1,590 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties
As of October 31, 2023, we owned or leased a total of approximately 6.8 million square feet of space worldwide. Of that, we owned approximately 4.9 million square feet and leased the remaining 1.9 million square feet. Our sales and support facilities occupied a total of approximately 0.6 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 5.9 million square feet. All of our businesses share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences & Applied Markets Business. Our life sciences and applied markets business has manufacturing and R&D facilities in Australia, China, Germany, Italy, Japan, Malaysia, Netherlands, Singapore, United Kingdom and the United States.

Diagnostics and Genomics Business. Our diagnostics and genomics business has manufacturing and R&D facilities in Belgium, China, Denmark, Germany, Malaysia and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. As of December 1, 2023, there were 17,721 common stockholders of record.

The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be held March 14, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2018 and the reinvestment of all dividends.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

Comparison of 5 Years (10/31/2018 to 10/31/2023) Cumulative Total Return
Among Agilent Technologies, the S&P 500 Index,
and the Peer Group Index
$250
$200
$150
$100
$50
$0
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
Agilent Technologies
S&P 500
Peer Group

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2018	10/31/2019	10/31/2020	10/31/2021	10/31/2022	10/31/2023
Agilent Technologies	100	117.96	160.34	248.76	219.93	165.49
S&P 500	100	114.33	125.43	179.25	153.06	168.59
Peer Group	100	109.59	122.67	168.19	166.31	161.80

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2023. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2023 was 4,609,243 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

August 1, 2023 through August 31, 2023	241,800	$123.23	241,800	$1,574
September 1, 2023 through September 30, 2023	224,742	$113.85	224,742	$1,548
October 1, 2023 through October 31, 2023	224,969	$109.36	224,969	$1,524
Total	691,511	$115.67	691,511

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. As of October 31, 2023, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for revenue and our end markets, strength and drivers of the markets into which we sell, sales funnels, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and growing our earnings, future financial results, our operating margin, mix, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our focus on balanced capital allocation, our contributions to our pension and other defined benefit plans, impairment and adjustments of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of tariffs and foreign currency movements, our future effective tax rate, tax valuation allowance and unrecognized tax benefits, the impact of local government regulations on our ability to pay vendors or conduct operations, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, source and supply of materials used in our products, our sales, our purchase commitments, our capital expenditures, the integration and effects of our acquisitions and other transactions, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic environment and geopolitical uncertainties, interest rate and inflationary pressures, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

Announced Exit and Subsequent Divestiture of Resolution Bioscience Business

During the third quarter of fiscal year 2023, we made the decision to exit the Resolution Bioscience business within our diagnostics and genomics segment and recorded a long-lived asset impairment charge of $270 million. In the fourth quarter of fiscal year 2023, we received an unsolicited offer and entered into an agreement to divest the Resolution Bioscience business for $50 million. As a result, we recorded a gain on the divestiture of $43 million in other income and expense, net in the statement of operations, which included an adjustment to goodwill of $13 million.

Actual Results

Agilent's net revenue of $6,833 million in 2023 was slightly down when compared to 2022. Foreign currency movements for 2023 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to 2022. Net revenue declined in our life sciences and applied markets segment, in the pharmaceutical market and in the Asia Pacific region primarily related to weaker demand in China and an overall pressure on our customers' capital expenditures compared to the same period last year. The net revenue decline was partially offset by revenue growth from our other segments primarily in Agilent CrossLab. Revenue in the life sciences and applied markets business decreased 4 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue in the diagnostics and genomics business increased 1 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue in the Agilent CrossLab business increased 8 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022.

Agilent's net revenue of $6,848 million increased 8 percent in 2022 when compared to 2021. Foreign currency movements for 2022 had an overall unfavorable impact on revenue growth of 4 percentage points when compared to 2021. Net revenue increased in all business segments, geographic regions and most key end markets compared to 2021. Revenue in the life sciences and applied markets business increased 9 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. Revenue in the diagnostics and genomics business increased 7 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. Revenue in the Agilent CrossLab business increased 7 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021.

Net income was $1,240 million in 2023 compared to net income of $1,254 million and $1,210 million in 2022 and 2021, respectively. Net income in 2023 was impacted by the asset impairment charges primarily related to the exit of our Resolution Bioscience business and lower tax expense. Net income in 2022 was impacted by higher sales volume partially offset by supply chain, logistics and inflationary pressures increasing our costs. Net income in 2021 was impacted by higher sales volume and net gains on fair value of equity securities partially offset by significant expense increases from our variable pay, share-based compensation expense and sales commissions. As of October 31, 2023 and 2022, we had cash and cash equivalents balances of $1,590 million and $1,053 million, respectively.

2019 Repurchase Program. During the year ended October 31, 2021, we repurchased and retired 3.1 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the 2021 repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

2021 Repurchase Program. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. During the year ended October 31, 2022, we repurchased and retired 8.4 million shares for $1,139 million under this authorization. During the year ended October 31, 2023 we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the year ended October 31, 2023 we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. As of October 31, 2023, we had remaining authorization to repurchase up to approximately $1,524 million of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $3.2 million during the year ended October 31, 2023, as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet.

Dividends. During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2022, cash dividends of $0.840 per share, or $250 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2021, cash dividends of $0.776 per share, or $236 million were declared and paid on the company's outstanding common stock.

On November 15, 2023, we declared a quarterly dividend of $0.236 per share of common stock, or approximately $69 million which will be paid on January 24, 2024, to shareholders of record as of the close of business on January 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, we continue to be focused on improving our customers’ experience, differentiating product solutions and productivity. While we anticipate a challenging macroeconomic environment, particularly in China, and an overall pressure on our customers' capital expenditures in the near-term, we remain optimistic about our long-term growth opportunities in all of our key end markets. We expect to continue to face inflationary pressures which we will continue to mitigate through targeted pricing and various other cost savings strategies.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement plan assumptions, valuation of goodwill and purchased intangible assets, restructuring and accounting for income taxes.

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

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per geographic region for each performance obligation. Stand-alone selling prices are determined for each distinct good or service in the contract, and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases ("ASC 842"). Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement that contains equipment leases and the supply of consumables, the revenue associated with the instrument rental is treated under the lease accounting standard ASC 842, whereas the revenue associated with the consumables, the non-lease component, is recognized in accordance with the ASC 606 revenue standard.

Inventory Valuation.  Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based upon estimates and assumptions about future demand, economic conditions and actual usage, which require management judgment. Such estimates are difficult to make under most economic conditions. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of inventory levels, sales trends and forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory and to estimate and record reserves for excess, slow-moving and obsolete inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2023 and 2022, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2023, discount rates for the U.S. pension and retiree medical plans increased compared to the previous year due to the increase in the corporate bond rates. For 2023 and 2022, the discount rates for non-U.S. plans were generally based on published rates for high quality corporate bonds and in 2023, mostly increased compared to the previous year. If we had changed our discount rate by 1 percent, the impact would have been approximately $1 million on U.S. pension expense and $11 million on non-U.S. pension expense for the year ended October 31, 2023. Lower discount rates usually increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates usually decrease present values of the pension benefit obligation and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized over the average remaining future service period or remaining lifetime of participants depending upon the plan, using a separate layer for each year's gains and losses.

In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments as of October 31, 2023. Our Deferred Profit-Sharing Plan target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero percent to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2023, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we had changed our estimated return on assets by 1 percent, the impact would have been $5 million on U.S. pension and post-retirement benefit plan expense and $8 million on non-U.S. pension expense for the year ended October 31, 2023. The total periodic pension and post-retirement benefit costs recorded were a $6 million expense in 2023, $2 million benefit in 2022 and $24 million expense in 2021. These costs included a loss on settlement of $4 million, $4 million and $1 million, for the years ended October 31, 2023, 2022 and 2021, respectively.

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

In fiscal year 2023, we assessed goodwill impairment for our three reporting units which consisted of our three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units, as of September 30, 2023, our annual impairment test date. Based on the results of our quantitative testing, there was no impairment of goodwill as of September 30, 2023. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2023, 2022 and 2021.

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

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2023. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these indefinite-lived intangible assets are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the year ended October 31, 2023, 2022 and 2021, there were no impairments of indefinite-lived intangible assets.

Restructuring. The main components of our restructuring plan are related to workforce reductions, consolidation of excess leased facilities and site closures. Workforce reduction charges are accrued when payment of benefits becomes probable that the employees are entitled to the severance and the amounts can be estimated. Consolidation of facilities costs primarily consists of accelerated depreciation of right-of-use assets classified as held and used. In accordance with the accounting guidance, it was determined that certain assets had been abandoned, and an assessment was made of the remaining useful lives and potential alternative uses. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amounts of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded. See Note 15. "Restructuring and Other Related Costs" for additional information.

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

Restructuring and Other Related Costs

In the fourth quarter of fiscal year 2023, we initiated a new restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately $46 million in restructuring and other related costs in fiscal year 2023. These costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use ("ROU") and machinery and equipment assets and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. These actions impact all three of our business segments. The costs associated with this restructuring plan have not been allocated to our business segments' results; however, each business segment will benefit from the future costs savings from these actions. When completed, the restructuring program is expected to result in a reduction of $80 million in annual cost of sales and operating expenses over the three business segments. While the majority of the workforce reduction will be completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024.

A summary of total restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Accelerated share-based compensation expense	(1)	—	(1)
Accelerated depreciation expenses of ROU and machinery and equipment	—	(8)	(8)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36

The restructuring and other related costs, which totaled $36 million at October 31, 2023, are recorded in other accrued liabilities on the consolidated balance sheet and reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plan is shown below:

Year Ended
October 31,
2023
(in millions)
Cost of products and services	$11
Research and Development	6
Selling, general and administrative	29
Total restructuring costs	$46

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the year ended October 31, 2023, had an overall unfavorable impact on revenue of 2 percentage points when compared to the same period last year. Foreign currency movements for the year ended October 31, 2022, had an overall unfavorable impact on revenue of 4 percentage points when compared to 2021. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling thirteen-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
	(in millions)
Net revenue:
Products	$5,051	$5,187	$4,756	(3)%	9%
Services and other	$1,782	$1,661	$1,563	7%	6%
Total net revenue	$6,833	$6,848	$6,319	—	8%

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
% of total net revenue:
Products	74%	76%	75%	(2) ppts.	1 ppt.
Services and other	26%	24%	25%	2 ppts.	(1) ppt.
Total	100%	100%	100%

Agilent's net revenue of $6,833 million for the year ended October 31, 2023, was slightly down when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, net revenue declined in our life sciences and applied markets segment in the pharmaceutical market and in the Asia Pacific region primarily related to weaker demand in China and an overall pressure on our customers' capital expenditures compared to the same period last year. The net revenue decline was partially offset by revenue growth from our other segments primarily in Agilent CrossLab. Agilent's net revenue of $6,848 million increased 8 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Revenue from products decreased 3 percent for the year ended October 31, 2023, when compared to 2022. The decrease in product revenue in the year ended October 31, 2023, was primarily due to significant declines in our mass spectrometry, genomics, gas chromatography and cell analysis businesses partially offset by strong growth in our nucleic acid solutions and pathology businesses, and modest growth in our spectroscopy business. Overall, product revenue declined due to our customers' capital expenditure pressures and mostly impacted the pharmaceutical market within our life sciences and applied market segment.

Revenue from products increased 9 percent for the year ended October 31, 2022, when compared to 2021. The growth in product revenue was driven by increased sales within our liquid chromatography, spectroscopy, nucleic acid solutions and consumables businesses.

Services and other revenue consist of contract repair, preventative maintenance, compliance services, repair and maintenance, installation services, and consulting services related to the companion diagnostics and nucleic acid solutions businesses. Services and other revenue increased 7 percent in 2023 as compared to 2022. Services and other revenue increases reflected strong growth from contract repair services, consultative services, per incident repair and maintenance services, and relocation services in all key end markets.

Services and other revenue increased 6 percent in 2022 as compared to 2021. Service revenue increases reflected strong growth from contract repair services, compliance services, installation services, consultative services and relocation services in all key end markets except the academia and government markets.

Net Revenue By Segment

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$3,856	$4,007	$3,663	(4)%	9%
Diagnostics and genomics	$1,409	$1,389	$1,296	1%	7%
Agilent CrossLab	$1,568	$1,452	$1,360	8%	7%
Total net revenue	$6,833	$6,848	$6,319	—	8%

Revenue in the life sciences and applied markets business decreased 4 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, we saw a significant decline in revenue in the pharmaceutical market and a moderate decline in revenue in the diagnostics and genomics market partially offset by strong growth in the academia and government market and modest growth in the food market when compared to 2022. Revenue in the life sciences and applied markets business increased 9 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. For the year ended October 31, 2022, revenue growth was strong within the chemicals and advanced materials markets driven by demand for our spectroscopy, gas chromatography and consumable products. Revenue growth was strong within the pharmaceutical market driven by demand for our liquid chromatography, cell analysis and liquid chromatography mass spectrometry products.

Revenue in the diagnostics and genomics business increased 1 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue growth in the pharmaceutical market was strong led by our nucleic acid solutions business which was partially offset by a decline in the academia and government markets when compared to 2022. Revenue in the diagnostics and genomics business increased 7 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. Revenue growth was strong within the pharmaceutical market led by performance from our nucleic acid solutions business.

Revenue in the Agilent CrossLab business increased 8 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, we saw revenue growth across all of our end markets led by strong revenue growth in the pharmaceutical, academia and government, diagnostics and clinical and chemical and advanced materials markets when compared to 2022. Revenue generated by Agilent CrossLab increased 7 percent in 2022 when compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. For the year ended October 31, 2022, we saw revenue growth across most of our end markets led by strong revenue growth from the pharmaceutical and chemicals and advanced materials markets when compared 2021.

Costs and Expenses

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
(in millions, except margin data)
Gross margin on products	51.9%	56.8%	56.3%	(5) ppts.	1 ppt.
Gross margin on services and other	47.3%	46.8%	46.7%	1 ppt.	—
Total gross margin	50.7%	54.4%	53.9%	(4) ppts.	1 ppt.
Research and development	$481	$467	$441	3%	6%
Selling, general and administrative	$1,634	$1,637	$1,619	—	1%
Operating margin	19.8%	23.6%	21.3%	(4) ppts.	2 ppts.

Total gross margin for the year ended October 31, 2023 decreased 4 percentage points when compared to 2022. Total gross margin as well as gross margin on products, for the year ended October 31, 2023 was significantly impacted by asset impairment charges of $253 million primarily related to the exit of our Resolution Bioscience business. Excluding these asset impairment charges, total gross margin for the year ended October 31, 2023 was relatively flat when compared to 2022. Total gross margin was also impacted by targeted price increases, lower shipping and logistics costs, variable pay expenses and intangible amortization expense offset by the unfavorable impact of currency movements, higher wages, restructuring and other related costs and inventory charges. Total gross margin for the year ended October 31, 2022 increased 1 percentage point when compared to 2021. Total gross margin was impacted by higher sales volume, targeted price increases and lower inventory charges which were offset by higher material costs, shipping and logistics costs, wages, transformational initiative costs and intangible amortization expense.

Gross inventory charges were $40 million in 2023, $24 million in 2022 and $29 million in 2021. Sales of previously written down inventory were $9 million in 2023, $11 million in 2022 and $8 million in 2021.

 Research and development expenses for the year ended October 31, 2023 increased 3 percent when compared to 2022. Research and development expenses increased due to higher wages, program costs in our life sciences and applied markets and diagnostics and genomics businesses and restructuring and other related costs partially offset by the lower variable pay expenses and favorable impact of currency movements. Research and development expenses for the year ended October 31, 2022 increased 6 percent when compared to 2021. Research and development expenses increased due to higher wages and program investments in our diagnostics and genomics segment and in our mass spectrometry business within our life sciences and applied markets segment, and additional research and development expenses related to the Resolution Bioscience acquisition.

Selling, general and administrative expenses were flat in 2023 when compared to 2022. Selling general and administrative expenses in 2022 included a decrease in expenses of $25 million related to the change in the fair value of contingent consideration. Excluding this amount, selling, general and administrative expenses decreased 2 percent when compared to 2022. The decrease was due to lower variable pay, intangible amortization expense, sales commissions and the favorable impact of currency movements partially offset by higher wages, restructuring and other related costs and asset impairment charges primarily related to the exit of our Resolution Bioscience business. Selling, general and administrative expenses increased 1 percent in 2022 compared to 2021. The increase was due to higher wages, share-based compensation expense and inflationary pressures mostly offset by lower commissions, acquisition and integration costs, variable pay, transformational initiatives and a decrease related to the change in the fair value of contingent consideration.

Total operating margin for the year ended October 31, 2023 decreased 4 percentage points when compared to 2022. Total operating margin for the year ended October 31, 2023 decreased mainly due to asset impairment charges primarily related to the exit of our Resolution Bioscience business and restructuring and other related costs.Total operating margin for the year ended October 31, 2022, increased 2 percentage points when compared to 2021. Operating margin increased due to higher sales volume, increased gross margin, lower commissions and variable pay partially offset by increases in wages, share-based compensation expense and inflationary pressures.

Interest income for the year ended October 31, 2023, 2022 and 2021 was $51 million, $9 million and $2 million, respectively. The increase in interest income in 2023 was primarily due to higher cash balances and increases in interest rates related to our cash and cash equivalents.

Interest expense for the years ended October 31, 2023, 2022 and 2021 was $95 million, $84 million and $81 million, respectively, and relates to the interest charged on our senior notes, term loan, credit facilities, commercial paper and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts partially offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts. The increase in interest expense is primarily related to higher interest rates on short-term commercial paper and the variable rate on the term loan facility.

Our headcount was approximately 18,100 at October 31, 2023 and 2022.

Other income (expense), net

For the year ended October 31, 2023, other income (expense), net includes income of $43 million related to the net gain on the divestiture of our Resolution Bioscience business and $12 million income related to the provision of site service costs to, and lease income from, Keysight Technologies, Inc. ("Keysight"). The costs associated with these services are reported within income from operations. Other income (expense), net also includes $10 million income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss, prior service credits and settlement loss) partially offset by the net loss on the fair value of equity securities of approximately $41 million.

For the year ended October 31, 2022, other income (expense), net includes income of $11 million related to the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Other income (expense), net includes $25 million income related to the defined benefit retirement and post-retirement benefit plans offset by the net loss on the fair value of equity securities of approximately $67 million and a $9 million loss on extinguishment of debt.

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

Income Taxes

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Provision (benefit) for income taxes	$99	$250	$150

For 2023, our income tax expense was $99 million with an effective tax rate of 7.4 percent. For the year ended October 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the federal tax benefit of $104 million related to the realized loss on the divestiture of a business. The income taxes for the year ended October 31, 2023, also include the tax benefit of $41 million related to foreign-derived intangible income along with the tax benefit of $30 million related to the release of tax reserves in the U.S. due to the settlement of the audit with the Internal Revenue Service ("IRS") for tax years 2018 and 2019.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $54 million, $53 million, and $35 million in 2023, 2022, and 2021, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.18, $0.18, and $0.11 in 2023, 2022 and 2021, respectively.

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

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

Segment Overview

Through October 31, 2023, we have three business segments comprised of the life sciences and applied markets business, diagnostics and genomics business and the Agilent CrossLab business.

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

Net Revenue

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
	(in millions)
Net revenue	$3,856	$4,007	$3,663	(4)%	9%

Life science and applied markets business revenue in 2023 decreased 4 percent compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to the same period last year. Geographically, revenue decreased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 1 percent in Europe with a 2 percentage point unfavorable currency impact and decreased 7 percent in Asia Pacific with a 4 percentage point unfavorable currency impact. The revenue decline in Asia Pacific was driven by China with declines in liquid chromatography and gas chromatography mass spectrometry when compared to 2022.

End market revenue performance in 2023 was mixed as the pharmaceutical market declined significantly, chemicals and advance materials market and environmental and forensics markets remained relatively flat, food market delivered modest growth while academia and government market delivered strong growth when compared to 2022. Revenue decline in the pharmaceutical market was driven by weakness in our liquid chromatography, cell analysis and liquid chromatography mass spectrometry businesses when compared to 2022. Revenue growth in the chemicals and advanced materials market was relatively flat with strength in our spectroscopy, cell analysis and consumables businesses offset by declines in gas chromatography and liquid chromatography mass spectrometry when compared to 2022. Revenue growth in the environmental and forensics market was relatively flat with strength in our cell analysis, liquid chromatography and liquid chromatography mass spectrometry businesses offset by declines in spectroscopy, gas chromatography and gas chromatography mass spectrometry businesses when compared to 2022. Revenue growth in the food market was primarily driven by strength in our spectroscopy, cell analysis and liquid chromatography businesses compared to 2022. Revenue growth in the academia and government end market was mainly driven by strength in the liquid chromatography, spectroscopy, gas chromatography and the liquid chromatography mass spectrometry businesses when compared to 2022.

Life science and applied markets business revenue in 2022 increased 9 percent compared to 2021. Foreign currency movements for 2022 had an overall unfavorable impact on revenue growth of 4 percentage points when compared to 2021. Geographically, revenue increased 11 percent in the Americas with no currency impact, increased 2 percent in Europe with a 7 percentage point unfavorable currency impact and increased 13 percent in Asia Pacific with a 3 percentage point unfavorable currency impact. The increase in Asia Pacific was led by strong demand in liquid chromatography systems in China. In 2022, revenue growth was driven by strong growth in liquid chromatography, spectroscopy products and consumables portfolio when compared to 2021.

End market revenue performance in 2022 was mixed with pharmaceutical, chemicals and advanced materials markets and diagnostics and clinical market delivering strong revenue growth, food and environmental and forensics delivering modest revenue growth while academia and government remained relatively flat when compared to 2021. Revenue growth in the pharmaceutical market was primarily driven by our liquid chromatography, cell analysis and consumables businesses. Revenue growth in the chemicals and advanced materials market was mainly driven by strength in our gas chromatography and spectroscopy portfolio as compared to 2021. The academia and government market revenue growth was relatively flat with strength in our liquid chromatography and gas chromatography mass spectrometry businesses offset by other product categories when compared to 2021.

Looking forward, despite the challenging macroeconomic environment, our customers' capital expenditure pressures and geopolitical uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. While we anticipate continued volatility in our markets, we expect long term growth across most end markets as we continue to invest in expanding and improving our applications and solutions portfolio.

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2023 versus 2022, and 2022 versus 2021.

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
(in millions, except margin data)
Total gross margin	60.2%	60.2%	60.2%	—	—
Research and development	$297	$293	$272	1%	8%
Selling, general and administrative	$910	$933	$915	(2)%	2%
Operating margin	28.9%	29.6%	27.8%	(1) ppt.	2 ppts.
Income from operations	$1,116	$1,186	$1,017	(6)%	17%

Gross margin was flat in 2023 compared to 2022. Gross margin was impacted by lower revenue, the unfavorable impact of currency movements, higher wages and warranty costs which were fully offset by targeted price increases, lower variable pay, logistics and materials cost. Gross margin was flat in 2022 compared to 2021. Gross margin was impacted by higher materials and logistics costs which were fully offset by price increases, higher sales volume and favorable cash flow hedging gains.

Research and development expenses increased 1 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages and program investments in our software and informatics business partially offset by lower variable pay. Research and development expenses increased 8 percent in 2022 when compared to 2021. Research and development expenses increased due to higher wages and program investments in our mass spectrometry and cell analysis businesses.

Selling, general and administrative expenses decreased 2 percent in 2023 compared to 2022. Selling, general and administrative expenses decreased due to lower variable pay, sales commissions, and marketing expenses, and the favorable impact of currency movements partially offset by higher wages when compared to 2022. Selling, general and administrative expenses increased 2 percent in 2022 compared to 2021. Selling, general and administrative expenses increased due to higher wages and marketing expenses partially offset by lower sales commissions, variable pay and the favorable impact of currency movements when compared to 2021.

Operating margin decreased 1 percentage point in 2023 compared to 2022. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower variable pay and logistics costs. Operating margin increased 2 percentage points in 2022 compared to 2021. Operating margin was impacted by higher sales volume and favorable currency movements on expenses partially offset by higher wages, material and logistics costs.

Income from Operations

Income from operations in 2023 decreased by $70 million or 6 percent when compared to 2022 on a revenue decrease of $151 million. The decrease in income from operations was primarily due to lower sales volume and unfavorable currency impact when compared to 2022. Income from operations in 2022 increased by $169 million or 17 percent when compared to 2021 on a revenue increase of $344 million. The increase in income from operations was primarily due to higher sales volume.

Diagnostics and Genomics

Our diagnostics and genomics business includes the genomics, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to IVD manufacturers, biotechnology and pharmaceutical companies. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

Net Revenue

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
	(in millions)
Net revenue	$1,409	$1,389	$1,296	1%	7%

Diagnostics and genomics business revenue increased 1 percent in 2023 compared to 2022. Foreign currency movements for 2023 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Geographically, revenue increased 4 percent in the Americas with no currency impact, increased 2 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 9 percent in Asia Pacific with a 6 percentage point unfavorable currency impact. The increase in the Americas was driven by strong growth in our nucleic acid solutions and reagent partnership businesses and growth in our pathology business, which was partially offset by a decline in our biomolecular analysis and genomics businesses. The increase in Europe was driven by growth in our pathology and reagent partnership businesses and was somewhat offset by a decline in our biomolecular analysis business. The revenue decline in Asia Pacific was driven by our biomolecular analysis and genomics businesses and an overall weakness in China.

In 2023, revenue performance in the pharmaceutical market was led by strong revenue growth in our nucleic acid solutions business. We also saw moderate revenue growth in diagnostics and clinical markets led by our pathology and reagent partnership businesses when compared to 2022. Revenue in the academia and government markets declined due to softness in our biomolecular analysis and genomics businesses.

Diagnostics and genomics business revenue in 2022 increased 7 percent compared to 2021. Foreign currency movements had an overall unfavorable impact on revenue growth of 4 percentage points in 2022 when compared to 2021. Geographically, revenue increased 13 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 7 percentage point unfavorable currency impact and increased 6 percent in Asia Pacific with a 7 percentage point unfavorable currency impact. The increase in the Americas was driven by strong performance in our nucleic acid solutions, biomolecular analysis, reagent partnership and genomics portfolios. In Europe, the 7 percentage point unfavorable impact of currency on revenue was partially offset by revenue growth in our reagent partnership, pathology and companion diagnostics businesses. Revenue growth in Asia Pacific was primarily driven by an increase in China as well as a strong performance across our entire portfolio.

In 2022, revenue performance in the pharmaceutical market was led by strong revenue growth in our nucleic acid solutions and moderate revenue growth in our biomolecular analysis and genomics businesses. We also saw moderate revenue growth in diagnostics and clinical and academia and government markets led by our biomolecular analysis, pathology, genomics and reagent partnership businesses when compared to 2021.

Looking forward, despite the challenging macroeconomic environment, geopolitical uncertainties and the short-term unfavorable market conditions affecting our genomics business, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with the expansion of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business' margins, expenses and income from operations for 2023 versus 2022, and 2022 versus 2021.

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
(in millions, except margin data)
Total gross margin	51.8%	53.5%	52.8%	(2) ppts.	1 ppt.
Research and development	$142	$138	$128	3%	8%
Selling, general and administrative	$292	$303	$283	(4)%	7%
Operating margin	21.0%	21.7%	21.0%	(1) ppt.	1 ppt.
Income from operations	$296	$301	$273	(2)%	10%

Gross margin decreased 2 percentage points in 2023 when compared to 2022. Gross margin decreased due to volume decline in our genomics business resulting in unfavorable business mix. Gross margin was also impacted by the unfavorable impact of currency movements, higher wages and infrastructure costs partially offset by lower variable pay. Gross margin increased 1 percentage point in 2022 when compared to 2021. Gross margin increased due to higher sales volume offsetting the higher wages and logistics costs.

Research and development expenses increased 3 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages, additional expenses related to a recent acquisition and higher infrastructure costs. Research and development expenses increased 8 percent in 2022 when compared to 2021. Research and development expenses increased primarily due to higher wages and additional expenses related to the Resolution Bioscience acquisition and higher program investments related to satisfying regulatory requirements such as the EU IVDR guidelines.

Selling, general and administrative expenses decreased 4 percent in 2023 when compared to 2022. Selling, general and administrative expenses decreased due to lower variable pay, the favorable impact of currency movements and lower infrastructure costs. Selling, general and administrative expenses increased 7 percent in 2022 when compared to 2021. Selling general and administrative expenses increased due to higher wages and additional expenses related to the Resolution Bioscience acquisition and inflationary pressures partially offset by lower commissions and favorable currency movements.

Operating margin decreased 1 percentage point in 2023 when compared to 2022. The decrease in operating margin resulted from lower gross margins, the unfavorable impact of currency movements and additional costs related to a recent acquisition partially offset by lower variable pay. Operating margin increased 1 percentage point in 2022 when compared to 2021. The increase in operating margin resulted from higher revenue growth and gross margins, which offset the increase in wages, inflationary pressures, logistics costs and program investments.

Income from Operations

Income from operations in 2023 decreased by $5 million or 2 percent when compared to 2022 on a revenue increase of $20 million. Income from operations in 2022 increased by $28 million or 10 percent when compared to 2021 on a revenue increase of $93 million. Income from operations increased due to higher revenue and gross margin improvement partially offset by higher wages, logistics costs and program investments.

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

Net Revenue

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
	(in millions)
Total net revenue	$1,568	$1,452	$1,360	8%	7%

Agilent CrossLab business revenue increased 8 percent in 2023 when compared to 2022. Foreign currency movements for 2023 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to 2022. Geographically, revenue increased 12 percent in the Americas with a 1 percentage point favorable currency impact, increased 10 percent in Europe with no currency impact and increased 3 percent in Asia Pacific with a 5 percentage point unfavorable currency impact. During the year ended October 31, 2023, revenue growth in all three regions was driven by contract repair services, per-incident repair services and consultative services, with installation related service in China partially offsetting the overall growth in Asia Pacific.

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

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business' margins, expenses and income from operations for 2023 versus 2022 and 2022 versus 2021.

	Years Ended October 31,			2023 over 2022 Change	2022 over 2021 Change
	2023	2022	2021
(in millions, except margin data)
Total gross margin	49.3%	47.6%	46.8%	2 ppts.	1 ppt.
Research and development	$33	$32	$34	2%	(5)%
Selling, general and administrative	$276	$288	$279	(4)%	3%
Operating margin	29.5%	25.5%	23.8%	4 ppts.	2 ppts.
Income from operations	$463	$370	$323	25%	15%

Gross margin increased 2 percentage points in 2023 when compared to 2022. Gross margin was impacted by higher sales volume, targeted price increases and lower variable pay that improved margins, which were partially offset by higher wages, service delivery costs for logistics and parts and the unfavorable impact of currency movements. Gross margin increased 1 percentage point in 2022 when compared to 2021. Gross margin was impacted by higher sales volume and targeted price increases that improved margins, which were partially offset by higher wages and service delivery costs for logistics and parts.

Research and development expenses increased 2 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages, partially offset by lower variable pay and the favorable impact of currency movements. Research and development expenses decreased 5 percent in 2022 when compared to 2021. Research and development expenses decreased mainly due to cost efficiencies in certain research and development projects which led to lower expenditures.

Selling, general and administrative expenses decreased 4 percent in 2023 when compared to 2022. The decrease was primarily due to lower variable pay and a favorable impact of currency movements partially offset by higher wages. Selling, general and administrative expenses increased 3 percent in 2022 when compared to 2021. Selling, general and administrative expenses increased due to higher wages, share-based compensation expense and inflationary pressures mostly offset by lower commissions, variable pay, and favorable impact of currency movements.

Operating margin increased 4 percentage points in 2023 when compared to 2022. Operating margin increased mostly due to higher sales volume, targeted price increases and lower variable pay that improved margins in addition to a reduction in expenses. Operating margin increased 2 percentage points in 2022 when compared to 2021. Operating margin increased mostly driven by higher sales volume with improved gross margins and higher cash flow hedging gains.

Income from Operations

Income from operations in 2023 increased by $93 million or 25 percent when compared to 2022 on a revenue increase of $116 million. Income from operations increased primarily due to higher sales volume and targeted price increases. Income from operations in 2022 increased by $47 million or 15 percent when compared to 2021 on a revenue increase of $92 million. Income from operations increased primarily due to higher sales volume.

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

Our financial position as of October 31, 2023 consisted of cash and cash equivalents of $1,590 million as compared to $1,053 million as of October 31, 2022.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,772 million in 2023 as compared to $1,312 million provided in 2022 and $1,485 million provided in 2021. Net cash paid for income taxes was approximately $199 million in 2023 compared to income taxes paid of $279 million in 2022 and $211 million, in 2021. For the years ended October 31, 2023, 2022 and 2021, other assets and liabilities provided cash of $47 million, used cash of $8 million and $14 million, respectively.

In 2023, accounts receivable provided cash of $132 million, compared to cash used of $321 million in 2022, and $128 million in 2021. Days' sales outstanding as of October 31, were 69 days in 2023, 68 days in 2022 and 64 days in 2021. In 2023, cash provided in accounts receivable was driven by stronger collections compared to 2022. The increase in cash used in accounts receivable in 2022 compared to 2021 related to the transitory impacts of shutdowns in China. In addition, we had a change in the mix of unbilled receivables primarily due to our nucleic acid solutions business, which has a longer cash conversion cycle. The change in accounts payable used cash of $171 million in 2023, provided cash of $121 million in 2022 and $64 million in 2021. The change in accounts payable in 2023 compared to 2022 was due to less expenditures for direct materials as we optimized our inventory level in 2023. Cash used in inventory was $33 million in 2023, $248 million in 2022 and $136 million in 2021. Inventory days on-hand increased to 120 days in 2023 compared to 112 days in 2022 and increased compared to 98 days in 2021.

The employee compensation and benefits liability used cash of $91 million for the year ended October 31, 2023, compared to cash used of $22 million in 2022 and cash provided of $112 million in 2021. In 2023, the change was largely due to a lower accrual for variable pay compared to 2022. In 2022, the change was primarily due to higher variable and incentive payments and a reduction in the employee vacation liability compared to 2021. We paid approximately $185 million in 2023 under our variable and incentive pay programs compared to $201 million in 2022 and $119 million in 2021.

We made no contributions to our U.S defined benefit plans in 2023, 2022 and 2021. We contributed $21 million in 2023 and $17 million in 2022 and $19 million in 2021 to our non-U.S. defined benefit plans, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2023, 2022 and 2021. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2024. We expect to contribute $18 million to our non-U.S. defined benefit plans during 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities in 2023 was $310 million and in 2022 was $338 million as compared to net cash used of $749 million in 2021.

Investments in property, plant and equipment were $298 million in 2023, $291 million in 2022 and $188 million in 2021. Our anticipated capital expenditures for fiscal year 2024 will be approximately $400 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our nucleic acid solutions production facility in Frederick, Colorado. In January 2023, we announced that we will be investing approximately $725 million to further expand our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

In 2023, proceeds from the divestiture of our Resolution Bioscience business were $50 million. In 2023, we invested $51 million for two acquisitions compared to $52 million for our acquisition of Polymer Standards Service and advanced artificial intelligence technology in 2022 and $547 million primarily related to the acquisition of Resolution Bioscience in 2021.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2023 was $930 million compared to $1,372 million in 2022 and $696 million in 2021.

Treasury Stock Repurchases

2019 Repurchase Program. During the year ended October 31, 2021, we repurchased and retired 3.1 million shares for $365 million under this authorization. Effective February 18, 2021, the 2019 repurchase program was terminated and replaced by the 2021 repurchase program. The remaining authorization under the 2019 repurchase plan of $193 million expired on February 18, 2021.

2021 Repurchase Program. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. During the year ended October 31, 2022, we repurchased and retired 8.4 million shares for $1,139 million under this authorization. During the year ended October 31, 2023 we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the year ended October 31, 2023 we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. As of October 31, 2023, we had remaining authorization to repurchase up to approximately $1,524 million of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $3.2 million during the year ended October 31, 2023, as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet.

Dividends

For the years ended October 31, 2023, 2022 and 2021, cash dividends of $265 million, $250 million and $236 million were paid on the company's outstanding common stock, respectively. On November 15, 2023, we declared a quarterly dividend of $0.236 per share of common stock, or approximately $69 million which will be paid on January 24, 2024 to shareholders of record as of the close of business on January 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Contingent Consideration Payment

During the year ended October 31, 2023, we paid a total of $72 million in contingent consideration payments, of which $4 million is included as an outflow in cash from operations. We paid $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience and $7 million related to other acquisitions.

Short-term Debt

Credit Facilities. On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the year ended October 31, 2023, we borrowed and repaid $360 million under the credit facility. As of both October 31, 2023 and 2022, we had no borrowings outstanding under both the credit facility and the incremental revolving credit facility. We were in compliance with the covenants for the credit facility during the year ended October 31, 2023.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the year ended October 31, 2023, we borrowed and repaid $61 million. As of October 31, 2023, we had no borrowings outstanding under the credit facility.

Commercial Paper. Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the year ended October 31, 2023, we borrowed $1.67 billion and repaid $1.70 billion. As of October 31, 2023, we had no borrowings outstanding under our U.S. commercial paper program. As of October 31, 2022, we had borrowings of $35 million outstanding under the U.S. commercial paper program and had a weighted average annual interest rate of 3.54 percent.

Long-term Debt

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of October 31, 2023 and 2022, we had $600 million borrowings outstanding under the term loan facility and had weighted average interest rates of 6.22 percent and 3.98 percent, respectively. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the year ended October 31, 2023.

On May 4, 2022, we used the proceeds from the term loan facility and repaid the $600 million outstanding aggregate principal amount of our 3.875% 2023 senior notes. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

On December 14, 2023, we prepaid $120 million of our outstanding $600 million term loan.

2026 Senior Notes. On September 22, 2016, the company issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2023 was $(3) million.

2029 Senior Notes. On September 16, 2019, the company issued an aggregate principal amount of $500 million in senior notes ("2029 senior notes"). The 2029 senior notes were issued at 99.316% of their principal amount. The notes will mature on September 15, 2029, and bear interest at a fixed rate of 2.75% per annum. The interest is payable semi-annually on March 15th and September 15th of each year and payments commenced on March 15, 2020.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2023 was $(3) million.

2030 Senior Notes. On June 4, 2020, we issued an aggregate principal amount of $500 million in senior notes ("2030 senior notes"). The 2030 senior notes were issued at 99.812% of their principal amount. The 2030 senior notes will mature on

June 4, 2030, and bear interest at a fixed rate of 2.10% per annum. The interest is payable semi-annually on June 4th and December 4th of each year and payments commenced on December 4, 2020.

2031 Senior Notes. On March 12, 2021, we issued an aggregate principal amount of $850 million in senior notes ("2031 senior notes"). The 2031 senior notes were issued at 99.822% of their principal amount. The 2031 senior notes will mature on March 12, 2031, and bear interest at a fixed rate of 2.30% per annum. The interest is payable semi-annually on March 12th and September 12th of each year and payments commenced on September 12, 2021.

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

The following table summarizes our total contractual obligations at October 31, 2023, for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Commitments to contract manufacturers and suppliers	$694	$13	$—	$—
Other purchase commitments	123	—	—	—
Total	$817	$13	$—	$—

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

Other Purchase Commitments. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $123 million.

We had no material off-balance sheet arrangements as of October 31, 2023, or October 31, 2022.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2023 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$300	$—	$1,850
Term Loan	—	600	—	—
Interest expense	93	124	88	84
Transition tax	37	94	—	—
Operating leases	51	54	25	59
Total	$181	$1,172	$113	$1,993

Other long-term liabilities as of October 31, 2023 and October 31, 2022 include $162 million and $216 million, respectively, related to long-term income tax liabilities. Of these amounts, $68 million and $99 million related to uncertain tax positions as of October 31, 2023 and October 31, 2022, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of October 31, 2023, the remaining $94 million included in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next three years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 52 percent of our revenue in 2023, 56 percent of our revenue in 2022 and 53 percent of our revenue in 2021 was generated in U.S. dollars. The overall unfavorable effect of changes in foreign currency exchange rates, principally as a result of the strength of the U.S. dollar, has decreased revenue by approximately 2 percentage points in the year ended October 31, 2023. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2023 and 2022, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2023 and 2022, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventory – Estimate of Excess and Obsolete Inventory

As described in Notes 1 and 7 to the consolidated financial statements, inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. As of October 31, 2023, the Company’s inventory balance was $1,031 million and inventory-related excess and obsolescence charges were $40 million for the year ended October 31, 2023. Management assesses the valuation of inventory on a periodic basis and makes adjustments to the value for estimated excess and obsolete inventory based on estimates and assumptions about future demand, economic conditions and actual usage, which require management judgment. Management’s excess inventory review process includes analysis of inventory levels, sales trends and forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory and to estimate and record reserves for excess, slow-moving and obsolete inventory.

The principal considerations for our determination that performing procedures relating to the valuation of inventory – estimate of excess and obsolete inventory is a critical audit matter are (i) the significant judgment by management when developing the estimate of excess and obsolete inventory and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future demand.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s analysis of the estimated excess and obsolete inventory, including controls over the significant assumption related to future demand and the data utilized. These procedures also included, among others (i) testing management’s process for developing the estimate of excess and obsolete inventory; (ii) evaluating the appropriateness of management’s estimation methodology; (iii) testing the completeness and accuracy of underlying data used in developing the estimate of excess and obsolete inventory; (iv) testing, on a sample basis, the accuracy of the inventory-related excess and obsolescence charges by recalculating the reserve; and (v) evaluating the reasonableness of management’s significant assumption related to future demand. Evaluating management’s assumption related to future demand involved evaluating whether the assumption used by management was reasonable considering (i) current and past results, including recent sales; (ii) a comparison of the prior year estimates to actual results in the current year; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 19, 2023

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2023	2022	2021
	(in millions, except per share data)
Net revenue:
Products	$5,051	$5,187	$4,756
Services and other	1,782	1,661	1,563
Total net revenue	6,833	6,848	6,319
Costs and expenses:
Cost of products	2,428	2,242	2,078
Cost of services and other	940	884	834
Total costs	3,368	3,126	2,912
Research and development	481	467	441
Selling, general and administrative	1,634	1,637	1,619
Total costs and expenses	5,483	5,230	4,972
Income from operations	1,350	1,618	1,347
Interest income	51	9	2
Interest expense	(95)	(84)	(81)
Other income (expense), net	33	(39)	92
Income before taxes	1,339	1,504	1,360
Provision for income taxes	99	250	150
Net income	$1,240	$1,254	$1,210

Net income per share:
Basic	$4.22	$4.19	$3.98
Diluted	$4.19	$4.18	$3.94

Weighted average shares used in computing net income per share:
Basic	294	299	304
Diluted	296	300	307

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2023	2022	2021

Net income	$1,240	$1,254	$1,210
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(1), $13 and $1	(3)	43	1
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $(8) and $4	—	(26)	13
Foreign currency translation, net of tax expense (benefit) of $(1), $(12) and $2	34	(150)	9
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(5), $9 and $74	(10)	69	218
Change in net prior service benefit, net of tax expense (benefit) of $0, $0 and $0	(1)	(1)	(1)
Other comprehensive income (loss)	20	(65)	240
Total comprehensive income	$1,260	$1,189	$1,450

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2023	2022
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,590	$1,053
Accounts receivable, net	1,291	1,405
Inventory	1,031	1,038
Other current assets	274	282
Total current assets	4,186	3,778
Property, plant and equipment, net	1,270	1,100
Goodwill	3,960	3,952
Other intangible assets, net	475	821
Long-term investments	164	195
Other assets	708	686
Total assets	$10,763	$10,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$418	$580
Employee compensation and benefits	371	455
Deferred revenue	505	461
Short-term debt	—	36
Other accrued liabilities	309	329
Total current liabilities	1,603	1,861
Long-term debt	2,735	2,733
Retirement and post-retirement benefits	103	97
Other long-term liabilities	477	536
Total liabilities	4,918	5,227
Commitments and contingencies (Notes 12 and 17)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 292,123,241 shares at October 31, 2023 and 295,259,092 shares at October 31, 2022 issued and outstanding	3	3
Additional paid-in-capital	5,387	5,325
Retained earnings	782	324
Accumulated other comprehensive loss	(327)	(347)
Total stockholders' equity	5,845	5,305
Total liabilities and stockholders' equity	$10,763	$10,532
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$1,240	$1,254	$1,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	317	321
Share-based compensation	111	125	110
Deferred taxes	(56)	8	14
Excess and obsolete inventory related charges	40	24	29
Net (gain) loss on equity securities	41	67	(98)
Asset impairment charges	277	—	2
Change in fair value of contingent consideration	1	(25)	(21)
Loss on extinguishment of debt	—	9	17
Net gain on divestiture of business	(43)	—	—
Other non-cash expense, net	6	11	3
Changes in assets and liabilities:
Accounts receivable, net	132	(321)	(128)
Inventory	(33)	(248)	(136)
Accounts payable	(171)	121	64
Employee compensation and benefits	(91)	(22)	112
Other assets and liabilities	47	(8)	(14)
Net cash provided by operating activities	1,772	1,312	1,485
Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	—	—	1
Payments to acquire property, plant and equipment	(298)	(291)	(188)
Proceeds from the sale of equity securities	5	22	12
Payments to acquire equity securities	(8)	(13)	(22)
Proceeds from convertible note	4	—	—
Payment in exchange for convertible note	(12)	(4)	(5)
Proceeds from divestiture of business	50	—	—
Payments to acquire businesses and intangible assets, net of cash acquired	(51)	(52)	(547)
Net cash used in investing activities	(310)	(338)	(749)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	67	58	55
Payment of taxes related to net share settlement of equity awards	(54)	(67)	(76)
Payments for repurchase of common stock	(575)	(1,139)	(788)
Payment of dividends	(265)	(250)	(236)
Proceeds from issuance of long-term debt	—	600	848
Repayment of long-term debt	—	(609)	(417)
Payments of debt issuance costs	—	—	(7)
Net proceeds from (repayments of) short term debt	(35)	35	(75)
Payment for contingent consideration	(68)	—	—
Net cash used in financing activities	(930)	(1,372)	(696)
Effect of exchange rate movements	5	(36)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	537	(434)	43
Cash, cash equivalents and restricted cash at beginning of year	1,056	1,490	1,447
Cash, cash equivalents and restricted cash at end of year	$1,593	$1,056	$1,490

Supplemental cash flow information:
Income tax payments, net of refunds received	$199	$279	$211
Interest payments, net of capitalized interest	$89	$85	$76
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$4	$26	$27

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2020	306,198	$3	$5,311	$81	$(522)	$4,873
Components of comprehensive income, net of tax:
Net income	—	—	—	1,210	—	1,210
Other comprehensive income	—	—	—	—	240	240
Total comprehensive income						1,450
Cash dividends declared ($0.776 per common share)	—	—	—	(236)	—	(236)
Share-based awards issued, net of tax of $76	2,083	—	(20)	—	—	(20)
Repurchase of common stock	(6,073)	—	(81)	(707)	—	(788)
Share-based compensation	—	—	110	—	—	110
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	1,254	—	1,254
Other comprehensive loss	—	—	—	—	(65)	(65)
Total comprehensive income						1,189
Cash dividends declared ($0.840 per common share)	—	—	—	(250)	—	(250)
Share-based awards issued, net of tax of $67	1,419	—	(9)	—	—	(9)
Repurchase of common stock	(8,368)	—	(111)	(1,028)	—	(1,139)
Share-based compensation	—	—	125	—	—	125
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	1,240	—	1,240
Other comprehensive income	—	—	—	—	20	20
Total comprehensive income						1,260
Cash dividends declared ($0.900 per common share)	—	—	—	(265)	—	(265)
Share-based awards issued, net of tax of $54	1,473	—	13	—	—	13
Repurchase of common stock, including excise taxes	(4,609)	—	(62)	(517)	—	(579)
Share-based compensation	—	—	111	—	—	111
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845

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

Announced Exit and Subsequent Divestiture of Resolution Bioscience Business. During the third quarter of fiscal year 2023, we made the decision to exit the Resolution Bioscience business within our diagnostics and genomics segment and recorded a long-lived asset impairment charge of $270 million. In the fourth quarter of fiscal year 2023, we received an unsolicited offer and entered into an agreement to divest the Resolution Bioscience business for $50 million. As a result, we recorded a gain on the divestiture of $43 million in other income (expense), net in the consolidated statement of operations, which included an adjustment to goodwill of $13 million.

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

Use of Estimates.  The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, retirement and post-retirement plan assumptions, restructuring and accounting for income taxes.

Restructuring. The main components of our restructuring plan are related to workforce reductions, consolidation of excess leased facilities and site closures. Workforce reduction charges are accrued when payment of benefits becomes probable that the employees are entitled to the severance and the amounts can be estimated. Consolidation of facilities costs primarily consists of accelerated depreciation of right-of-use assets classified as held and used. In accordance with the accounting guidance, it was determined that certain assets had been abandoned, and an assessment was made of the remaining useful lives and potential alternative uses. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amounts of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

For contracts with multiple performance obligations, we allocate the consideration to which we expect to be entitled to each performance obligation based on relative standalone selling prices and recognize the related revenue when or as control of each individual performance obligation is transferred to customers. We estimate the standalone selling price by calculating the average historical selling price of our products and services per geographic region for each performance obligation. Standalone selling prices are determined for each distinct good or service in the contract, and then we allocate the transaction price in proportion to those standalone selling prices by performance obligations.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Research and Development.  Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Advertising.  Advertising costs are generally expensed as incurred and amounted to $54 million in 2023, $66 million in 2022 and $63 million in 2021.

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

As of October 31, 2023, approximately $1,287 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify equity investments as short-term investments based on their nature and our intent and ability to exit within a year or less. As of October 31, 2023, we had no short-term investments.

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

	October 31,
	2023	2022	2021
	(in millions)
Cash and cash equivalents	$1,590	$1,053	$1,484
Restricted cash included in other assets	3	3	6
Total cash, cash equivalents and restricted cash	$1,593	$1,056	$1,490

Accounts Receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2023 and 2022 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount, and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2023, or 2022.

Inventory.  Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates and assumptions about future demand, economic conditions and actual usage, which require management judgment. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of inventory levels, sales trends and forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory and to estimate and record reserves for excess, slow-moving and obsolete inventory.

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

Leases. We determine whether an arrangement is, or contains, a lease at inception. We record the present value of operating lease payments as right-of-use ("ROU") assets and lease liabilities on the consolidated balance sheet. Where we are the lessee, ROU assets represent the company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of operating lease liabilities as either current or non-current is based on the expected timing of payments due under our obligations. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rates, we have used a number of factors including the company's credit rating, the lease term and the currency swap rate. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense for operating leases with an initial term of more than twelve months is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components. We have elected to account for these payments as a single lease component.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In fiscal year 2023, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units as of September 30, 2023, our annual impairment test date. Based on the results of our quantitative testing, there was no impairment of goodwill as of September 30, 2023. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2023, 2022 and 2021.

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

Agilent's indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. We performed a qualitative test for impairment of indefinite-lived intangible assets as of September 30, 2023. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these indefinite-lived intangible assets are greater than their respective carrying values. Each quarter we review the events and

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the year ended October 31, 2023, 2022 and 2021, there were no impairments of indefinite-lived intangible assets.

Impairment of Long-Lived Assets.  We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended October 31, 2023, we recorded an impairment charge of long-lived assets including intangible assets of $277 million primarily related to the exit of our Resolution Bioscience business. During the year ended October 31, 2022, there were no impairments of other long-lived assets or intangible assets. During the year ended October 31, 2021, we recorded an impairment charge of long-lived assets of $2 million.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2023 and 2022, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of October 31, 2023 and 2022, the total carrying value of investments and loans in privately held companies considered as VIEs was $82 million and $87 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified within other current assets and other assets (depending upon tenure of loan) on the consolidated balance sheet.

Investments.  Equity investments without readily determinable fair value consist of non-marketable equity securities (typically investments in privately-held companies). These investments are accounted for using the measurement alternative at cost, and we adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net income as and when it occurs. Equity investments with readily determinable fair value consist of marketable equity securities which were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. There are no equity investments with readily determinable fair value at October 31, 2023 and 2022. Other investments with readily determinable fair value consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Trading securities, which are comprised of mutual funds, bonds and other similar instruments and deferred compensation liabilities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2023 and 2022. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of October 31, 2023, and October 31, 2022, the fair value of the term loan approximates its carrying value. As of October 31, 2023, the fair value of our senior notes was $1,747 million with a carrying value of $2,135 million. This compares to the fair value of our senior notes of $1,754 million with a carrying value of $2,133 million as of October 31, 2022. The change in the fair value compared to carrying value in the year ended October 31, 2023, is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 12, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

Employee Compensation and Benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $120 million and $123 million as of October 31, 2023, and 2022, respectively.

Retirement and Post-Retirement Plans. We have various defined benefit and defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees. Assumptions used to determine the benefit obligations and the expense for these plans are derived annually. See Note 14, “Retirement plans and post-retirement pension plans” for additional information.

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

Share-Based Compensation.  For the years ended 2023, 2022 and 2021, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $112 million in 2023, $126 million in 2022 and $111 million in 2021. See Note 4, "Share-based Compensation" for additional information.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of stockholders' equity. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The impact of the ineffectiveness measurement in 2023, 2022 and 2021 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $2 million gain for 2023, $6 million loss for 2022 and $4 million loss for 2021.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued guidance to improve segment reporting through enhanced disclosure requirements of significant segment expenses. These amendments are effective for our fiscal year 2025, and interim periods within fiscal year 2026, with early adoption permitted. These amendments apply on a retrospective basis. We are currently evaluating the impact of these amendments on our consolidated financial statements.

On December 14, 2023, the FASB issued guidance to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. These amendments are effective for our fiscal year 2026, with early adoption permitted. These amendments apply on a prospective basis with a retrospective option. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.     REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Year Ended October 31, 2023:
Americas	$1,284	$634	$814	$2,732
Europe	920	417	417	1,754
Asia Pacific	1,652	517	178	2,347
Total	$3,856	$1,568	$1,409	$6,833

Year Ended October 31, 2022:
Americas	$1,331	$567	$784	$2,682
Europe	907	382	410	1,699
Asia Pacific	1,769	503	195	2,467
Total	$4,007	$1,452	$1,389	$6,848

Year Ended October 31, 2021:
Americas	$1,199	$510	$695	$2,404
Europe	893	378	417	1,688
Asia Pacific	1,571	472	184	2,227
Total	$3,663	$1,360	$1,296	$6,319

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$2,433	2,515	$2,224
Chemicals and Advanced Materials	1,543	1,521	1,328
Diagnostics and Clinical	966	963	938
Food	628	617	601
Academia and Government	601	576	576
Environmental and Forensics	662	656	652
Total	$6,833	$6,848	$6,319

Revenue by Type
Instrumentation	$2,742	2,907	$2,657
Non-instrumentation and other	4,091	3,941	3,662
Total	$6,833	$6,848	$6,319

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balances of contract assets as of October 31, 2023 and 2022, were $252 million and $275 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the years ended October 31, 2022 and 2023:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2021	$519
Net revenue deferred in the period	437
Revenue recognized that was included in the contract liability balance at the beginning of the period	(372)
Change in deferrals from customer cash advances, net of revenue recognized	11
Currency translation and other adjustments	(38)
Ending balance as of October 31, 2022	$557
Net revenue deferred in the period	488
Revenue recognized that was included in the contract liability balance at the beginning of the period	(409)
Change in deferrals from customer cash advances, net of revenue recognized	(28)
Currency translation and other adjustments	8
Ending balance as of October 31, 2023	$616

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The changes in total capitalized costs to obtain a contract were immaterial during the years ended October 31, 2023 and 2022 and are included in other current and long-term assets on the consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of October 31, 2023, was $331 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

Under our ESPP, employees purchased 487,735 shares for $57 million in 2023, 469,701 shares for $54 million in 2022 and 462,237 shares for $46 million in 2021. As of October 31, 2023, the number of shares of common stock authorized and available for issuance under our ESPP was 24,277,203. This includes 324,092 shares for $28 million of common stock to be settled in November 2023 to participants in consideration of the aggregate participant contributions as of October 31, 2023.

Incentive Compensation Plans. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2023, 19,519,780 shares were available for future awards under the 2018 Plan.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Cost of products and services	$34	$30	$26
Research and development	13	14	12
Selling, general and administrative	65	82	73
Total share-based compensation expense	$112	$126	$111

At October 31, 2023 and 2022, no share-based compensation was capitalized within inventory.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2023	2022	2021
Stock Option Plan:
Weighted average risk-free interest rate	3.9%	1.5%	0.5%
Dividend yield	0.6%	0.5%	0.7%
Weighted average volatility	28%	26%	26%
Expected life	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	31%	29%	30%
Volatility of selected peer-company shares	22%-84%	23%-81%	24%-57%
Pair-wise correlation with selected peers	42%	41%	45%

Post-vest restriction discount for all executive awards	7.1%	6.5%	6.8%

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2023.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2022	1,097	$94
Granted	269	$147
Exercised	(249)	$41
Cancelled	(37)	$142
Outstanding at October 31, 2023	1,080	$118

The options outstanding and exercisable for equity share-based payment awards at October 31, 2023 were as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$40.01 - $50.00	210	1.0	$41	13,088	210	1.0	$41	13,088
$100.00- $110.00	311	7.0	$110	—	177	7.0	$110	—
$110.01 - $150.00	319	8.8	$143	—	40	8.3	$136	—
$150.01 & Over	240	8.0	$161	—	80	8.0	$161	—
	1,080	6.6	$118	$13,088	507	4.8	$92	$13,088

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $103.37 at October 31, 2023, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2023 was approximately 0.2 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2023, 2022 and 2021:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2021	$34,305	$33
Black Scholes per share value of options granted during fiscal 2021			$26
Options exercised in fiscal 2022	$10,765	$38
Black Scholes per share value of options granted during fiscal 2022			$39
Options exercised in fiscal 2023	$25,303	$41
Black Scholes per share value of options granted during fiscal 2023			$47

As of October 31, 2023, the unrecognized share-based compensation cost for outstanding stock option awards, net of expected forfeitures, was $9 million. The amount of cash received from the exercise of share-based awards granted was $67 million in 2023, $58 million in 2022 and $55 million in 2021.

Non-Vested Awards

The following table summarizes non-vested award activity in 2023 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2022	2,103	$114
Granted	864	$146
Vested	(1,096)	$90
Forfeited	(181)	$134
Change in LTPP shares in the year due to exceeding performance targets	199	$79
Non-vested at October 31, 2023	1,889	$136

As of October 31, 2023, the unrecognized share-based compensation cost for non-vested restricted stock awards net of expected forfeitures was approximately $116 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $99 million for 2023, $89 million for 2022 and $84 million for 2021.

5.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
U.S. operations	$614	$858	$876
Non-U.S. operations	725	646	484
Total income before taxes	$1,339	$1,504	$1,360

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes is comprised of:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
U.S. federal taxes:
Current	$117	$173	$122
Deferred	(84)	(28)	(1)
Non-U.S. taxes:
Current	26	47	(3)
Deferred	38	35	14
State taxes, net of federal benefit:
Current	12	22	17
Deferred	(10)	1	1
Total provision for income taxes	$99	$250	$150

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Profit before tax times statutory rate	$281	$316	$286
State income taxes, net of federal benefit	2	23	18
Non-U.S. income taxed at different rates	20	(18)	5
Change in unrecognized tax benefits	(35)	(6)	(84)
Foreign-derived intangible income deduction	(41)	(46)	(35)
Realized loss on divestiture of business	(104)	—	—
Excess tax benefits from stock-based compensation	(14)	(19)	(29)
Other, net	(10)	—	(11)
Provision (benefit) for income taxes	$99	$250	$150
Effective tax rate	7.4%	16.6%	11.0%

For 2023, our income tax expense was $99 million with an effective tax rate of 7.4 percent. For the year ended October 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the federal tax benefit of $104 million related to the realized loss on the divestiture of a business. The income taxes for the year ended October 31, 2023, also include the tax benefit of $41 million related to foreign-derived intangible income along with the tax benefit of $30 million related to the release of tax reserves in the U.S. due to the settlement of the audit with the Internal Revenue Service ("IRS") for tax years 2018 and 2019.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $54 million, $53 million, and $35 million in 2023, 2022, and 2021, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.18, $0.18, and $0.11 in 2023, 2022 and 2021, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2023	2022
	(in millions)
Deferred Tax Assets
Intangibles	$102	$62
Employee benefits, other than retirement	36	45
Net operating loss, capital loss, and credit carryforwards	152	157
Share-based compensation	24	23
Capitalized R&D	41	—
Lease obligations	37	29
Other	58	58
Deferred tax assets	$450	$374
Tax valuation allowance	(112)	(115)
Deferred tax assets, net of valuation allowance	$338	$259

Deferred Tax Liabilities
Property, plant and equipment	$(26)	$(11)
Pension benefits and retiree medical benefits	(25)	(24)
Right-of-use asset	(37)	(29)
Other	(4)	(7)
Deferred tax liabilities	$(92)	$(71)
Net deferred tax assets (liabilities)	$246	$188

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2023, we continued to maintain a valuation allowance of $112 million until sufficient positive evidence exists to support reversal. The valuation allowance is primarily related to deferred tax assets for the states of California and Colorado, along with the net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2023, we had federal, state and foreign net operating loss carryforwards of approximately $13 million, $90 million and $248 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024. If not utilized, $2 million of the foreign net operating loss carryforwards will begin to expire in 2024. The remaining $246 million of the foreign net operating losses carry forward indefinitely. At October 31, 2023, we had foreign capital loss carryforwards of $107 million. The foreign capital losses carry forward indefinitely. At October 31, 2023, we had state tax credit carryforwards of approximately $88 million. The state tax credits carry forward indefinitely.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2023	2022
	(in millions)
Long-term deferred tax assets (included within other assets)	$284	$246
Long-term deferred tax liabilities (included within other long-term liabilities)	(38)	(58)
Total	$246	$188

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2023	2022
	(in millions)
Current income tax assets (included within other current assets)	$100	$87
Long-term income tax assets (included within other assets)	3	11
Current income tax liabilities (included within other accrued liabilities)	(73)	(51)
Long-term income tax liabilities (included within other long-term liabilities)	(162)	(216)
Total	$(132)	$(169)

Uncertain Tax Positions

The aggregate changes in the balances of our gross unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2023	2022	2021
	(in millions)
Balance, beginning of year	$123	$133	$195
Additions for tax positions related to the current year	5	5	6
Additions for tax positions from prior years	3	—	4
Reductions for tax positions from prior years	(27)	(9)	—
Settlements with taxing authorities	—	—	(30)
Statute of limitations expirations	(6)	(6)	(42)
Balance, end of year	$98	$123	$133

As of October 31, 2023, we had $114 million of unrecognized tax benefits, including interest and penalties of which $68 million, if recognized, would affect our effective tax rate.

We recognized tax benefit of $5 million in 2023, tax benefit of $2 million in 2022, and tax benefit of $19 million in 2021, for interest and penalties related to unrecognized tax benefits. Interest and penalties accrued as of October 31, 2023 and 2022 were $16 million and $21 million, respectively.

In the U.S., tax years remain open back to the year 2020 for federal income tax purposes and 2019 for significant states. On October 30, 2023, we reached an agreement with the IRS for tax years 2018 and 2019. The settlement resulted in the recognition of previously unrecognized tax benefits of $30 million. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2012.

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Numerator:
Net income	$1,240	$1,254	$1,210
Denominators:
Basic weighted average shares	294	299	304
Potential common shares — stock options and other employee stock plans	2	1	3
Diluted weighted average shares	296	300	307

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

In 2023, 2022 and 2021, we issued share-based awards of approximately 1.5 million, 1.4 million and 2.1 million, respectively.  For the years ended 2023, 2022 and 2021, the impacts of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share were not material.

7.     INVENTORY

Inventory as of October 31, 2023 and 2022 consisted of the following:

	October 31,
	2023	2022
	(in millions)
Finished goods	$570	$555
Purchased parts and fabricated assemblies	461	483
Inventory	$1,031	$1,038

Inventory-related excess and obsolescence charges of $40 million were recorded in cost of products in 2023, $24 million in 2022 and $29 million in 2021. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of October 31, 2023 and 2022, consisted of the following:

	October 31,
	2023	2022
	(in millions)
Land	$60	$59
Buildings and leasehold improvements	1,409	1,255
Machinery and equipment	749	674
Software	275	260
Total property, plant and equipment	2,493	2,248
Accumulated depreciation and amortization	(1,223)	(1,148)
Property, plant and equipment, net	$1,270	$1,100

During 2023, we recorded asset impairments of $11 million. During 2022, there were no asset impairments. During 2021, we recorded asset impairments of $2 million. Depreciation expenses were $128 million in 2023, $120 million in 2022 and $122 million in 2021. In 2023 and 2022 we retired approximately $68 million and $48 million, respectively, of assets, the majority of which were fully depreciated and no longer in use.

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

The components of lease cost for operating leases were as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$68	$59	$59
Short-term lease cost	2	2	2
Variable lease cost (a)	16	15	14
Sublease income	(16)	(14)	(13)
Total lease cost	$70	62	62
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

In the fourth quarter of fiscal year 2023, we initiated a new restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. The consolidation of excess facilities under the FY23 Plan resulted in $7 million of accelerated depreciation of our ROU assets.

During fiscal year 2023, we recorded ROU asset impairments of $8 million primarily related to the exit of our Resolution Bioscience business. There were no impairments for fiscal years 2022 and 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended October 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$56	$53	$57
Non-cash right of use assets obtained in exchange for operating lease obligations	$70	$38	$53

Supplemental balance sheet information related to leases was as follows:

		October 31,
	Financial Statement Line Item	2023	2022
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$154	$150

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$46	$51
Long-term
Operating lease liabilities	Other long-term liabilities	$118	$101

Weighted average remaining lease term (in years)
Operating leases		8.3 years	7.4 years

Weighted average discount rate
Operating leases		3.3%	2.4%

Future minimum rents payable as of October 31, 2023 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows:

Operating Leases
(in millions)
2024	$51
2025	32
2026	22
2027	14
2028	11
Thereafter	59
Total undiscounted future minimum lease payments	$189
Less: amount of lease payments representing interest	(25)
Present value of future minimum lease payments	$164
Less: current liabilities	(46)
Long-term lease liabilities	$118

As of October 31, 2023, we had no additional significant operating or finance leases that had not yet commenced.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease recorded which is calculated at the present value of the remaining lease payments due from the lessee.

Revenue allocated to the lease income for both sales-type finance lease and operating lease rental arrangements represents less than one percent of total net revenue in the years ended October 31, 2023, 2022 and 2021, respectively.

As of October 31, 2023, the original cost and net book value of operating leased assets were $30 million and $7 million, respectively. As of October 31, 2023, lease receivables related to sales-type leases were $42 million. As of October 31, 2022, the original cost and net book value of operating leased assets were $29 million and $4 million, respectively. As of October 31, 2022, lease receivables related to sales-type leases were $38 million.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the years ended October 31, 2022 and 2023:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2021	$1,743	$1,964	$268	$3,975
Foreign currency translation impact	(19)	(11)	(12)	(42)
Goodwill arising from acquisitions and adjustments	19	—	—	19
Goodwill as of October 31, 2022	$1,743	$1,953	$256	$3,952
Foreign currency translation impact	4	1	1	6
Goodwill arising from acquisitions and adjustments	—	15	—	15
Goodwill adjustment related to divestiture of business	—	(13)	—	(13)
Goodwill as of October 31, 2023	$1,747	$1,956	$257	$3,960

In connection with the divestiture of our Resolution Bioscience business in the fourth quarter of fiscal year 2023, we received $50 million in cash and recorded a gain on the divestiture of $43 million in other income (expense), net in the consolidated statement of operations which included an adjustment to goodwill of $13 million in our diagnostics and genomics segment. We used the relative fair value approach in determining the adjustment to goodwill.
In addition, we performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts as of September 30, 2023, our annual impairment test date. Based on the results of our quantitative testing, there was no impairment of goodwill for our reporting units in fiscal year 2023. There was no impairment of goodwill in fiscal years 2022 and 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The component parts of other intangible assets at October 31, 2022 and 2023 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2022:
Purchased technology	$1,733	$1,068	$665
Backlog	8	8	—
Trademark/Tradename	196	148	48
Customer relationships	180	105	75
Third-party technology and licenses	32	9	23
Total amortizable intangible assets	$2,149	$1,338	$811
In-Process R&D	10	—	10
Total	$2,159	$1,338	$821
As of October 31, 2023:
Purchased technology	$1,467	$1,093	$374
Trademark/Tradename	196	163	33
Customer relationships	149	112	37
Third-party technology and licenses	34	13	21
Total amortizable intangible assets	$1,846	$1,381	$465
In-Process R&D	10	—	10
Total	$1,856	$1,381	$475

In fiscal year 2023, we acquired two businesses for a total purchase price of $51 million. As a result, we recorded additions of $15 million to goodwill and $50 million to other intangible assets in our diagnostics and genomics and life sciences and applied markets segments primarily related to these two acquisitions. During fiscal year 2023, other intangible assets in total increased $2 million due to the impact of foreign currency translation.

In fiscal year 2022, we acquired Polymer Standards Service GmbH (PSS), a provider of solutions in the field of polymer characterization for $41 million. During fiscal year 2022, we recorded additions to goodwill of $19 million and additions to other intangible assets of $35 million related to the acquisition of PSS and advanced artificial intelligence technology. During the year other intangible assets decreased $3 million due to the impact of foreign currency translation.

In general, for United States federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

There were no impairments of indefinite-lived intangible assets during fiscal years 2023, 2022 and 2021. During the third quarter of fiscal year 2023, we recorded an impairment of finite-lived intangible assets of $258 million related to the exit of our Resolution Bioscience business in our diagnostics and genomics segment. Of the $258 million, $249 million was recorded in cost of sales and $9 million was recorded in selling, general and administrative expenses on our consolidated statement of operations. During fiscal years 2022 and 2021, there were no impairments of finite-lived intangible assets recorded. During 2023, we also wrote-off the gross carrying amounts of $7 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

Amortization expense of intangible assets was $140 million in 2023, $192 million in 2022, and $195 million in 2021.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2024	$100
2025	$83
2026	$54
2027	$52
2028	$45
Thereafter	$131

11.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2023 and 2022 (net book value):

	October 31,
	2023	2022
	(in millions)
Long-Term
Equity investments - without readily determinable fair value	$102	$141
Other investments - with readily determinable fair value	26	23
Trading securities	36	31
Total long-term investments	$164	$195

Equity investments without readily determinable fair value (RDFV) consist of non-marketable equity securities issued by private companies and include VIEs. These investments are accounted for using the measurement alternative at cost adjusting for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer). The adjustments are included in net income in the period in which they occur. Other investments with RDFV consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income.

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

Gains and losses reflected in other income (expense), net for our equity investments with RDFV and equity investments without RDFV are summarized below:

	Years Ended October 31,
	2023	2022	2021
	( in millions)

Net gain (loss) recognized during the period on equity securities	$(41)	$(67)	$98
Less: Net gain (loss) on equity securities sold during the period	(15)	11	6
Unrealized gain (loss) on equity securities held as of the end of the period	$(26)	$(78)	$92

Unrealized losses on our equity securities without RDFV were $26 million in 2023. Unrealized gains on our equity securities without RDFV were $6 million and $17 million in 2022 and 2021, respectively.

In 2023, net unrealized gains on our trading securities were $2 million. In 2022 and 2021, net unrealized losses were $7 million and net unrealized gains were $8 million, respectively, on our trading securities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no impairments of investments in 2023, 2022 and 2021.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 were as follows:

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$994	$994	$—	$—
Derivative instruments (foreign exchange contracts)	19	—	19	—
Long-term
Trading securities	36	36	—	—
Other investments	26	—	26	—
Total assets measured at fair value	$1,075	$1,030	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	36	—	36	—
Total liabilities measured at fair value	$39	$—	$38	$1

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2022 were as follows:

		Fair Value Measurement at October 31, 2022 Using
	October 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$492	$492	$—	$—
Derivative instruments (foreign exchange contracts)	31	—	31	—
Long-term
Trading securities	31	31	—	—
Other investments	23	—	23	—
Total assets measured at fair value	$577	$523	$54	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$5	$—	$5	$—
Contingent consideration	66	—	—	66
Long-term
Deferred compensation liability	31	—	31	—
Contingent consideration	1	—	—	1
Total liabilities measured at fair value	$103	$—	$36	$67

Our money market funds and trading securities are generally valued using quoted market prices and therefore are classified within level 1 of the fair value hierarchy. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Contingent Consideration. As of October 31, 2023, the fair value of the contingent consideration liability relates to milestone payments in connection with one acquisition.

The contingent consideration liability is our only Level 3 asset or liability. A summary of the Level 3 activity follows:

Contingent Consideration
(in millions)
Balance at October 31, 2021	$89
Additions to contingent consideration	3
Change in fair value (included within selling, general and administrative expenses)	(25)
Balance at October 31, 2022	$67
Additions to contingent consideration	5
Payments	(72)
Change in fair value (included within selling, general and administrative expenses)	1
Balance at October 31, 2023	$1

The fair value of the contingent consideration liability as of October 31, 2023 was estimated to be $1 million and was recorded in other accrued liabilities on the consolidated balance sheet. During fiscal year 2023, we made contingent consideration payments totaling $72 million related to the achievement of certain technical milestones associated with our acquisition of Resolution Bioscience and another acquisition.

Resolution Bioscience. In the third quarter of fiscal year 2023, we decided to exit the Resolution Bioscience business and subsequently divested our interest in the business in the fourth quarter of fiscal year 2023. We project that there are no potential future milestone payments related to the Resolution Bioscience business.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2023, 2022 and 2021:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Long-lived assets held and used	$277	$—	$2

For the year ended October 31, 2023, long-lived assets held and used with a carrying amount of $277 million were written down to fair value of zero, resulting in an impairment charge of $277 million primarily related to the exit of our Resolution Bioscience business in our diagnostics and genomics segment. For the year ended October 31, 2022, there were no

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
impairments of long-lived assets held and used. For the year ended October 31, 2021, long-lived assets held and used with a carrying value of $2 million were written down to their fair value of zero, resulting in an impairment of $2 million.

Fair values for the impaired long-lived assets during 2023 were measured using level 3 inputs. To determine the fair value of long-lived assets in 2023, we primarily used an estimate of undiscounted future cash flows expected over the life of the primary asset. Since the carrying value was greater than the undiscounted cash flow, the loss was measured by the excess of the carrying amount of the asset over its fair value of zero.

Non-Marketable Equity Securities

For the years ended October 31, 2023, 2022 and 2021, there were no impairments in non-marketable securities without readily determinable fair value.

For the years ended October 31, 2023, 2022 and 2021, net unrealized losses of $26 million, and net unrealized gains of $6 million and $17 million respectively, were included in net income as an adjustment to the carrying value of non-marketable equity securities without readily determinable fair value based on an observable market transaction.

As of October 31, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $38 million gains and $29 million losses, and the carrying amount was $102 million. As of October 31, 2022, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $35 million gain and no losses, and the carrying amount was $141 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of October 31, 2023, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).  Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the years ended October 31, 2023, 2022 and 2021, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2023 was $3 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2023 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the years ended October 31, 2023, 2022 and 2021 ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2023, was $1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of October 31, 2023 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	270	$(383)

Net Investment Hedges
Foreign exchange forward contracts	3	$(11)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	194	$(162)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.

The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2023 and 2022 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2023	October 31, 2022	Balance Sheet Location	October 31, 2023	October 31, 2022
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$15	$23	Other accrued liabilities	$1	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$8	Other accrued liabilities	$1	$3
Total derivatives	$19	$31		$2	$5

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(2)	$(2)	$(1)
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(4)	$56	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$2	$36	$(16)
Gain on time value of forward contracts recorded in cost of sales	$7	$—	$—
Net investment hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$(1)	$5	$1
Gain on time value of forward contracts recorded in other income (expense)	—	—	1

Derivatives not designated as hedging instruments:
Gain recognized in other income (expense), net	$3	$10	$—

At October 31, 2023 the total amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $20 million. Within the next twelve months it is estimated that $12 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

14.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

General.  We have various defined benefit and defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

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

For eligible service through October 31, 1993, the benefit payable under the Agilent Retirement Plan is reduced by any amounts due to the eligible employee under the Agilent defined contribution Deferred Profit-Sharing Plan (the "DPSP"), which was frozen and closed to new participants as of November 1993.

As of October 31, 2023 and 2022, the fair value of plan assets of the DPSP was $81 million and $93 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

Agilent also maintains a Supplemental Benefits Retirement Plan ("SBRP") in the U.S., which is an unfunded non-qualified defined benefit plan to provide supplemental retirement benefits to certain employees that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. Plans" in the tables below.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

401(k) and Other Defined Contribution Plans.  Eligible Agilent U.S. employees may participate in the Agilent Technologies, Inc. 401(k) Plan. We match an employee's contributions (both pre-tax and Roth) up to a maximum of 6 percent of an employee's annual eligible compensation, subject to the annual regulatory limit. All matching contributions vest immediately. Effective May 1, 2016 until April 30, 2022, we provided an additional transitional company contribution for certain eligible employees equal to 3 percent, 4 percent or 5 percent of an employee's annual eligible compensation due to the RP benefits being frozen. The maximum employee contribution to the 401(k) Plan is 50 percent of an employee's annual eligible compensation, subject to regulatory limitations. We also sponsor and make contributions to various other defined contribution plans that cover employees outside of the U.S.

Our defined contribution plan expenses included in income from operations were as follows:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Contributions to the 401(k) Plan	$47	$46	$43
Contributions to plans outside the U.S	51	47	43
Total defined contribution plan expense	$98	$93	$86

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of Net periodic cost.  The service cost component is recorded in cost of sales and operating expenses in the consolidated statement of operations. All other cost components are recorded in other income (expense), net in the consolidated statement of operations. The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. Plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. Plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized over the average remaining future service period or remaining lifetime of participants depending upon the plan, using a separate layer for each year's gains and losses.

For the years ended October 31, 2023, 2022 and 2021, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Plans			Non-U.S. Plans

	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(in millions)
Net periodic benefit cost (benefit)
Service cost — benefits earned during the period	$—	$—	$—	$16	$22	$22	$—	$1	$1
Interest cost on benefit obligation	21	14	14	24	9	8	4	2	2
Expected return on plan assets	(19)	(27)	(29)	(36)	(43)	(49)	(4)	(6)	(6)
Amortization of net actuarial (gain) loss	—	—	4	(2)	25	53	(1)	(2)	4
Amortization of prior service benefit	—	—	—	—	—	—	(1)	(1)	(1)
Total periodic benefit cost (benefit)	$2	$(13)	$(11)	$2	$13	$34	$(2)	$(6)	$—
Settlement loss	$4	$4	$1	$—	$—	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$22	$16	$(92)	$(13)	$(83)	$(114)	$9	$15	$(30)
Amortization of net actuarial (gain) loss	—	—	(4)	2	(25)	(53)	1	2	(4)
Amortization of prior service benefit	—	—	—	—	—	—	1	1	1
Loss due to settlement	(4)	(4)	(1)	—	—	—	—	—	—
Foreign currency	—	—	—	2	11	5	—	—	—
Total recognized in other comprehensive (income) loss	$18	$12	$(97)	$(9)	$(97)	$(162)	$11	$18	$(33)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$24	$3	$(107)	$(7)	$(84)	$(128)	$9	$12	$(33)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status.    As of October 31, 2023 and 2022, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$396	$551	$748	$1,093	$85	$116
Actual return on plan assets	(8)	(122)	14	(147)	(2)	(26)
Employer contributions	—	—	21	17	—	—
Participants' contributions	—	—	1	1	—	—
Benefits paid	(8)	(10)	(35)	(35)	(7)	(5)
Settlements	(21)	(23)	—	—	—	—
Currency impact	—	—	42	(181)	—	—
Fair value — end of year	$359	$396	$791	$748	$76	$85
Change in benefit obligation:
Benefit obligation — beginning of year	$357	$512	$665	$1,100	$65	$84
Service cost	—	—	16	22	—	1
Interest cost	21	14	24	9	4	2
Participants' contributions	—	—	1	1	—	—
Actuarial (gain) loss	(5)	(133)	(33)	(262)	3	(17)
Benefits paid	(9)	(10)	(35)	(35)	(7)	(5)
Settlements	(21)	(26)	—	—	—	—
Currency impact	—	—	44	(170)	—	—
Benefit obligation — end of year	$343	$357	$682	$665	$65	$65
Overfunded (underfunded) status of PBO	$16	$39	$109	$83	$11	$20

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$19	$42	$174	$140	$11	$20
Employee compensation and benefits	(1)	(1)	—	—	—	—
Retirement and post-retirement benefits	(2)	(2)	(65)	(57)	—	—
Total net asset (liability)	$16	$39	$109	$83	$11	$20

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial (gains) losses	$66	$48	$43	$52	$4	$(6)
Prior service costs (benefits)	—	—	—	—	(2)	(3)
Total	$66	$48	$43	$52	$2	$(9)

The actuarial gains and losses related to the change in plan obligations were a total of $35 million net gain for 2023 and $412 million net gain for 2022. The actuarial net gain that arose in 2023 and 2022 was primarily due to increases in discount rates and changes in other financial and demographic assumptions partially offset by losses due to plan experience.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Policies and Strategies as of October 31, 2023. In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2023, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

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

Equity - This consists of equity securities which have quoted prices in active markets and has been classified as Level 1 investments.

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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022.

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$2	$—	$—	$—	$2
Equity	182	44	—	—	138
Fixed Income	174	—	—	—	174
Other Investments	1	—	—	1	—
Total assets measured at fair value	$359	$44	$—	$1	$314
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2023 and 2022:

	Years Ended October 31.
	2023	2022
Balance, beginning of year	$2	$2
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	(1)	—
Transfers in (out)	—	—
Balance, end of year	$1	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022.

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$—	$—	$—	$—	$—
Equity	39	10	—	—	29
Fixed Income	36	—	—	—	36
Other Investments	1	—	—	1	—
Total assets measured at fair value	$76	$10	$—	$1	$65
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2023 and 2022:

	Years Ended October 31,
	2023	2022
Balance, beginning of year	$1	$1
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2023 and 2022:

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$17	$1	$16	$—	$—
Equity	367	266	—	—	101
Fixed Income	321	113	113	—	95
Annuity Contract	86	—	—	86	—
Total assets measured at fair value	$791	$380	$129	$86	$196
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
.

For non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2023 and 2022:

	Years Ended October 31,
	2023	2022
Balance, beginning of year	$92	$—
Unrealized losses	(5)	(39)
Purchases, sales, issuances, and settlements	(6)	(5)
Transfers in (out)	—	159
Currency impact	5	(23)
Balance, end of year	$86	$92

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2023 or 2022.

	2023		2022
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$3	$—	$3	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	340	359	354	396
Total	$343	$359	$357	$396

Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$197	$132	$172	$114
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	485	659	493	634
Total	$682	$791	$665	$748

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$3	$—	$3	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	340	359	354	396
Total	$343	$359	$357	$396

Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$192	$132	$167	$114
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	480	659	485	634
Total	$672	$791	$652	$748

Contributions and Estimated Future Benefit Payments.  During fiscal year 2024, we expect to make no contributions to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $18 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2024	$33	$35	$7
2025	$31	$36	$7
2026	$31	$37	$8
2027	$32	$37	$8
2028	$32	$39	$8
2029 - 2033	$142	$202	$33

Assumptions.  The assumptions used to determine the benefit obligations and net periodic cost (benefit) for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2023 and 2022, were

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost (benefit) in each year were as follows:

	For years ended October 31,
	2023	2022	2021
U.S. defined benefit plans:
Discount rate	6.00%	2.75%	2.75%
Expected long-term return on assets	5.00%	5.00%	7.00%
Non-U.S. defined benefit plans:
Discount rate	1.50-4.77%	0.29-1.76%	0.07-1.54%
Average increase in compensation levels	2.00-3.25%	2.00-3.50%	2.00-3.00%
Expected long-term return on assets	3.25-5.50%	2.75-5.50%	4.00-5.50%
Interest crediting rate for cash balance plans	0.50-2.10%	0.30-0.50%	0.10-0.50%
U.S. post-retirement benefits plans:
Discount rate	6.00%	2.75%	2.50%
Expected long-term return on assets	5.00%	5.00%	7.00%
Current medical cost trend rate	7.00%	6.00%	6.25%
Ultimate medical cost trend rate	4.75%	4.50%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2027	2029

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2023	2022
U.S. defined benefit plans:
Discount rate	6.50%	6.00%
Non-U.S. defined benefit plans:
Discount rate	1.78-5.63%	1.50-4.77%
Average increase in compensation levels	2.00-3.25%	2.00-3.25%
Interest crediting rate for cash balance plans	0.50-1.80%	0.50-2.10%
U.S. post-retirement benefits plans:
Discount rate	6.60%	6.00%
Current medical cost trend rate	6.50%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029

15. RESTRUCTURING AND OTHER RELATED COSTS

In the fourth quarter of fiscal year 2023, we initiated a new restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately $46 million in restructuring and other related costs in fiscal year 2023. These costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of ROU and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
These actions impact all three of our business segments. The costs associated with this restructuring plan have not been allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring program is expected to result in the reduction in annual cost of sales and operating expenses over the three business segments. While the majority of the workforce reduction will be completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024.

A summary of total restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Accelerated share-based compensation expense	(1)	—	(1)
Accelerated depreciation expenses of ROU and machinery and equipment	—	(8)	(8)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36

The restructuring and other related costs, which totaled $36 million at October 31, 2023, are recorded in other accrued liabilities on the consolidated balance sheet and reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plan is shown below:

Year Ended
October 31,
2023
(in millions)
Cost of products and services	$11
Research and Development	6
Selling, general and administrative	29
Total restructuring costs	$46

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2023	2022
	(in millions)
Standard warranty accrual, beginning balance	$30	$30
Accruals for warranties including change in estimates	57	50
Settlements made during the period	(58)	(50)
Standard warranty accrual, ending balance	$29	$30

Accruals for warranties due within one year	$29	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million and $37 million as of October 31, 2023 and 2022, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2023.

Indemnifications to Officers and Directors

Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2023.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2023.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2023.

17.   COMMITMENTS AND CONTINGENCIES

Other Purchase Commitments.  Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contract's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $123 million.

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

18.   SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the year ended October 31, 2023, we borrowed and repaid $360 million under the credit facility. As of both October 31, 2023 and 2022, we had no borrowings outstanding under both the credit facility and the incremental revolving credit facility. We were in compliance with the covenants for the credit facility during the year ended October 31, 2023.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the year ended October 31, 2023, we borrowed and repaid $61 million. As of October 31, 2023, we had no borrowings outstanding under the credit facility.

Commercial Paper

Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the year ended October 31, 2023, we borrowed $1.67 billion and repaid $1.70 billion. As of October 31, 2023, we had no borrowings outstanding under our U.S. commercial paper program. As of October 31, 2022, we had borrowings of $35 million outstanding under the U.S. commercial paper program and had a weighted average annual interest rate of 3.54 percent.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.   LONG-TERM DEBT

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. As of October 31, 2023 and 2022, we had $600 million borrowings outstanding under the term loan facility and had weighted average interest rates of 6.22 percent and 3.98 percent, respectively. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the year ended October 31, 2023.

On May 4, 2022, we used the proceeds from the term loan facility and repaid the $600 million outstanding aggregate principal amount of our 3.875% 2023 senior notes. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In May 2022, we recorded a loss on extinguishment of debt of $9 million in other income (expense), net in the consolidated statement of operations. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

On December 14, 2023, we prepaid $120 million of our outstanding $600 million term loan.

Senior Notes

The following table summarizes the company's long-term senior notes:

	October 31, 2023	October 31, 2022
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	299	299
2029 Senior Notes	496	495
2030 Senior Notes	496	496
2031 Senior Notes	844	843
Total Senior Notes	$2,135	$2,133

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

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2023 was $(3) million.

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

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2023 was $(3) million.

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

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended October 31, 2021, we repurchased and retired 3.0 million shares for $423 million under this authorization. During the year ended October 31, 2022, we repurchased and retired 8.4 million shares for $1,139 million under this authorization. During the year ended October 31, 2023 we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the year ended October 31, 2023 we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. As of October 31, 2023, we had remaining authorization to repurchase up to approximately $1,524 million of our common stock under the 2023 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, we recorded the applicable excise tax of $3.2 million during the year ended October 31, 2023 as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2022, cash dividends of $0.840 per share, or $250 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2021, cash dividends of $0.776 per share, or $236 million were declared and paid on the company's outstanding common stock.

On November 15, 2023, we declared a quarterly dividend of $0.236 per share of common stock, or approximately $69 million which will be paid on January 24, 2024, to shareholders of record as of the close of business on January 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2023 and 2022 were as follows:

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2021	$(185)	$124	$(224)	$3	$(282)
Other comprehensive income (loss) before reclassifications	(162)	—	50	56	(56)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	28	(34)	(7)
Tax (expense) benefit	12	—	(9)	(5)	(2)
Other comprehensive income (loss)	(150)	(1)	69	17	(65)
As of October 31, 2022	$(335)	$123	$(155)	$20	$(347)
Other comprehensive income (loss) before reclassifications	33	—	(17)	(4)	12
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	2	—	1
Tax benefit	1	—	5	1	7
Other comprehensive income (loss)	34	(1)	(10)	(3)	20
As of October 31, 2023	$(301)	$122	$(165)	$17	$(327)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2023 and 2022 were as follows (in millions):

Details about Accumulated Other Comprehensive Income components	Amounts Reclassified from Other Comprehensive Income		Affected line item in statement of operations
	2023	2022

Unrealized gains on derivatives	$2	$36	Cost of products
Unrealized losses on derivatives	(2)	(2)	Interest expense
	—	34	Total before income tax
	—	(8)	Provision for income tax
	—	26	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:
Actuarial net loss	(2)	(28)	Other (income) expense
Prior service benefit	1	1	Other (income) expense
	(1)	(27)	Total before income tax
	—	7	Benefit for income tax
	(1)	(20)	Total net of income tax
Total reclassifications for the period	$(1)	$6

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
We have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which comprises a reportable segment. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our diagnostics and genomics business is comprised of six areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our genomics business includes arrays for DNA mutation detection, genotyping, gene copy number determination, identification of gene rearrangements, DNA methylation profiling, gene expression profiling, as well as next generation sequencing ("NGS") target enrichment and genetic data management and interpretation support software. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Second, our nucleic acid solutions business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to IVD manufacturers, biotechnology and pharmaceutical companies. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

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

A significant portion of the segments' expenses arises from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate certain costs to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Unallocated costs consist of asset impairments, amortization of acquisition-related intangible assets, acquisition and integration costs, changes in the fair value of acquisition-related contingent consideration, transformational initiatives expenses, restructuring and other related costs, business exit and divestiture costs and certain other charges. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The performance of each segment is measured based on several metrics, including segment income from operations. These results are used, in part, by the chief operating decision maker in evaluating the performance of, and in allocating resources to, each of the segments.
The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$3,856	$4,007	$3,663
Diagnostics and Genomics	1,409	1,389	1,296
Agilent CrossLab	1,568	1,452	1,360
Total net revenue	$6,833	$6,848	$6,319

Income from Operations:
Life Sciences and Applied Markets	$1,116	$1,186	$1,017
Diagnostics and Genomics	296	301	273
Agilent CrossLab	463	370	323
Total reportable segment income from operations	1,875	1,857	1,613

Share-Based Compensation Expense:
Life Sciences and Applied Markets	$66	$69	$60
Diagnostics and Genomics	22	25	22
Agilent CrossLab	24	26	24
Unallocated share-based compensation expenses (1)	—	6	5
Total share-based compensation expense	$112	$126	$111

Depreciation Expense:
Life Sciences and Applied Markets	$63	$59	$60
Diagnostics and Genomics	40	39	39
Agilent CrossLab	25	22	23
Total depreciation expense	$128	$120	$122

(1) Share-based compensation expense amounts not allocated to the segments relate to accelerated share-based compensation expense from workforce reduction and from acquisition of businesses.

Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, prepaid expenses, long-term investments, deferred tax assets, right-of use assets and other assets.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects segment assets and capital expenditures under our management reporting system.

	October 31,
	2023	2022
	(in millions)
Assets:
Life Sciences and Applied Markets	$3,820	$3,955
Diagnostics and Genomics	3,307	3,489
Agilent CrossLab	897	869
Total reportable segment assets	$8,024	$8,313

Capital Expenditures:
Life Sciences and Applied Markets	$70	$77
Diagnostics and Genomics	206	181
Agilent CrossLab	22	33
Total capital expenditures	$298	$291

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2023, 2022 or 2021.

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Total reportable segments' income from operations	$1,875	$1,857	$1,613
Unallocated Costs
Amortization of intangible assets related to business combinations	(139)	(191)	(194)
Acquisition and integration costs	(16)	(25)	(41)
Transformational initiatives	(25)	(30)	(37)
Asset impairments	(277)	—	(2)
Business exit and divestiture costs	—	(7)	(5)
Change in fair value of contingent consideration	(1)	25	21
Restructuring and other related costs	(46)	—	—
Other	(21)	(11)	(8)
Total unallocated costs	(525)	(239)	(266)
Income from operations	1,350	1,618	1,347
Interest income	51	9	2
Interest expense	(95)	(84)	(81)
Other income (expense, net	33	(39)	92
Income before taxes	$1,339	$1,504	$1,360

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2023	2022
	(in millions)
Total reportable segments' assets	$8,024	$8,313
Cash and cash equivalents	1,590	1,053
Prepaid expenses	139	119
Long-term investments	164	195
Long-term and other receivables	127	134
Deferred tax assets	284	246
Right of use assets	154	150
Others	281	322
Total assets	$10,763	$10,532
The other category primarily includes over funded pension plans which are not allocated to the segments.

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customers' location.

	Years Ended October 31,
	2023	2022	2021
	(in millions)
Net revenue:
United States	$2,410	$2,385	$2,159
China including Hong Kong	1,383	1,499	1,273
Rest of the world	3,040	2,964	2,887
Total net revenue	6,833	6,848	6,319

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, right-of-use assets, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Asia and the rest of Europe.

	October 31,
	2023	2022
	(in millions)
Long-lived Assets:
United States	$1,188	$1,080
Germany	192	151
Rest of World	471	492
Total Long-lived Assets	$1,851	$1,723

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.   SUBSEQUENT EVENT

Segment Reporting Changes. In December 2023, we decided to re-organize our operating segments and move our cell analysis business, which currently is included in our life science and applied markets segment, to our diagnostics and genomics operating segment. Following this re-organization, we will continue to have three businesses - life sciences and applied markets, diagnostics and genomics and Agilent CrossLab- each of which will comprise a reportable segment. All historical segment financial information will be recast to conform to this new reporting structure in our financial statements and accompanying notes, beginning with our Form 10-Q filing for the first quarter of fiscal year 2024. There will be no change to our Agilent CrossLab business segment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2023, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2023, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2023, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of October 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended October 31, 2023, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 14, 2024. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Information about our Executive Officers.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal year 2023. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	2,968,518	$118	39,843,872
Equity compensation plans not approved by security holders	—	—	—
Total	2,968,518	$118	39,843,872

(1)The number of securities remaining available for future issuance in column (c) includes 24,277,203 shares of common stock authorized and available for issuance under our current Employee Stock Purchase Plan ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 31 million shares.

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
1.    Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 53 of this report.
2.    Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2023
Tax valuation allowance	$115	$1	$(4)	$112
2022
Tax valuation allowance	$120	$7	$(12)	$115
2021
Tax valuation allowance	$132	$5	$(17)	$120

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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3/17/2023	3.1

3.2	Amended and Restated Bylaws.	8-K	5/22/2023	3.2

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.0

4.3	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

4.4	Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association	8-K	9/16/2019	4.1

4.5	First Supplemental Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association and Form of 2.750% Senior Note due 2029	8-K	9/16/2019	4.2

4.6	Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association and Form of 2.100% Senior Note due 2030	8-K	6/4/2020	4.1

4.7	Indenture dated as of March 12, 2021, between the Company and Citibank, N.A.	8-K	3/12/2021	4.1

4.8	First Supplemental Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A. and Form of Global Note for the Company’s 2.300% Senior Notes due 2031.	8-K	3/12/2021	4.2

4.9	Description of Securities	10-K	12/19/2019	4.8

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

10.4	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan effective May 1, 2020).*	10-Q	6/1/2020	10.1

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/7/2019	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *	10-K	12/20/2018	10.17

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *	10-K	12/20/2018	10.18

10.19	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees (for awards made after November 14, 2023)*				X

10.20	Form of Stock Option Award Agreement under the 2018 Stock Plan for non-U.S. Employees (for awards made after November 14, 2023)*				X

10.21	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 14, 2023)*				X

10.22	Form of Stock Award Agreement under the 2018 Stock Plan for Retention Awards granted to Employees (for awards made on or after November 14, 2023)*				X

10.23	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.24	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.25	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.26	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.27	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.28	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

10.29	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.30	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.31	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer)*	10-K	12/22/2014	10.37
10.32	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.5

10.33	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.34	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.35	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.36	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.37	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.38	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.39	Credit Agreement, dated June 7, 2023, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	6/13/2023	10.1

10.40	Incremental Assumption Agreement dated as of April 21, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/22/2021	10.1

10.41	Term Loan Agreement, dated as of April 15, 2022, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	4/19/2022	10.1

10.42	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.43	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*	10-K	12/20/2018	10.41

10.44	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell and the Company*	10-Q	6/1/2020	10.2

10.45	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.4

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2023.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

Date: December 19, 2023

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

Signature	Title	Date

/s/ MICHAEL R. MCMULLEN	Director, President and Chief Executive Officer	December 19, 2023
Michael R. McMullen	(Principal Executive Officer)

/s/ ROBERT W. MCMAHON	Senior Vice President and Chief Financial Officer	December 19, 2023
Robert W. McMahon	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 19, 2023
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 19, 2023
Koh Boon Hwee

/s/ MALA ANAND	Director	December 19, 2023
Mala Anand

/s/ HANS E. BISHOP	Director	December 19, 2023
Hans E. Bishop

/s/ OTIS W. BRAWLEY, M.D.	Director	December 19, 2023
Otis W. Brawley, M.D.

/s/ G. MIKAEL DOLSTEN, M.D., PH.D.	Director	December 19, 2023
G. Mikael Dolsten, M.D., PH.D.

/s/ HEIDI KUNZ	Director	December 19, 2023
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 19, 2023
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 19, 2023
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph.D.	Director	December 19, 2023
George A. Scangos, Ph.D.

/s/ DOW R. WILSON	Director	December 19, 2023
Dow R. Wilson