Form 10-Q
period 2024-01-31
AGILENT TECHNOLOGIES, INC.
filed 2024-03-05
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2024
OR
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

As of February 27, 2024, the registrant had 293,055,284 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Net revenue:
Products	$1,209	$1,323
Services and other	449	433
Total net revenue	1,658	1,756
Costs and expenses:
Cost of products	514	556
Cost of services and other	236	232
Total costs	750	788
Research and development	128	123
Selling, general and administrative	396	419
Total costs and expenses	1,274	1,330
Income from operations	384	426
Interest income	18	9
Interest expense	(22)	(25)
Other income (expense), net	23	—
Income before taxes	403	410
Provision for income taxes	55	58
Net income	$348	$352

Net income per share:
Basic	$1.19	$1.19
Diluted	$1.18	$1.19

Weighted average shares used in computing net income per share:
Basic	293	296
Diluted	294	297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023

Net income	$348	$352
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax benefit of $(3) and $(9)	(7)	(22)
Amounts reclassified into earnings related to derivative instruments, net of tax benefit of $(1) and $(2)	(2)	(4)
Foreign currency translation, net of tax expense (benefit) of $0 and $(1)	21	91
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(1) and $0	(1)	2
Other comprehensive income	11	67
Total comprehensive income	$359	$419

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share amounts)
(Unaudited)

	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,748	$1,590
Accounts receivable, net	1,295	1,291
Inventory	1,033	1,031
Other current assets	262	274
Total current assets	4,338	4,186
Property, plant and equipment, net	1,314	1,270
Goodwill	3,967	3,960
Other intangible assets, net	443	475
Long-term investments	170	164
Other assets	716	708
Total assets	$10,948	$10,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$488	$418
Employee compensation and benefits	272	371
Deferred revenue	522	505
Other accrued liabilities	335	309
Total current liabilities	1,617	1,603
Long-term debt	2,555	2,735
Retirement and post-retirement benefits	102	103
Other long-term liabilities	486	477
Total liabilities	4,760	4,918
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at January 31, 2024 and October 31, 2023	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 293,041,817 shares at January 31, 2024 and 292,123,241 shares at October 31, 2023 issued and outstanding	3	3
Additional paid-in-capital	5,440	5,387
Retained earnings	1,061	782
Accumulated other comprehensive loss	(316)	(327)
Total stockholders' equity	6,188	5,845
Total liabilities and stockholders' equity	$10,948	$10,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net income	$348	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	67
Share-based compensation	44	44
Deferred taxes	—	4
Excess and obsolete inventory related charges	11	7
Net (gain) loss on equity securities	(3)	10
Asset impairment charges	8	—
Change in fair value of contingent consideration	—	1
Other non-cash (income) expense, net	(6)	1
Changes in assets and liabilities:
Accounts receivable, net	10	(5)
Inventory	(9)	(69)
Accounts payable	84	(27)
Employee compensation and benefits	(104)	(174)
Other assets and liabilities	40	85
Net cash provided by operating activities	485	296

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(90)	(76)
Proceeds from sale of equity securities	—	4
Payments to acquire equity securities	—	(1)
Proceeds from convertible note	—	2
Payments in exchange for convertible note	(5)	(3)
Payments to acquire businesses and intangible assets, net of cash acquired	—	(30)
Net cash used in investing activities	(95)	(104)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	34	35
Payment of taxes related to net share settlement of equity awards	(25)	(51)
Payments for repurchase of common stock	—	(75)
Payments of dividends	(69)	(67)
Repayments of long-term debt	(180)	—
Net proceeds from short-term debt	—	203
Payment for contingent consideration	—	(62)
Net cash used in financing activities	(240)	(17)

Effect of exchange rate movements	7	22

Net increase in cash, cash equivalents and restricted cash	157	197

Cash, cash equivalents and restricted cash at beginning of period	1,593	1,056
Cash, cash equivalents and restricted cash at end of period	$1,750	$1,253

Supplemental cash flow information:
Income tax paid, net of refunds received	$24	$17
Interest payments, net of capitalized interest	$14	$15
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(16)	$(20)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	348	—	348
Other comprehensive income	—	—	—	—	11	11
Total comprehensive income						359
Cash dividends declared ($0.236 per common share)	—	—	—	(69)	—	(69)
Share-based awards issued, net of tax of $25	919	—	9	—	—	9
Share-based compensation	—	—	44	—	—	44
Balance as of January 31, 2024	293,042	$3	$5,440	$1,061	$(316)	$6,188

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	352	—	352
Other comprehensive income	—	—	—	—	67	67
Total comprehensive income						419
Cash dividends declared ($0.225 per common share)	—	—	—	(67)	—	(67)
Share-based awards issued, net of tax of $51	1,061	—	(17)	—	—	(17)
Repurchase of common stock	(499)	—	(7)	(68)	—	(75)
Share-based compensation	—	—	44	—	—	44
Balance as of January 31, 2023	295,821	$3	$5,345	$541	$(280)	$5,609

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

New Segment Structure. In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2024. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment.

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2024 and 2023 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2023 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of January 31, 2024 and October 31, 2023, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2024 and 2023, condensed consolidated statement of operations for the three months ended January 31, 2024 and 2023, condensed consolidated statement of cash flows for the three months ended January 31, 2024 and 2023 and condensed consolidated statement of equity for the three months ended January 31, 2024 and 2023.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	January 31,	October 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$1,748	$1,590
Restricted cash included in other assets	2	3
Total cash, cash equivalents and restricted cash	$1,750	$1,593

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Leases. As of January 31, 2024 and October 31, 2023, operating lease right-of-use assets where we are the lessee were $155 million and $154 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $164 million as of both January 31, 2024 and October 31, 2023, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2024, and October 31, 2023, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of both January 31, 2024, and October 31, 2023, the total carrying value of investments and loans in privately held companies considered as VIEs was $82 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of January 31, 2024 and October 31, 2023, the fair value of the term loan approximates its carrying value. As of January 31, 2024, the fair value of our senior notes was $1,900 million with a carrying value of $2,135 million. This compares to the fair value of our senior notes of $1,747 million with a carrying value of $2,135 million as of October 31, 2023. The change in the fair value compared to carrying value in the three months ended January 31, 2024 is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended January 31,
	2024				2023
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$244	$164	$222	$630	$286	$154	$247	$687
Europe	224	111	123	458	239	98	119	456
Asia Pacific	378	130	62	570	418	129	66	613
Total	$846	$405	$407	$1,658	$943	$381	$432	$1,756

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$565	$639
Chemicals and Advanced Materials	392	406
Diagnostics and Clinical	228	239
Food	157	160
Academia and Government	150	146
Environmental and Forensics	166	166
Total	$1,658	$1,756

Revenue by Type
Instrumentation	$630	$759
Non-instrumentation and other	1,028	997
Total	$1,658	$1,756

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of January 31, 2024, and October 31, 2023, were $239 million and $252 million, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the three months ended January 31, 2024:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2023	$616
Net revenue deferred in the period	254
Revenue recognized that was included in the contract liability balance at the beginning of the period	(229)
Change in deferrals from customer cash advances, net of revenue recognized	(5)
Currency translation and other adjustments	8
Ending balance as of January 31, 2024	$644

During the three months ended January 31, 2023 revenue recognized that was included in the contract liability balance at October 31, 2022 was $196 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2024, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2024, was $344 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Cost of products and services	$14	$13
Research and development	6	5
Selling, general and administrative	24	26
Total share-based compensation expense	$44	$44

At January 31, 2024 and October 31, 2023, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2024	2023
Stock Option Plans:
Weighted average risk-free interest rate	4.4%	3.9%
Dividend yield	0.8%	0.6%
Weighted average volatility	29%	28%
Expected life	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	28%	31%
Volatility of selected peer-company shares	16%-70%	22%-84%
Pair-wise correlation with selected peers	30%	42%

Post-vest holding restriction discount for all executive awards	6.4%	7.1%

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

5.     INCOME TAXES

For the three months ended January 31, 2024, our income tax expense was $55 million with an effective tax rate of 13.6 percent. For the three months ended January 31, 2024, there were no significant discrete items.

For the three months ended January 31, 2023, our income tax expense was $58 million with an effective tax rate of 14.1 percent. For the three months ended January 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the excess tax benefits from stock-based compensation of $12 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $7 million.

In the U.S., tax years remain open back to the year 2020 for federal income tax purposes and 2019 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2014.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Numerator:
Net income	$348	$352
Denominator:
Basic weighted-average shares	293	296
Potential common shares— stock options and other employee stock plans	1	1
Diluted weighted-average shares	294	297

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

For the three months ended January 31, 2024 and 2023, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of January 31, 2024 and October 31, 2023 consisted of the following:

	January 31, 2024	October 31, 2023
	(in millions)
Finished goods	$569	$570
Purchased parts and fabricated assemblies	464	461
Inventory	$1,033	$1,031

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2024:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2023	$1,579	$2,124	$257	$3,960
Foreign currency translation impact	4	—	3	7
Goodwill as of January 31, 2024	$1,583	$2,124	$260	$3,967

In the first quarter of fiscal year 2024, we reorganized our operating segments and moved our cell analysis business from our life sciences and applied markets business segment to our diagnostics and genomics business segment. As a result, we reassigned approximately $168 million of goodwill from our life sciences and applied markets business segment to our diagnostics and genomics business segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2023, have been recast to conform to this new presentation. As a result of the reorganization, there was no change to our reporting units. In addition, we performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of October 31, 2023 and January 31, 2024 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2023
Purchased technology	$1,467	$1,093	$374
Trademark/Tradename	196	163	33
Customer relationships	149	112	37
Third-party technology and licenses	34	13	21
Total amortizable intangible assets	1,846	1,381	465
In-Process R&D	10	—	10
Total	$1,856	$1,381	$475
As of January 31, 2024
Purchased technology	$1,474	$1,114	$360
Trademark/Tradename	196	166	30
Customer relationships	149	115	34
Third-party technology and licenses	34	15	19
Total amortizable intangible assets	1,853	1,410	443
In-Process R&D	—	—	—
Total	$1,853	$1,410	$443

During the three months ended January 31, 2024, there were no additions to goodwill and other intangible assets. During the three months ended January 31, 2024, we reclassified $4 million of in-process research and development intangible assets to purchased technology upon the completion of a project. During the three months ended January 31, 2024, there was no change to other intangibles due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended January 31, 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the condensed consolidated statement of operations related to a project in our life sciences and applied markets segment. During the three months ended January 31, 2023 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

Amortization expense of intangible assets was $26 million and $36 million for the three months ended January 31, 2024 and 2023, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2024 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2024	$75
2025	$84
2026	$54
2027	$53
2028	$46
2029	$42
Thereafter	$89

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 were as follows:

		Fair Value Measurement at January 31, 2024 Using
	January 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,102	$1,102	$—	$—
Derivative instruments (foreign exchange contracts)	12	—	12	—
Long-term
Trading securities	38	38	—	—
Other investments	29	—	29	—
Total assets measured at fair value	$1,181	$1,140	$41	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	38	—	38	—
Total liabilities measured at fair value	$49	$—	$48	$1

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 were as follows:

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$994	$994	$—	$—
Derivative instruments (foreign exchange contracts)	19	—	19	—
Long-term
Trading securities	36	36	—	—
Other investments	26	—	26	—
Total assets measured at fair value	$1,075	$1,030	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	36	—	36	—
Total liabilities measured at fair value	$39	$—	$38	$1

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Net gain (loss) recognized during the period on equity securities	$3	$(10)
Less: Net gain (loss) on equity securities sold during the period	$—	$(11)
Unrealized gain (loss) on equity securities	$3	$1

Contingent Consideration. As of January 31, 2024, the fair value of the contingent consideration liability relates to milestone payments in connection with one acquisition.

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Beginning balance	$1	$67
Additions to contingent consideration (including measurement period adjustment)	—	—
Payments	—	(65)
Change in fair value (included within selling, general and administrative expenses)	—	1
Ending balance	$1	$3

The fair value of the contingent consideration liability as of January 31, 2024, was estimated to be $1 million which was recorded in other accrued liabilities on the condensed consolidated balance sheet. During the three months ended January 31, 2023, we made a contingent consideration payment of $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience.

Resolution Bioscience. In the third quarter of fiscal year 2023, we decided to exit the Resolution Bioscience business and subsequently divested our interest in the business in the fourth quarter of fiscal year 2023. We project that there are no potential future milestone payments related to the Resolution Bioscience business.

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2024 and 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2024 long-lived assets held and used with a carrying value of $8 million were written down to their fair value of $0 million resulting in an impairment of $8 million. For the three months ended January 31, 2024, there were no impairments of long-lived assets held for sale. For the three months ended January 31, 2023, there were no impairments of long-lived assets held and used or long-lived assets held for sale.

Non-Marketable Equity Securities

For the three months ended January 31, 2024 and 2023, there were no impairments or unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of January 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $38 million gain and a $29 million loss, and the carrying amount was $102 million. As of January 31, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $35 million gain and no losses, and the carrying amount was $126 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2024, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2024 and 2023, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2024 was $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2024 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three months ended January 31, 2024, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2024, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of January 31, 2024 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	270	$(473)

Net Investment Hedges
Foreign exchange forward contracts	3	$(11)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	194	$(127)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of January 31, 2024, and October 31, 2023, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2024	October 31, 2023	Balance Sheet Location	January 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$15	Other accrued liabilities	$4	$1

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$1	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$7	$3	Other accrued liabilities	$6	$1
Total derivatives	$12	$19		$10	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$(10)	$(31)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$3	$6
Gain on time value of forward contracts recorded in cost of sales	$2	$2

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$—	$(1)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$(2)	$(13)

At January 31, 2024, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $6 million. Within the next twelve months it is estimated that $2 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three months ended January 31, 2024 and 2023, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended January 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$6	$—	$—
Interest cost on benefit obligation	5	5	6	6	1	1
Expected return on plan assets	(5)	(5)	(9)	(9)	(1)	(1)
Amortization of net actuarial (gain) loss	1	—	(4)	(1)	—	—
Total net periodic benefit cost (income)	$1	$—	$(2)	$2	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Employer Contributions
	January 31,		For Remainder of Year
	2024	2023	2024
	(in millions)
U.S. defined benefit plans	$—	$—	$—
Non-U.S. defined benefit plans	$6	$5	$12

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Standard warranty accrual, beginning balance	$29	$30
Accruals for warranties including change in estimates	15	11
Settlements made during the period	(14)	(13)
Standard warranty accrual, ending balance	$30	$28

Accruals for warranties due within one year	$30	$28

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million as of January 31, 2024 and October 31, 2023, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. RESTRUCTURING AND OTHER RELATED COSTS

In the fourth quarter of fiscal year 2023, we initiated a restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately $3 million in restructuring and other related costs in the three months ended January 31, 2024, for a total of $49 million since inception. The restructuring plan costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use ("ROU") and machinery and equipment assets, and other facilities-related costs. The

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

timing and scope of the workforce reductions will vary based on local legal requirements. These actions impact all three of our business segments. The costs associated with this restructuring plan have not been allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring program is expected to result in the reduction in annual cost of sales and operating expenses over the three business segments. While the majority of the workforce reduction was completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024.

A summary of total restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	2	1	3
Accelerated depreciation expenses of right-of-use assets	—	(1)	(1)
Cash payments	(25)	(2)	(27)
Balance at January 31, 2024	$8	$3	$11

The restructuring and other related costs of $11 million at January 31, 2024, are recorded in other accrued liabilities on the condensed consolidated balance sheet and reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plan is shown below:

Three Months Ended
January 31,
2024
(in millions)
Cost of products and services	$—
Research and Development	2
Selling, general and administrative	1
Total restructuring costs	$3

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the three months ended January 31, 2024, we made no borrowings or repayments under these credit facilities. As of both January 31, 2024 and October 31, 2023, we had no borrowings outstanding under both the credit facility and the incremental revolving credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2024.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the three months ended January 31, 2024, we made no borrowings or repayments under this credit facility. As of both January 31, 2024 and October 31, 2023, we had no borrowings outstanding under the credit facility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2024, we made no borrowings or repayments under our commercial paper program. As of both January 31, 2024 and October 31, 2023 we had no borrowings outstanding under our U.S. commercial paper program.

15. LONG-TERM DEBT

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the three months ended January 31, 2024.

During the three months ended January 31, 2024, we prepaid a total of $180 million on our term loan. As of January 31, 2024, we had $420 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.18 percent. As of October 31, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.22 percent.

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2024	October 31, 2023
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$299	$299
2029 Senior Notes	496	496
2030 Senior Notes	496	496
2031 Senior Notes	844	844
Total Senior Notes	$2,135	$2,135

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2024, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

16. STOCKHOLDERS' EQUITY

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

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. As of January 31, 2024, we had remaining authorization to repurchase up to approximately $1.524 billion of our common stock under the 2023 repurchase program.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2024, we paid cash dividends of $0.236 per common share or $69 million on the company's common stock. During the three months ended January 31, 2023, we paid cash dividends of $0.225 per common share or $67 million on the company's common stock.

On February 21, 2024, our board of directors declared a quarterly dividend of $0.236 per share of common stock or approximately $69 million which will be paid on April 24, 2024 to all shareholders of record at the close of business on April 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2024	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2023	$(301)	$122	$(165)	$17	$(327)
Other comprehensive income (loss) before reclassifications	29	—	1	(10)	20
Amounts reclassified out of accumulated other comprehensive income (loss)	(8)	—	(3)	(3)	(14)
Tax benefit	—	—	1	4	5
Other comprehensive income (loss)	21	—	(1)	(9)	11
As of January 31, 2024	$(280)	$122	$(166)	$8	$(316)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2024 and 2023 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2024	2023

Foreign currency translation	$8	$—	Other income (expense)
	8	—	Total before income tax
	—	—	Provision for income tax
	8	—	Total net of income tax

Unrealized gain on derivatives	3	6	Cost of products
	3	6	Total before income tax
	(1)	(2)	Provision for income tax
	2	4	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain	3	1	Other income (expense)
	3	1	Total before income tax
	(1)	(1)	Provision for income tax
	2	—	Total net of income tax

Total reclassifications for the period	$12	$4

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of actuarial net gain (loss) in respect of retirement plans and post retirement pension plans are included in the computation of net periodic benefit cost (income) (see Note 11, "Retirement Plans and Post Retirement Pension Plans").

17. SEGMENT INFORMATION

Description of segments. We are a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.
In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. All historical financial segment information has been recast to conform to this new presentation. There was no change to our Agilent CrossLab business segment.
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

Our diagnostics and genomics business is comprised of seven areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Second, our nucleic acid solutions business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to IVD manufacturers, biotechnology and pharmaceutical companies. Sixth, our genomics business includes arrays and next generation sequencing ("NGS"). This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes. The majority of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. The services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

A significant portion of the segments' expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, tax, real estate, insurance services, information technology services, treasury, order administration, other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate amortization of acquisition-related intangible assets, asset impairments, acquisition and integration costs, transformational initiatives expenses, restructuring and other related costs and certain other charges to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$846	$943
Diagnostics and Genomics	407	432
Agilent CrossLab	405	381
Total net revenue	$1,658	$1,756

Segment Income From Operations:
Life Sciences and Applied Markets	$236	$300
Diagnostics and Genomics	70	73
Agilent CrossLab	122	103
Total segment income from operations	$428	$476

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2024	2023
	(in millions)
Total segment income from operations	$428	$476
Unallocated costs:
Amortization of intangible assets related to business combinations	(26)	(36)
Acquisition and integration costs	(2)	(2)
Transformational initiatives	(3)	(7)
Asset impairment	(8)	—
Change in fair value of contingent consideration	—	(1)
Restructuring and other related costs	(3)	—
Other	(2)	(4)
Total unallocated costs	(44)	(50)
Income from operations	384	426
Interest income	18	9
Interest expense	(22)	(25)
Other income (expense), net (1)	23	—
Income before taxes, as reported	$403	$410

(1) For the three months ended January 31, 2024, other income (expense), net includes primarily income related to foreign currency translation reclassified out of accumulated comprehensive income (loss) and the defined benefit retirement and post-retirement benefit plans.

The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	January 31, 2024	October 31, 2023
	(in millions)
Assets:
Life Sciences and Applied Markets	$3,140	$3,161
Diagnostics and Genomics	3,962	3,966
Agilent CrossLab	947	897
Unallocated Assets	2,899	2,739
Total assets	$10,948	$10,763

18. SUBSEQUENT EVENT

On February 20, 2024, Michael McMullen, our President and Chief Executive Officer (“CEO”) notified the company that he will retire as President and CEO of the company and as a member of our board of directors on May 1, 2024. From May 1, 2024 through October 31, 2024, Mr. McMullen is expected to continue his employment with the company as a senior advisor.

On February 20, 2024, our board of directors appointed Padraig McDonnell, age 52 and a Senior Vice President of the company, as Chief Operating Officer and CEO-elect. Upon Mr. McMullen’s retirement as President and CEO, our board of directors intends to appoint Mr. McDonnell as CEO. The company also intends to nominate Mr. McDonnell as a member of our board of directors upon Mr. McMullen’s retirement as President and CEO. Since joining Agilent in 1998, Mr. McDonnell has served in a series of progressively more responsible general management positions and has served as Senior Vice President, Agilent and President of Agilent CrossLab Group since 2020.

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

New Segment Structure. In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2024. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment.

Actual Results

Net revenue of $1,658 million for the three months ended January 31, 2024 decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year. Net revenue for the three months ended January 31, 2024, declined in our life sciences and applied markets and diagnostics and genomics segments in both the Americas and the Asia Pacific regions, particularly in China, partially offset by revenue growth in our Agilent Crosslab segment. Revenue declined in most of the end markets we serve, most significantly in the pharmaceutical and chemical and advanced materials markets due to our customers' continued capital expenditure pressures compared to the same period last year. Revenue generated by our life sciences and applied markets business in the three months ended January 31, 2024 decreased 10 percent when compared to the same period last year. Foreign currency movements for the three months ended

January 31, 2024, had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year. Revenue generated by our diagnostics and genomics business for the three months ended January 31, 2024 decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year. Revenue generated by our Agilent CrossLab business in the three months ended January 31, 2024 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Net income for the three months ended January 31, 2024 was $348 million compared to net income of $352 million for the corresponding period last year. In the three months ended January 31, 2024, cash provided by operations was $485 million compared to cash provided by operations of $296 million in the same period last year.

Dividends. During the three months ended January 31, 2024, we paid cash dividends of $0.236 per common share or $69 million on the company's common stock. During the three months ended January 31, 2023, we paid cash dividends of $0.225 per common share or $67 million on the company's common stock.

On February 21, 2024, our board of directors declared a quarterly dividend of $0.236 per share of common stock or approximately $69 million which will be paid on April 24, 2024 to all shareholders of record at the close of business on April 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2021 Repurchase Program. During the three months ended January 31, 2023, we repurchased and retired 499,000 shares for $75 million under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. As of January 31, 2024, we had remaining authorization to repurchase up to approximately $1.524 billion of our common stock under the 2023 repurchase program.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Restructuring and Other Related costs

In the fourth quarter of fiscal year 2023, we initiated a restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately $3 million in restructuring and other related costs in the three months ended January 31, 2024, for a total of $49 million since inception. The restructuring plan costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use ("ROU") and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. These actions impact all three of our business segments. The costs associated with this restructuring plan have not been allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring program is expected to result in the reduction of $80 million in annual cost of sales and operating expenses over the three business segments. While the majority of the workforce reduction was completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024.

A summary of total restructuring activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	2	1	3
Accelerated depreciation expenses of right-of-use assets	—	(1)	(1)
Cash payments	(25)	(2)	(27)
Balance at January 31, 2024	$8	$3	$11

The restructuring and other related costs of $11 million at January 31, 2024, are recorded in other accrued liabilities on the condensed consolidated balance sheet and reflect estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plan is shown below:

Three Months Ended
January 31,
2024
(in millions)
Cost of products and services	$—
Research and Development	2
Selling, general and administrative	1
Total restructuring costs	$3

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue of 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
	(in millions)
Net revenue:
Products	$1,209	$1,323	(9)%
Services and other	449	433	4%
Total net revenue	$1,658	$1,756	(6)%

Net revenue of $1,658 million for the three months ended January 31, 2024 decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Revenue from products for the three months ended January 31, 2024 decreased 9 percent when compared to the same period last year. The product revenue decline in the three months ended January 31, 2024 was primarily driven by decreases in our liquid chromatography, mass spectrometry and cell analysis businesses partially offset by increases in our consumables and pathology businesses when compared to the same period last year. Overall, product revenue declined due to our customers' continued capital expenditure pressures and mostly impacted the pharmaceutical market within our life sciences and applied markets and diagnostics and genomics segments.

Services and other revenue for the three months ended January 31, 2024 increased 4 percent when compared to the same period last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three months ended January 31, 2024, service revenue increases reflected strong growth from contract repair and preventative maintenance services partly offset by declines in installation services related to the decline of the product revenues.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$846	$943	(10)%
Diagnostics and genomics	407	432	(6)%
Agilent CrossLab	405	381	6%
Total net revenue	$1,658	$1,756	(6)%

Revenue in the life sciences and applied markets business for the three months ended January 31, 2024 decreased 10 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2024, revenue declined in most of our end markets. We saw a significant decline in revenue in the pharmaceutical and chemical and advanced materials markets and a moderate decline in the diagnostics and clinical markets when compared to the same period last year. We saw modest revenue growth in the academia and government market when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three months ended January 31, 2024, decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had a favorable impact on revenue growth of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2024, we saw a significant decline in revenue in the pharmaceutical market due to lower sales in our cell analysis and nucleic acid solutions businesses when compared to the same period last year.

Revenue generated by Agilent CrossLab in the three months ended January 31, 2024, increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2024, we saw strong revenue growth across all of our end markets led by the diagnostics and clinical, pharmaceutical, chemicals and advanced materials and academia and government markets when compared to the same period last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
(in millions, except margin data)
Total gross margin	54.8%	55.1%	—
Research and development	$128	$123	4%
Selling, general and administrative	$396	$419	(5)%
Operating margin	23.2%	24.3%	(1) ppt
Income from operations	$384	$426	(10)%

Total gross margin for the three months ended January 31, 2024 was relatively flat when compared to the same period last year. Gross margin for the three months ended January 31, 2024 was impacted by targeted price increases, lower shipping costs, favorable impact of currency movements, and intangible amortization expense offset by lower sales volume, higher wages and inventory charges.

Research and development expenses for the three months ended January 31, 2024 increased 4 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2024 increased primarily due to an impairment of in-process research and development and restructuring and other related costs.

Selling, general and administrative expenses for the three months ended January 31, 2024 decreased 5 percent when compared to the same period last year. The decrease in the three months ended January 31, 2024, was due to lower intangible amortization expenses, transformational initiatives and variable pay partially offset by higher wages and the unfavorable impact of currency movements. In addition, selling, general and administrative expenses decreased due to savings from restructuring and business exit activities that occurred in the fourth quarter of fiscal year 2023.

Total operating margin for the three months ended January 31, 2024 decreased 1 percentage point when compared to the same period last year. Operating margin for the three months ended January 31, 2024 decreased primarily due to lower sales volume.

Income from operations for the three months ended January 31, 2024, decreased $42 million or 10 percent on a corresponding revenue decrease of $98 million.

Interest income for the three months ended January 31, 2024 and 2023 was $18 million and $9 million, respectively. The increase in interest income in 2024 was primarily due to higher cash balances and increases in interest rates related to our cash and cash equivalents.

At January 31, 2024, our headcount was approximately 17,700 as compared to approximately 18,300 at January 31, 2023.

Other income (expense), net

In the three months ended January 31, 2024, other income and expense, net includes a net gain of $3 million on equity securities. In the three months ended January 31, 2024, other income and expense, net also includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss) and $7 million of income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). In the three months ended January 31, 2024, other income and expense, net also includes income of $3 million related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

In the three months ended January 31, 2023, other income and expense, net includes a net loss on equity securities of $10 million. In the three months ended January 31, 2023 other income and expense, net also includes income of $3 million related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three months ended January 31, 2024, our income tax expense was $55 million with an effective tax rate of 13.6 percent. For the three months ended January 31, 2024, there were no significant discrete items.

For the three months ended January 31, 2023, our income tax expense was $58 million with an effective tax rate of 14.1 percent. For the three months ended January 31, 2023, our effective tax rate and the resulting provision for income taxes were impacted by the excess tax benefits from stock-based compensation of $12 million along with the expiration of various foreign statutes of limitations which resulted in the recognition of previously unrecognized tax benefits of $7 million.

In the U.S., tax years remain open back to the year 2020 for federal income tax purposes and 2019 for significant states. In other major jurisdictions where the company conducts business, the tax years generally remain open back to the year 2014.

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

Segment Overview

In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2024. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying footnotes. There was no change to our Agilent CrossLab business segment.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
	(in millions)

Net revenue	$846	$943	(10)%

Life sciences and applied markets business revenue for the three months ended January 31, 2024 decreased 10 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2024 decreased 15 percent in the Americas with no currency impact, decreased 6 percent in Europe with a 4 percentage point favorable currency impact and decreased 10 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. The revenue decline in the Americas was driven by weakness in our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Asia Pacific was also driven by lower demand in China within our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Europe was driven by weakness in our liquid chromatography business partially offset by strength in the consumables business when compared to the same period last year.

For the three months ended January 31, 2024, revenue declined across all end markets except academia and government. Revenue in the pharmaceutical market declined significantly due to weakness in our liquid chromatography and liquid chromatography mass spectrometry businesses partially offset by strength in our consumables business when compared to the same period last year. Revenue in the chemicals and advanced materials market declined significantly due to weakness in our spectroscopy and liquid chromatography businesses partially offset by strength in our consumables businesses when compared to the same period last year. Revenue in the diagnostics and clinical market declined significantly due to weakness in our liquid chromatography mass spectrometry, and liquid chromatography businesses partially offset by strength in our consumables business when compared to the same period last year. Modest revenue growth in the academia and government market was driven by strength in our spectrometry and remarketed instruments businesses partially offset by weakness in our liquid chromatography mass spectrometry and liquid chromatography businesses when compared to the same period last year.

Looking forward, despite the challenging macroeconomic environment, our customers' capital expenditure pressures and geopolitical uncertainties, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. While we anticipate continued volatility in our markets, we expect long term growth across our end markets as we continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
(in millions, except margin data)
Gross margin	60.2%	61.5%	(1) ppt
Research and development	$67	$67	—
Selling, general and administrative	$206	$213	(3)%
Operating margin	27.9%	31.8%	(4) ppts
Income from operations	$236	$300	(22)%

Gross margin for products and services for the three months ended January 31, 2024, decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2024 was impacted by lower sales volume, unfavorable business mix and warranty costs which were partially offset by lower logistics costs and the favorable impact of currency movements when compared to the same period last year.

Research and development expenses for the three months ended January 31, 2024, were flat when compared to the same period last year. Research and development expenses for the three months ended January 31, 2024 were flat due to higher program investments in our digital lab offset by lower consumables and travel expenses when compared to the same period last year.

Selling, general and administrative expenses for the three months ended January 31, 2024, decreased 3 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2024, decreased due to lower marketing expenses and share-based compensation expenses partially offset by the unfavorable impact of currency movements and higher wages when compared to the same period last year.

Operating margin for products and services for the three months ended January 31, 2024 decreased 4 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2024 was impacted by lower sales volume partially offset by lower logistics costs, marketing and consumables when compared to the same period last year.

Income from operations for the three months ended January 31, 2024, decreased $64 million or 22 percent on a corresponding revenue decrease of $97 million.

Diagnostics and Genomics

Our diagnostics and genomics business includes the cell analysis, nucleic acid contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership, genomics and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of seven areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Second, our nucleic acid solutions business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to IVD manufacturers, biotechnology and pharmaceutical companies. Sixth, our genomics business includes arrays and next generation sequencing ("NGS"). This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
	(in millions)

Net revenue	$407	$432	(6)%

Diagnostics and genomics business revenue for the three months ended January 31, 2024 decreased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had a favorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2024 decreased 10 percent in the Americas with no currency impact, increased 2 percent in Europe with a 3 percentage point favorable currency impact and decreased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact compared to the same period last year. For the three months ended January 31, 2024, the revenue decline in the Americas was driven by our cell analysis, genomics and nucleic acid solutions businesses. Revenue increased in Europe due to strong performance in our pathology and biomolecular analysis businesses partially offset by a decline in our cell analysis business. The revenue decline in Asia Pacific was driven by our cell analysis business.

For the three months ended January 31, 2024, revenue performance in the pharmaceutical market declined significantly due to our cell analysis and nucleic acid solutions businesses. We also saw revenue decline in the diagnostics and clinical markets primarily from our cell analysis and genomics businesses when compared to the same period last year. Revenue in the academia and government markets grew modestly due to our biomolecular analysis and cell analysis businesses.

Looking forward, despite the challenging macroeconomic environment, geopolitical uncertainties and the short-term unfavorable market conditions affecting our genomics and cell analysis businesses, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with the expansion of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will also continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
(in millions, except margin data)
Gross margin	52.8%	52.6%	—
Research and development	$44	$47	(7)%
Selling, general and administrative	$101	$107	(6)%
Operating margin	17.3%	16.9%	—
Income from operations	$70	$73	(4)%

Gross margin for products and services for the three months ended January 31, 2024, was flat when compared to the same period last year. Gross margin for the three months ended January 31, 2024 remained flat due to growth in average selling prices, favorable product mix and the favorable impact of currency movements offset by higher wages and infrastructure costs.

Research and development expenses for the three months ended January 31, 2024, decreased 7 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2024 decreased primarily due to savings from the exit of our resolution bioscience business and the restructuring activities that occurred in the fourth quarter of fiscal year 2023.

Selling, general and administrative expenses for the three months ended January 31, 2024, decreased 6 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2024 decreased due to less expenses attributed to the exit of our resolution bioscience business and lower commissions in our cell analysis business partially offset by higher wages. In addition, selling, general and administrative expenses decreased due to savings from restructuring activities that occurred in the fourth quarter of fiscal year 2023.

Operating margin for products and services for the three months ended January 31, 2024 was relatively flat when compared to the same period last year. Operating margin for products and services for the three months ended January 31, 2024, increased due to savings from restructuring and business exit activities that occurred in the fourth quarter of fiscal year 2023; these savings were offset by lower revenue, higher wages and higher infrastructure costs.

Income from operations for the three months ended January 31, 2024 decreased $3 million or 4 percent on a corresponding revenue decrease of $25 million.
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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
	(in millions)

Net revenue	$405	$381	6%

Agilent CrossLab business revenue for the three months ended January 31, 2024 increased 6 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2024 increased 6 percent in the Americas with a 1 percentage point favorable currency impact, increased 14 percent in Europe with a 6 percentage point favorable currency impact and increased 1 percent in Asia Pacific with a 1 percentage point unfavorable currency impact compared to the same period last year. For the three months ended January 31, 2024, revenue growth in all three regions reflected consistent high demand for repair, maintenance and compliance services across the entire portfolio. The revenue growth was partially offset by weakness in installation revenue, mostly in the Asia Pacific region.

For the three months ended January 31, 2024, we saw strong revenue growth across all of the end markets, mainly driven by our spectroscopy, gas chromatography and liquid chromatography businesses, when compared to the same period last year.

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

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2024	2023	Months
(in millions, except margin data)
Gross margin	50.5%	48.5%	2 ppts
Research and development	$9	$9	—
Selling, general and administrative	$74	$73	—
Operating margin	30.2%	27.0%	3 ppts
Income from operations	$122	$103	19%

Gross margin for the three months ended January 31, 2024 increased 2 percentage points when compared to the same period last year. Gross margin for the three months ended January 31, 2024 was impacted by targeted price increases, well-controlled variable service delivery costs and the favorable impact of currency movements which were partially offset by higher wages.

Research and development expenses for the three months ended January 31, 2024 were flat when compared to the same period last year. Research and development expenses for the three months ended January 31, 2024 were flat due to the unfavorable impact of currency offset by lower travel costs and other discretionary spending.

Selling, general and administrative expenses for the three months ended January 31, 2024 were flat when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2024 were flat mainly due to higher wages, commissions and the unfavorable impact of currency, offset by lower travel costs and other discretionary spending.

Operating margin for products and services for the three months ended January 31, 2024 increased 3 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2024 increased mostly driven by targeted price increases that improved margins in addition to flat expenses.

Income from operations for the three months ended January 31, 2024 increased $19 million or 19 percent on a corresponding revenue increase of $24 million.

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

Our financial position as of January 31, 2024 consisted of cash and cash equivalents of $1,748 million as compared to $1,590 million as of October 31, 2023.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash inflow from operating activities was $485 million for the three months ended January 31, 2024 compared to cash inflow of $296 million for the same period in 2023. Net cash paid for income taxes in the three months ended January 31, 2024 was $24 million compared to net cash paid for income taxes of $17 million for the same period in 2023.

In the three months ended January 31, 2024, accounts receivable provided cash of $10 million compared to cash used of $5 million for the same period in 2023. Days’ sales outstanding ("DSO") as of January 31, 2024 was 70 days when compared to 75 days as of January 31, 2023. Cash used for inventory was $9 million for the three months ended January 31, 2024 compared to cash used of $69 million for the same period in 2023. Inventory days on-hand was 124 days as of January 31, 2024 compared to 127 days as of January 31, 2023 mainly due to focused inventory optimization efforts. In the three months ended January 31, 2024, accounts payable provided cash of $84 million compared to cash used of $27 million for the same period in 2023. This was mainly due to less expenditures for direct materials as we continue optimizing our inventory levels and to timing of payments. The employee compensation and benefits liability used cash of $104 million for the three months ended January 31, 2024 compared to cash used of $174 million for the same period in 2023. This was largely due to a decrease in variable and incentive payments which were $105 million in 2024 compared to $185 million in 2023.
We contributed approximately $6 million and $5 million to our defined benefit plans in the three months ended January 31, 2024 and 2023, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $12 million to our defined benefit plans during the remainder of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $95 million for the three months ended January 31, 2024 as compared to net cash used in investing activities of $104 million in the same period of 2023. In the three months ended January 31, 2024, we had no acquisitions compared to cash used of $30 million related to one acquisition in the three months ended January 31, 2023.

Investments in property, plant and equipment were $90 million for the three months ended January 31, 2024 compared to $76 million in the same period of 2023. We expect that total capital expenditures for the current year will be approximately $400 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2024 was $240 million compared to net cash used in financing activities of $17 million for the same period of 2023.

Treasury Stock Repurchases. Our 2021 repurchase program authorized the purchase of up to $2.0 billion of our common stock at the company's discretion and had no fixed termination date. During the three months ended January 31, 2023, we repurchased and retired 499,000 shares for $75 million under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

Our 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. As of January 31, 2024, we had remaining authorization to repurchase up to approximately $1.524 billion of our common stock under the 2023 repurchase program.

Dividends. During the three months ended January 31, 2024 and 2023, we paid cash dividends of $0.236 per common share or $69 million, and $0.225 per common share or $67 million, respectively, on the company's common stock.

On February 21, 2024, our board of directors declared a quarterly dividend of $0.236 per share of common stock or approximately $69 million which will be paid on April 24, 2024 to all shareholders of record at the close of business on April 2, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Contingent Consideration Payment. During the three months ended January 31, 2023, we paid $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience. Of the $65 million payment, $3 million was included as an outflow in cash from operations.

Credit Facilities and Short-Term Debt. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the three months ended January 31, 2024, we had no borrowings or repayments under these credit facilities. As of January 31, 2024, we had no borrowings outstanding under both the credit facility and the incremental revolving credit facility. We were in compliance with the covenants for the credit facility during the three months ended January 31, 2024.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the three months ended January 31, 2024, we had no borrowings or repayments under this credit facility. As of January 31, 2024, we had no borrowings outstanding under the credit facility.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2024, we had no borrowings or repayments under our commercial paper program compared to borrowings of $527 million and repayments of $324 million in the same period in 2023. As of January 31, 2024 we had no borrowings outstanding under our U.S. commercial paper program.

Long-Term Debt. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. During the three months ended January 31, 2024, we prepaid a total of $180 million on our term loan. As of January 31, 2024, we had $420 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.18 percent.

There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2024 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Other. Our commitments for indirect material and services decreased by $11 million from $123 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers decreased by $66 million as supply chain issues improved from $707 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 to our contractual commitments in the first three months of fiscal year 2024. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2024 and October 31, 2023 include $159 million and $162 million, respectively, related to long-term income tax liabilities. Of these amounts, $65 million and $68 million related to uncertain tax positions as of January 31, 2024 and October 31, 2023, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of January 31, 2024 the remaining $94 million in other long-term liabilities relates to the U.S. transition tax payment which is due in installments over the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 46 percent and 53 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2024 and 2023, respectively. The overall favorable effect of changes in foreign currency exchange rates, principally as a result of the weakness of the U.S. dollar, has increased revenue by 1 percentage point in the three months ended January 31, 2024. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2024, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the three months ended January 31, 2024 had an overall favorable impact on revenue of approximately 1 percentage point when compared to the same period last year. When movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The Organization for Economic Co-operation and Development (OECD) has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules. We are currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we operate.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028. Furthermore, we are permitted pursuant to the credit agreement to establish incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. We also entered into a $600 million term loan agreement that matures on April 15, 2025. As of January 31, 2024, we had approximately $2.6 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $2.1 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2024, we had cash and cash equivalents of approximately $1.7 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. As of January 31, 2024, we had remaining authorization to repurchase up to approximately $1.524 billion of our common stock under the 2023 repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended January 31, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

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

Dated:	March 4, 2024	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 4, 2024	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)