Form 10-Q
period 2024-07-31
AGILENT TECHNOLOGIES, INC.
filed 2024-08-30
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2024
OR
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

As of August 22, 2024, the registrant had 287,327,671 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net revenue:
Products	$1,121	$1,222	$3,455	$3,819
Services and other	457	450	1,354	1,326
Total net revenue	1,578	1,672	4,809	5,145
Costs and expenses:
Cost of products	491	784	1,486	1,890
Cost of services and other	232	230	704	705
Total costs	723	1,014	2,190	2,595
Research and development	127	118	368	367
Selling, general and administrative	395	407	1,171	1,241
Total costs and expenses	1,245	1,539	3,729	4,203
Income from operations	333	133	1,080	942
Interest income	19	13	56	34
Interest expense	(22)	(24)	(64)	(73)
Other income (expense), net	13	10	48	16
Income before taxes	343	132	1,120	919
Provision for income taxes	61	21	182	154
Net income	$282	$111	$938	$765

Net income per share:
Basic	$0.97	$0.38	$3.21	$2.59
Diluted	$0.97	$0.38	$3.20	$2.58

Weighted average shares used in computing net income per share:
Basic	290	294	292	295
Diluted	291	295	293	296

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

Net income	$282	$111	$938	$765
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $0, $(1) and $(5)	(3)	2	(3)	(13)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1), $1, $(2) and $0	(2)	1	(5)	—
Foreign currency translation, net of tax expense (benefit) of $0, $(1), $0 and $(2)	13	9	10	87
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(2), $0, $(4) and $0	(2)	(1)	(6)	3
Change in net prior service benefit, net of tax expense of $0, $0, $0 and $0	—	—	—	(1)
Other comprehensive income (loss)	6	11	(4)	76
Total comprehensive income	$288	$122	$934	$841

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except par value and share data)
(Unaudited)

	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,779	$1,590
Accounts receivable, net	1,227	1,291
Inventory	978	1,031
Other current assets	272	274
Total current assets	4,256	4,186
Property, plant and equipment, net	1,446	1,270
Goodwill	3,965	3,960
Other intangible assets, net	392	475
Long-term investments	186	164
Other assets	751	708
Total assets	$10,996	$10,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$497	$418
Employee compensation and benefits	309	371
Deferred revenue	524	505
Short-term debt	795	—
Other accrued liabilities	264	309
Total current liabilities	2,389	1,603
Long-term debt	2,137	2,735
Retirement and post-retirement benefits	96	103
Other long-term liabilities	471	477
Total liabilities	5,093	4,918
Commitments and contingencies (Notes 9 and 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at July 31, 2024 and October 31, 2023	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 287,529,636 shares at July 31, 2024 and 292,123,241 shares at October 31, 2023 issued and outstanding	3	3
Additional paid-in-capital	5,458	5,387
Retained earnings	773	782
Accumulated other comprehensive loss	(331)	(327)
Total stockholders' equity	5,903	5,845
Total liabilities and stockholders' equity	$10,996	$10,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2024	2023
Cash flows from operating activities:
Net income	$938	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	209
Share-based compensation	103	97
Deferred taxes	(8)	(69)
Excess and obsolete inventory related charges	33	27
Net (gain) loss on equity securities	(6)	13
Asset impairment charges	8	277
Change in fair value of contingent consideration	—	1
Other non-cash (income) expense, net	2	4
Changes in assets and liabilities:
Accounts receivable, net	67	113
Inventory	15	(53)
Accounts payable	78	(117)
Employee compensation and benefits	(65)	(137)
Other assets and liabilities	(83)	126
Net cash provided by operating activities	1,270	1,256

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(285)	(214)
Proceeds from sale of equity securities	—	5
Payments to acquire equity securities	(5)	(3)
Proceeds from convertible note	—	4
Payments in exchange for convertible note	(11)	(11)
Payments to acquire businesses and intangible assets, net of cash acquired	(3)	(51)
Net cash used in investing activities	(304)	(270)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	76	65
Payments of taxes related to net share settlement of equity awards	(27)	(53)
Payments for repurchase of common stock	(815)	(495)
Payments of dividends	(206)	(199)
Repayments of long-term debt	(180)	—
Net proceeds from (repayments of) short-term debt	375	20
Payment for contingent consideration	—	(67)
Net cash used in financing activities	(777)	(729)

Effect of exchange rate movements	—	19

Net increase (decrease) in cash, cash equivalents and restricted cash	189	276

Cash, cash equivalents and restricted cash at beginning of period	1,593	1,056
Cash, cash equivalents and restricted cash at end of period	$1,782	$1,332

Supplemental cash flow information:
Income tax paid, net of refunds received	$284	$143
Interest payments, net of capitalized interest	$50	$60
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$—	$(20)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2024	291,588	$3	$5,458	$1,090	$(337)	$6,214
Components of comprehensive income, net of tax:
Net income	—	—	—	282	—	282
Other comprehensive income (loss)	—	—	—	—	6	6
Total comprehensive income						288
Cash dividends declared ($0.236 per common share)	—	—	—	(68)	—	(68)
Share-based awards issued, net of tax of $1	339	—	31	—	—	31
Repurchase of common stock, including excise taxes	(4,397)	—	(59)	(531)	—	(590)
Share-based compensation	—	—	28	—	—	28
Balance as of July 31, 2024	287,530	$3	$5,458	$773	$(331)	$5,903

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	938	—	938
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Total comprehensive income						934
Cash dividends declared ($0.708 per common share)	—	—	—	(206)	—	(206)
Share-based awards issued, net of tax of $27	1,398	—	48	—	—	48
Repurchase of common stock, including excise taxes	(5,991)	—	(80)	(741)	—	(821)
Share-based compensation	—	—	103	—	—	103
Balance as of July 31, 2024	287,530	$3	$5,458	$773	$(331)	$5,903

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2023	295,261	$3	$5,360	$700	$(282)	$5,781
Components of comprehensive income, net of tax:
Net income	—	—	—	111	—	111
Other comprehensive income (loss)	—	—	—	—	11	11
Total comprehensive income						122
Cash dividends declared ($0.225 per common share)	—	—	—	(66)	—	(66)
Share-based awards issued, net of tax of $1	298	—	29	—	—	29
Repurchase of common stock, including excise taxes	(2,812)	—	(36)	(301)	—	(337)
Share-based compensation	—	—	29	—	—	29
Balance as of July 31, 2023	292,747	$3	$5,382	$444	$(271)	$5,558

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2023	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	765	—	765
Other comprehensive income (loss)	—	—	—	—	76	76
Total comprehensive income						841
Cash dividends declared ($0.675 per common share)	—	—	—	(199)	—	(199)
Share-based awards issued, net of tax of $53	1,405	—	11	—	—	11
Repurchase of common stock, including excise taxes	(3,917)	—	(51)	(446)	—	(497)
Share-based compensation	—	—	97	—	—	97
Balance as of July 31, 2023	292,747	$3	$5,382	$444	$(271)	$5,558

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

Acquisition. On July 21, 2024 we signed an agreement to acquire BIOVECTRA, a leading specialized contract development and manufacturing organization for $925 million in cash. The acquisition is subject to certain customary closing conditions, including receipt of regulatory approvals. The financial results of BIOVECTRA will be included within our financial results from the date of the close, which is expected to occur before calendar year 2025.

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2024 and 2023 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2023 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheet as of July 31, 2024 and October 31, 2023, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2024 and 2023, condensed consolidated statement of operations for the three and nine months ended July 31, 2024 and 2023, condensed consolidated statement of cash flows for the nine months ended July 31, 2024 and 2023 and condensed consolidated statement of equity for the three and nine months ended July 31, 2024 and 2023.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet follows:

	July 31,	October 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$1,779	$1,590
Restricted cash included in other assets	3	3
Total cash, cash equivalents and restricted cash	$1,782	$1,593

Leases. As of July 31, 2024 and October 31, 2023, operating lease right-of-use assets where we are the lessee were $178 million and $154 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheet. The associated operating lease liabilities were $184 million and $164 million as of July 31, 2024 and October 31, 2023, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheet.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2024 and October 31, 2023, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2024 and October 31, 2023, the total carrying value of investments and loans in privately held companies considered as VIEs was $93 million and $82 million, respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheet.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of July 31, 2024 and October 31, 2023, the fair value of the term loan approximates its carrying value. As of July 31, 2024, the fair value of our senior notes was $1,905 million with a carrying value of $2,137 million. This compares to the fair value of our senior notes of $1,747 million with a carrying value of $2,135 million as of October 31, 2023. The change in the fair value compared to carrying value in the nine months ended July 31, 2024 is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2024				2023
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$251	$170	$205	$626	$270	$159	$238	$667
Europe	193	113	126	432	203	108	121	432
Asia Pacific	338	128	54	520	381	129	63	573
Total	$782	$411	$385	$1,578	$854	$396	$422	$1,672

	Nine Months Ended July 31,
	2024				2023
	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Revenue by Region
Americas	$735	$501	$657	$1,893	$819	$467	$744	$2,030
Europe	605	335	376	1,316	649	309	363	1,321
Asia Pacific	1,042	382	176	1,600	1,203	388	203	1,794
Total	$2,382	$1,218	$1,209	$4,809	$2,671	$1,164	$1,310	$5,145

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Revenue by End Markets
Pharmaceutical	$540	$592	$1,647	$1,843
Chemicals and Advanced Materials	356	378	1,110	1,162
Diagnostics and Clinical	242	241	709	730
Food	144	151	440	472
Academia and Government	128	146	417	451
Environmental and Forensics	168	164	486	487
Total	$1,578	$1,672	$4,809	$5,145

Revenue by Type
Instrumentation	$556	$643	$1,734	$2,091
Non-instrumentation and other	1,022	1,029	3,075	3,054
Total	$1,578	$1,672	$4,809	$5,145

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheet. The balances of contract assets as of July 31, 2024 and October 31, 2023, were $244 million and $252 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the nine months ended July 31, 2024:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2023	$616
Net revenue deferred in the period	456
Revenue recognized that was included in the contract liability balance at the beginning of the period	(422)
Change in deferrals from customer cash advances, net of revenue recognized	(8)
Currency translation and other adjustments	4
Ending balance as of July 31, 2024	$646

During the nine months ended July 31, 2023 revenue recognized that was included in the contract liability balance at October 31, 2022 was $368 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2024, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2024, was $344 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

4.     SHARE-BASED COMPENSATION

We account for share-based awards in accordance with the provisions of the authoritative accounting guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, restricted stock units, employee stock purchases made under our employee stock purchase plan ("ESPP") and performance share awards granted to selected members of our senior management under the long-term performance plan (“LTPP”) based on estimated fair values.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Cost of products and services	$9	$8	$32	$28
Research and development	4	5	13	13
Selling, general and administrative	15	16	59	57
Total share-based compensation expense	$28	$29	$104	$98

At July 31, 2024 and October 31, 2023, no share-based compensation was capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Stock Option Plans:
Weighted average risk-free interest rate	4.5%	3.8%	4.4%	3.9%
Dividend yield	0.7%	0.7%	0.8%	0.6%
Weighted average volatility	29%	29%	29%	28%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	28%	31%	28%	31%
Volatility of selected peer-company shares	16%-70%	22%-84%	16%-70%	22%-84%
Pair-wise correlation with selected peers	30%	42%	30%	42%

Post-vest holding restriction discount for all executive awards	6.4%	7.1%	6.4%	7.1%

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

5.     INCOME TAXES

For the three and nine months ended July 31, 2024, our income tax expense was $61 million with an effective tax rate of 17.8 percent and $182 million with an effective tax rate of 16.3 percent, respectively. For the three months ended July 31, 2024, there were no significant discrete items. For the nine months ended July 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax expense of $12 million related to the settlement of an audit in Singapore.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Numerator:
Net income	$282	$111	$938	$765
Denominator:
Basic weighted-average shares	290	294	292	295
Potential common shares— stock options and other employee stock plans	1	1	1	1
Diluted weighted-average shares	291	295	293	296

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

For both the three and nine months ended July 31, 2024 and 2023, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of July 31, 2024 and October 31, 2023 consisted of the following:

	July 31, 2024	October 31, 2023
	(in millions)
Finished goods	$538	$570
Purchased parts and fabricated assemblies	440	461
Inventory	$978	$1,031

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2024:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2023	$1,579	$2,124	$257	$3,960
Foreign currency translation impact	3	—	2	5
Goodwill as of July 31, 2024	$1,582	$2,124	$259	$3,965

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

The component parts of other intangible assets as of October 31, 2023 and July 31, 2024 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2023
Purchased technology	$1,467	$1,093	$374
Trademark/Tradename	196	163	33
Customer relationships	149	112	37
Third-party technology and licenses	34	13	21
Total amortizable intangible assets	1,846	1,381	465
In-Process R&D	10	—	10
Total	$1,856	$1,381	$475
As of July 31, 2024
Purchased technology	$1,476	$1,151	$325
Trademark/Tradename	196	173	23
Customer relationships	149	121	28
Third-party technology and licenses	33	17	16
Total amortizable intangible assets	1,854	1,462	392
In-Process R&D	—	—	—
Total	$1,854	$1,462	$392

During the nine months ended July 31, 2024, there were no additions to goodwill. During the nine months ended July 31, 2024, we recorded $3 million in additions to other intangible assets related to an acquisition. During the nine months ended July 31, 2024, we reclassified $4 million of in-process research and development intangible assets to purchased technology upon the completion of a project. During the nine months ended July 31, 2024, there was no change to other intangibles due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended July 31, 2024, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets. During the nine months ended July 31, 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the condensed consolidated statement of operations related to a project in our life sciences and applied markets segment. During the nine months ended July 31, 2024 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill.

During the three and nine months ended July 31, 2023, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets. During the three and nine months ended July 31, 2023, we recorded an impairment of finite-lived intangible assets of $258 million related to the shutdown of our Resolution Bioscience business in our diagnostics and genomics segment. Of the $258 million, $249 million was recorded in cost of sales and $9 million was recorded in selling general and administrative expenses on our condensed consolidated statement of operations in both the three and nine months ended July 31, 2023.

Amortization expense of intangible assets was $25 million and $78 million for the three and nine months ended July 31, 2024, respectively. Amortization expense of intangible assets was $39 million and $113 million for the three and nine months ended July 31, 2023, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2024 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2024	$23
2025	$84
2026	$55
2027	$53
2028	$46
2029	$42
Thereafter	$89

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 were as follows:

		Fair Value Measurement at July 31, 2024 Using
	July 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,185	$1,185	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	43	43	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$1,268	$1,228	$40	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$7	$—	$7	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$51	$—	$50	$1

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 were as follows:

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$994	$994	$—	$—
Derivative instruments (foreign exchange contracts)	19	—	19	—
Long-term
Trading securities	36	36	—	—
Other investments	26	—	26	—
Total assets measured at fair value	$1,075	$1,030	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	36	—	36	—
Total liabilities measured at fair value	$39	$—	$38	$1

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Net gain (loss) recognized during the period on equity securities	$2	$1	$6	$(13)
Less: Net gain (loss) on equity securities sold during the period	$—	$—	$—	$(15)
Unrealized gain (loss) on equity securities	$2	$1	$6	$2

Contingent Consideration. As of July 31, 2024, the fair value of the contingent consideration liability relates to a potential milestone payment in connection with one acquisition.

The contingent consideration liability is our only recurring Level 3 asset or liability. A summary of the Level 3 activity follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$1	$8	$1	$67
Additions to contingent consideration (including measurement period adjustment)	$—	$—	—	5
Payments	$—	$(5)	—	(70)
Change in fair value (included within selling, general and administrative expenses)	$—	$—	—	1
Ending balance	$1	$3	$1	$3

The fair value of the contingent consideration liability as of July 31, 2024, was estimated to be $1 million which was recorded in other accrued liabilities on the condensed consolidated balance sheet. During the nine months ended July 31, 2023, we made contingent consideration payments totaling $70 million related to the achievement of certain technical milestones associated with our acquisition of Resolution Bioscience and another acquisition.

Resolution Bioscience. In the third quarter of fiscal year 2023, we decided to exit the Resolution Bioscience business and subsequently divested our interest in the business in the fourth quarter of fiscal year 2023. We project that there are no potential future milestone payments related to the Resolution Bioscience business.

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2024 and 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended July 31, 2024, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2024, long-lived assets held and used with a carrying value of $8 million were written down to their fair value of zero resulting in an impairment of $8 million. For the three and nine months ended July 31, 2024, there were no impairments of long-lived assets held for sale.

For the three and nine months ended July 31, 2023, long-lived assets held and used with a carrying value of $277 million were written down to their fair value of zero resulting in an impairment charge of $277 million primarily related to the shutdown of our Resolution Bioscience business in our diagnostics and genomics segment. For the three and nine months ended July 31, 2023, there were no impairments of long-lived assets held for sale.

Non-Marketable Equity Securities

For the three and nine months ended July 31, 2024 and 2023, there were no impairments or unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of July 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $40 million gain and a $30 million loss, and the carrying amount was $112 million. As of July 31, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $36 million gain and $1 million loss, and the carrying amount was $124 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2024, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2024 and 2023, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2024 was $2 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2024 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and nine months ended July 31, 2024, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2024, was not material. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of July 31, 2024 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	303	$(514)

Net Investment Hedges
Foreign exchange forward contracts	3	$(33)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	184	$(24)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheet as of July 31, 2024, and October 31, 2023, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2024	October 31, 2023	Balance Sheet Location	July 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$15	Other accrued liabilities	$3	$1

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$1	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$4	$3	Other accrued liabilities	$4	$1
Total derivatives	$9	$19		$7	$2

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss	$(3)	$2	$(4)	$(18)
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive loss into cost of sales	$3	$(2)	$8	$1
Gain on time value of forward contracts recorded in cost of sales	$2	$2	$5	$5

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive loss - translation adjustment	$—	$—	$—	$(1)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense)	$1	$5	$2	$(1)

At July 31, 2024, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $8 million. Within the next twelve months it is estimated that $1 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three and nine months ended July 31, 2024 and 2023, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$5	$—	$—
Interest cost on benefit obligation	6	5	7	6	1	1
Expected return on plan assets	(5)	(5)	(9)	(9)	(1)	(1)
Amortization of net actuarial (gain) loss	—	—	(4)	—	—	—
Total net periodic benefit cost (income)	$1	$—	$(1)	$2	$—	$—

	Nine Months Ended July 31,
	U.S. Pension Plans		Non-U.S. Pension Plans		U.S. Post Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	(in millions)
Service cost—benefits earned during the period	$—	$—	$13	$13	$—	$—
Interest cost on benefit obligation	16	15	20	18	3	3
Expected return on plan assets	(15)	(14)	(28)	(27)	(3)	(3)
Amortization of net actuarial (gain) loss	1	—	(12)	(1)	(1)	—
Amortization of prior service benefit	—	—	—	—	—	(1)
Total net periodic benefit cost (income)	$2	$1	$(7)	$3	$(1)	$(1)

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31,		July 31,		For Remainder of Year
	2024	2023	2024	2023	2024
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$7	$8	$16	$17	$4

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2024	2023
	(in millions)
Standard warranty accrual, beginning balance	$29	$30
Accruals for warranties including change in estimates	45	42
Settlements made during the period	(44)	(44)
Standard warranty accrual, ending balance	$30	$28

Accruals for warranties due within one year	$30	$28

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $37 million and $39 million as of July 31, 2024 and October 31, 2023, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. RESTRUCTURING AND OTHER RELATED COSTS

Summary of Restructuring Plans. In fiscal year 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to recent macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of our aggregate liability relating to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	2	1	3
Non-cash settlement	—	(1)	(1)
Cash payments	(25)	(2)	(27)
Balance at January 31, 2024	$8	$3	$11
Income statement expense	1	—	1
Cash payments	(5)	(1)	(6)
Balance at April 30, 2024	$4	$2	$6
Income statement expense	67	—	67
Non-cash settlement	(6)	—	(6)
Cash payments	(20)	(1)	(21)
Balance at July 31, 2024	$45	$1	$46

Total restructuring expense since inception of all plans			$117

The aggregate restructuring liability of $46 million at July 31, 2024, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from both restructuring plans is shown below:

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2024	2024
	(in millions)
Cost of products and services	$12	$12
Research and Development	18	20
Selling, general and administrative	37	39
Total restructuring costs	$67	$71

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a new restructuring plan designed to further reduce costs and expenses in response to current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 500 regular employees, representing approximately 3 percent of our global workforce. The timing and scope of the workforce reductions will vary based on local legal requirements. The costs associated with this workforce reduction include severance and other personnel-related costs. While the majority of the workforce reduction will be completed by the end of fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the second quarter of fiscal year 2025.

In connection with the FY24 Plan, we have recorded approximately $67 million in restructuring and other related costs in both the three and nine months ended July 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at April 30, 2024	$—
Income statement expense	67
Non-cash settlement (accelerated share-based compensation expense)	(6)
Cash payments	(19)
Balance at July 31, 2024	$42

Total restructuring expense since inception of FY 24 Plan	$67

Fiscal Year 2023 Plan ("FY23 Plan"). In the fourth quarter of fiscal year 2023, we initiated the restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately zero and $4 million in restructuring and other related costs in the three and nine months ended July 31, 2024, respectively. The restructuring plan costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use ("ROU") and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024.

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	2	1	3
Non-cash settlement (accelerated depreciation expense of right-of-use assets)	—	(1)	(1)
Cash payments	(25)	(2)	(27)
Balance at January 31, 2024	$8	$3	$11
Income statement expense	1	—	1
Cash payments	(5)	(1)	(6)
Balance at April 30, 2024	$4	$2	$6
Cash payments	(1)	(1)	(2)
Balance at July 31, 2024	$3	$1	$4

Total restructuring expense since inception of FY23 Plan			$50

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the nine months ended July 31, 2024, we made no borrowings or repayments under these credit facilities. As of both July 31, 2024 and October 31, 2023, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2024, we made no borrowings or repayments under this credit facility. As of both July 31, 2024 and October 31, 2023, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2024.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2024, we borrowed $610 million and repaid $235 million under our commercial paper program. As of July 31, 2024 we had borrowings of $375 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 5.53 percent. As of October 31, 2023 we had no borrowings outstanding under our U.S. commercial paper program.

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the nine months ended July 31, 2024.

As of July 31, 2024, the remaining $420 million borrowings outstanding under the term loan facility with a weighted average interest rate of 6.19 percent have been reclassified to short-term debt.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2024	October 31, 2023
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$299	$299
2029 Senior Notes	496	496
2030 Senior Notes	497	496
2031 Senior Notes	845	844
Total Senior Notes	$2,137	$2,135

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2024, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Term Loan Facility

As of October 31, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.22 percent. During the nine months ended July 31, 2024, we prepaid a total of $180 million on our term loan and reclassified the remaining balance to short-term debt. See Note 14, "Short-term Debt" for more details on the term loan.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Programs

On February 16, 2021 we announced that our board of directors had approved a new share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program authorized the purchase of up to $2.0 billion of our common stock at the company's discretion and had no fixed termination date. The 2021 repurchase program which became effective on February 18, 2021, replaced and terminated the 2019 repurchase program on that date. The 2021 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended July 31, 2023, we repurchased and retired 661,739 shares for $99 million under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three and nine months ended July 31, 2023, we repurchased and retired 2.812 million shares for $335 million, excluding excise taxes of $2.4 million and 3.256 million shares for $396 million, excluding excise taxes of $2.4 million, respectively, under this authorization. During the three and nine months ended July 31, 2024, we repurchased and retired 4.397 million shares for $585 million, excluding excise taxes of $5.4 million and 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, respectively, under this authorization. As of July 31, 2024, we had remaining authorization to repurchase up to approximately $709 million of our common stock under the 2023 repurchase program.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and will commence upon the termination of our 2023 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2024, we paid cash dividends of $0.236 per common share or $68 million and $0.708 per common share or $206 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.675 per common share or $199 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in millions):

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2024	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2024	$(304)	$122	$(169)	$14	$(337)
Other comprehensive income (loss) before reclassifications	13	—	—	(3)	10
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(4)	(3)	(7)
Tax (expense) benefit	—	—	2	1	3
Other comprehensive income (loss)	13	—	(2)	(5)	6
As of July 31, 2024	$(291)	$122	$(171)	$9	$(331)

Nine Months Ended July 31, 2024

As of October 31, 2023	$(301)	$122	$(165)	$17	$(327)
Other comprehensive income (loss) before reclassifications	18	—	2	(4)	16
Amounts reclassified out of accumulated other comprehensive income (loss)	(8)	—	(12)	(7)	(27)
Tax (expense) benefit	—	—	4	3	7
Other comprehensive income (loss)	10	—	(6)	(8)	(4)
As of July 31, 2024	$(291)	$122	$(171)	$9	$(331)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2024 and 2023 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

Foreign currency translation	$—	$—	$8	$—	Other income (expense)
	—	—	8	—	Total before income tax
	—	—	—	—	(Provision) benefit for income tax
	—	—	8	—	Total net of income tax

Unrealized gain (loss) on derivatives	3	(2)	8	1	Cost of products
Unrealized gain (loss) on derivatives	—	—	(1)	(1)	Interest expense
	3	(2)	7	—	Total before income tax
	(1)	1	(2)	—	(Provision) benefit for income tax
	2	(1)	5	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	4	1	12	1	Other income (expense)
Prior service benefit	—	—	—	1	Other income (expense)
	4	1	12	2	Total before income tax
	(2)	—	(4)	(1)	(Provision) benefit for income tax
	2	1	8	1	Total net of income tax

Total reclassifications for the period	$4	$—	$21	$1

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$782	$854	$2,382	$2,671
Diagnostics and Genomics	385	422	1,209	1,310
Agilent CrossLab	411	396	1,218	1,164
Total net revenue	$1,578	$1,672	$4,809	$5,145

Segment Income From Operations:
Life Sciences and Applied Markets	$222	$265	$644	$809
Diagnostics and Genomics	70	96	226	262
Agilent CrossLab	140	129	385	335
Total segment income from operations	$432	$490	$1,255	$1,406

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles segment income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(in millions)
Total segment income from operations	$432	$490	$1,255	$1,406
Unallocated costs:
Amortization of intangible assets related to business combinations	(25)	(38)	(77)	(112)
Acquisition and integration costs	(4)	(5)	(5)	(12)
Transformational initiatives	(1)	(19)	(5)	(31)
Asset impairment	—	(277)	(8)	(277)
Change in fair value of contingent consideration	—	—	—	(1)
Restructuring and other related costs	(67)	—	(71)	—
Other	(2)	(18)	(9)	(31)
Total unallocated costs	(99)	(357)	(175)	(464)
Income from operations	333	133	1,080	942
Interest income	19	13	56	34
Interest expense	(22)	(24)	(64)	(73)
Other income (expense), net (1)	13	10	48	16
Income before taxes, as reported	$343	$132	$1,120	$919

(1) For the nine months ended July 31, 2024, other income (expense), net includes primarily income related to foreign currency translation reclassified out of accumulated comprehensive income (loss) and the defined benefit retirement and post-retirement benefit plans.

The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	July 31, 2024	October 31, 2023
	(in millions)
Assets:
Life Sciences and Applied Markets	$3,106	$3,161
Diagnostics and Genomics	3,986	3,966
Agilent CrossLab	916	897
Unallocated Assets	2,988	2,739
Total assets	$10,996	$10,763

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, our strategic direction, new product and service introductions and the position of our current products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on differentiating our product solutions, improving our customers’ experience and productivity, future financial results, our operating margin, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, impairment and adjustments of goodwill and other intangible assets, the impact of foreign currency movements, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, savings and headcount reduction recognized from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic conditions, market conditions, the recovery and health of our end markets, our geographical diversification, interest rate and inflationary pressures, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Acquisition. On July 21, 2024 we signed an agreement to acquire BIOVECTRA, a leading specialized contract development and manufacturing organization for $925 million in cash. The acquisition is subject to certain customary closing conditions, including receipt of regulatory approvals. The financial results of BIOVECTRA will be included within our financial results from the date of the close, which is expected to occur before calendar year 2025.

Actual Results

Net revenue of $1,578 million and $4,809 million for the three and nine months ended July 31, 2024 decreased 6 percent and 7 percent, respectively, when compared to the same periods last year. Overall, foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point for both periods when compared to the same periods last year. Net revenue for the three and nine months ended July 31, 2024, declined in our life sciences and applied markets and diagnostics and genomics segments partially offset by revenue growth in our Agilent Crosslab segment. Revenue declined in all regions, particularly in China, and in nearly all of our end markets we serve, most significantly in the pharmaceutical market due to our customers' continued capital expenditure pressures. Revenue generated by our life sciences and applied markets business in the three and nine months ended July 31, 2024 decreased 8 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024, had an overall unfavorable impact on revenue growth of 1 percentage point for both periods when compared to the same periods last year. Revenue generated by our diagnostics and genomics business for the three and nine months ended July 31, 2024 decreased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab business in the three and nine months ended July 31, 2024 increased 4 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2024 was $282 million and $938 million, respectively, compared to net income of $111 million and $765 million for the corresponding periods last year. In the nine months ended July 31, 2024, cash provided by operations was $1,270 million compared to cash provided by operations of $1,256 million in the same period last year.

Dividends. During the three and nine months ended July 31, 2024, we paid cash dividends of $0.236 per common share or $68 million and $0.708 per common share or $206 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2023, we paid cash dividends of $0.225 per common share or $66 million and $0.675 per common share or $199 million, respectively, on the company's common stock.

2021 Repurchase Program. During the nine months ended July 31, 2023, we repurchased and retired 661,739 shares for $99 million under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the three and nine months ended July 31, 2023, we repurchased and retired 2.812 million shares for $335 million, excluding excise taxes of $2.4 million and 3.256 million shares for $396 million, excluding excise taxes of $2.4 million, respectively, under this authorization. During the three and nine months ended July 31, 2024, we repurchased and retired 4.397 million shares for $585 million, excluding excise taxes of $5.4 million and 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, respectively, under this authorization. As of July 31, 2024, we had remaining authorization to repurchase up to approximately $709 million of our common stock under the 2023 repurchase program.

2024 Repurchase Program. On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and will commence upon the termination of our 2023 repurchase program.

Looking forward, we continue to be focused on improving our customers’ experience, differentiating product solutions and productivity. While market conditions remain challenging, particularly in China, and customer capital budgets continue to be constrained, we expect a slow and steady recovery in the short-term and remain optimistic about the long-term health of our key end markets. Though inflationary pressures have moderated, we will continue to mitigate through targeted pricing and various other cost savings strategies.

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

Restructuring and Other Related costs

Summary of Restructuring Plans. In fiscal year 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to recent macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

A summary of our aggregate liability relating to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	2	1	3
Non-cash settlement	—	(1)	(1)
Cash payments	(25)	(2)	(27)
Balance at January 31, 2024	$8	$3	$11
Income statement expense	1	—	1
Cash payments	(5)	(1)	(6)
Balance at April 30, 2024	$4	$2	$6
Income statement expense	67	—	67
Non-cash settlement	(6)	—	(6)
Cash payments	(20)	(1)	(21)
Balance at July 31, 2024	$45	$1	$46

Total restructuring expense since inception of all plans			$117

The aggregate restructuring liability of $46 million at July 31, 2024, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from both restructuring plans is shown below:

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2024	2024
	(in millions)
Cost of products and services	$12	$12
Research and Development	18	20
Selling, general and administrative	37	39
Total restructuring costs	$67	$71

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a new restructuring plan designed to further reduce costs and expenses in response to current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 500 regular employees, representing approximately 3 percent of our global workforce. The timing and scope of the workforce reductions will vary based on local legal requirements. The costs associated with this workforce reduction include severance and other personnel-related costs. While the majority of the workforce reduction will be completed by the end of fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the second quarter of fiscal year 2025. When completed, the restructuring program is expected to result in the reduction of approximately $100 million in annual cost of sales and operating expenses over our three business segments.

In connection with the FY24 Plan, we have recorded approximately $67 million in restructuring and other related costs in both the three and nine months ended July 31, 2024.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at April 30, 2024	$—
Income statement expense	67
Non-cash settlement (accelerated share-based compensation expense)	(6)
Cash payments	(19)
Balance at July 31, 2024	$42

Total restructuring expense since inception of FY 24 Plan	$67

Fiscal Year 2023 Plan ("FY23 Plan"). In the fourth quarter of fiscal year 2023, we initiated a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with this plan, we have recorded approximately zero and $4 million in restructuring and other related costs in the three and nine months ended July 31, 2024, respectively. The restructuring plan costs include severance and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use ("ROU") and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in the first quarter of 2024, we expect to substantially complete the remaining restructuring activities by the end of fiscal year 2024. When completed, the restructuring program is expected to result in the reduction of $80 million in annual cost of sales and operating expenses over our three business segments.

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction		Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31		$5	$36
Income statement expense	2		1	3
Non-cash settlement (accelerated depreciation expense of right-of-use assets)	—		(1)	(1)
Cash payments	(25)		(2)	(27)
Balance at January 31, 2024	$8		$3	$11
Income statement expense	1		—	1
Cash payments	(5)		(1)	(6)
Balance at April 30, 2024	$4		$2	$6
Cash payments	(1)		(1)	(2)
Balance at July 31, 2024	$3	$3	$1	$4

Total restructuring expense since inception of FY23 Plan				$50

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Overall, foreign currency movements for the nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions)
Net revenue:
Products	$1,121	$1,222	$3,455	$3,819	(8)%	(10)%
Services and other	457	450	1,354	1,326	1%	2%
Total net revenue	$1,578	$1,672	$4,809	$5,145	(6)%	(7)%

Net revenue of $1,578 million and $4,809 million for the three and nine months ended July 31, 2024 decreased 6 percent and 7 percent, respectively, when compared to the same periods last year. Overall, foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point for both periods when compared to the same periods last year.

Revenue from products for the three and nine months ended July 31, 2024 decreased 8 percent and 10 percent, respectively, when compared to the same periods last year. The product revenue decline in the three and nine months ended July 31, 2024 was primarily driven by decreases in our liquid chromatography, mass spectrometry and cell analysis businesses partially offset by increases in our consumables and pathology businesses when compared to the same periods last year. Overall, product revenue declined due to our customers' continued capital expenditure pressures and mostly impacted the pharmaceutical market within our life sciences and applied markets and diagnostics and genomics segments.

Services and other revenue for the three and nine months ended July 31, 2024 increased 1 percent and 2 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and nine months ended July 31, 2024, service revenue increases reflected strong growth from contract repair and preventative maintenance services partly offset by declines in installation services related to the decline of the product revenues.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$782	$854	$2,382	$2,671	(8)%	(11)%
Diagnostics and genomics	385	422	1,209	1,310	(9)%	(8)%
Agilent CrossLab	411	396	1,218	1,164	4%	5%
Total net revenue	$1,578	$1,672	$4,809	$5,145	(6)%	(7)%

Revenue in the life sciences and applied markets business for the three and nine months ended July 31, 2024 decreased 8 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point for both periods when compared to the same periods last year. For the three months ended July 31, 2024, revenue declined in nearly all of our end markets. We saw a significant decline in revenue in the pharmaceutical, chemical and advanced materials and academia and government markets when compared to the same period last year. For the nine months ended July 31, 2024, revenue declined in all of our end markets. We saw a significant decline in revenue in the pharmaceutical, chemical and advanced materials and academia and government markets when compared to the same period last year.

Revenue in the diagnostics and genomics business for the three and nine months ended July 31, 2024, decreased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2024, we saw a significant decline in revenue in the pharmaceutical market due to lower sales in our cell analysis, nucleic acid solutions and genomics businesses when compared to the same periods last year.

Revenue generated by Agilent CrossLab in the three and nine months ended July 31, 2024, increased 4 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2024, we saw revenue growth across most of our end markets led by strong revenue growth in the pharmaceutical, environmental and forensics and diagnostics and clinical markets and moderate revenue growth in the chemical and applied materials and food markets when compared to the same period last year. For the nine months ended July 31, 2024, we saw revenue growth across all of our end markets led by strong revenue growth in the pharmaceutical, diagnostics and clinical and environmental and forensics markets when compared to the same period last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
(in millions, except margin data)
Total gross margin	54.2%	39.3%	54.5%	49.6%	15 ppts	5 ppts
Research and development	$127	$118	$368	$367	8%	—
Selling, general and administrative	$395	$407	$1,171	$1,241	(3)%	(6)%
Operating margin	21.1%	7.9%	22.5%	18.3%	13 ppts	4 ppts
Income from operations	$333	$133	$1,080	$942	151%	15%

Total gross margin for the three and nine months ended July 31, 2024 increased 15 percentage points and 5 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2023 was significantly impacted by asset impairment charges of $253 million primarily related to the shutdown of our Resolution Bioscience business. Excluding these asset impairment charges in 2023, gross margin for the three and nine months ended July 31, 2024 was relatively flat in both periods when compared to the same periods last year. Gross margin for the three months ended July 31, 2024 was favorably impacted by targeted price increases, lower intangible amortization expense, shipping costs, inventory charges and salary expense related to workforce reduction activities offset by lower sales volume, restructuring charges primarily related to recent actions, higher variable pay and the unfavorable impact of currency movements. Gross margin for the nine months ended July 31, 2024 was favorably impacted by targeted price increases, lower shipping costs, intangible amortization expense and variable pay partially offset by lower sales volume, restructuring charges primarily related to recent actions, the unfavorable impact of currency movements and higher share-based compensation expense.

Research and development expenses for the three and nine months ended July 31, 2024 increased 8 percent and were flat, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2024 increased due to restructuring charges primarily related to recent actions and higher variable pay partially offset by lower salary expense related to workforce reduction activities and transformational initiatives when compared to the same period last year. Research and development expenses for the nine months ended July 31, 2024 slightly increased due to restructuring charges primarily related to recent actions and an impairment of in-process research and development mostly offset by lower salary expense related to workforce reduction activities and lower transformational initiatives and variable pay when compared to the same period last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2024 decreased 3 percent and 6 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2023 included asset impairment charges and other expenses related to the shutdown of our Resolution Bioscience business. Excluding these expenses in 2023, selling general and administrative expenses in the three and nine months ended July 31, 2024 increased 3 percent and decreased 4 percent, respectively, when compared to the same periods last year. The increase in selling, general and administrative expenses in the three months ended July 31, 2024, was due to restructuring charges primarily related to recent actions and higher variable pay partially offset by lower transformational initiatives, intangible amortization expense, salary expense related to workforce reduction activities, and the favorable impact of currency movements. The decrease in selling, general and administrative expenses in the nine months ended July 31, 2024 was due to lower salary expense related to workforce reduction activities, lower transformational initiatives, intangible amortization expenses, advertising expenses, variable pay and the favorable impact of currency movements partially offset by restructuring charges primarily related to recent actions and higher share-based compensation expense.

Total operating margin for the three and nine months ended July 31, 2024 increased 13 percentage points and 4 percentage points, respectively when compared to the same periods last year. Total operating margin for the three and nine months ended July 31, 2023 was unfavorably impacted by 16 percentage points and 5 percentage points, respectively, due to asset impairment charges primarily related to the shutdown of our Resolution Bioscience business. Excluding these asset impairment charges in 2023, total operating margin for the three and nine months ended July 31, 2024, decreased 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. The decrease in total operating margin for the three and nine months ended July 31, 2024 was mostly due to restructuring charges primarily related to recent actions.

Income from operations for the three and nine months ended July 31, 2024, increased $200 million or 151 percent and $138 million or 15 percent, respectively, on a corresponding revenue decrease of $94 million and $336 million, respectively.

Interest income for the three months ended July 31, 2024 and 2023 was $19 million and $13 million, respectively. Interest income for the nine months ended July 31, 2024 and 2023 was $56 million and $34 million, respectively. The increase in interest income in 2024 was primarily due to higher cash balances and increases in interest rates related to our cash and cash equivalents.

At July 31, 2024, our headcount was approximately 17,400 as compared to approximately 18,300 at July 31, 2023.

Other income (expense), net

In the three and nine months ended July 31, 2024, other income and expense, net includes a net gain of $2 million and a net gain of $6 million, respectively, on equity securities. In the three and nine months ended July 31, 2024, other income and expense, net includes income of $5 million and $19 million, respectively, related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). In the three and nine months ended July 31, 2024, other income and expense, net also includes income of $3 million and $9 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations. In the nine months ended July 31, 2024, other income and expense, net also includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).

In the three and nine months ended July 31, 2023, other income and expense, net includes a net gain of $1 million and a net loss of $13 million, respectively, on equity securities. In the three and nine months ended July 31, 2023, other income and expense, net includes income of $3 million and $10 million, respectively, related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). In the three and nine months ended July 31, 2023 other income and expense, net also includes income of $3 million and $8 million, respectively, related to the provision of site service costs to, and lease income from Keysight Technologies, Inc. The costs associated with these services are reported within income from operations.

Income Taxes

For the three and nine months ended July 31, 2024, our income tax expense was $61 million with an effective tax rate of 17.8 percent and $182 million with an effective tax rate of 16.3 percent, respectively. For the three months ended July 31, 2024, there were no significant discrete items. For the nine months ended July 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax expense of $12 million related to the settlement of an audit in Singapore.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions)

Net revenue	$782	$854	$2,382	$2,671	(8)%	(11)%

Life sciences and applied markets business revenue for the three and nine months ended July 31, 2024 decreased 8 percent and 11 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point for both periods when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2024 decreased 7 percent in the Americas with no currency impact, decreased 5 percent in Europe with no currency impact and decreased 11 percent in Asia Pacific with a 2 percentage point unfavorable currency impact when compared to the same period last year. The revenue decline in the Americas was driven by weakness in our liquid chromatography, gas chromatography mass spectrometry and gas chromatography businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Europe was driven by weakness in our liquid chromatography and liquid chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Asia Pacific was driven by lower demand in China within our liquid chromatography, spectroscopy and liquid chromatography mass spectrometry businesses when compared to the same period last year.

Revenue for the nine months ended July 31, 2024 decreased 10 percent in the Americas with no currency impact, decreased 7 percent in Europe with a 1 percentage point favorable currency impact and decreased 13 percent in Asia Pacific with a 1 percentage point unfavorable currency impact when compared to the same period last year. The revenue decline in the

Americas was driven by weakness in our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Europe was driven by weakness in our liquid chromatography, gas chromatography and gas chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to the same period last year. The revenue decline in Asia Pacific was driven by lower demand in China within our liquid chromatography, liquid chromatography mass spectrometry and spectroscopy businesses when compared to the same period last year.

For the three months ended July 31, 2024, revenue declined across most end markets. Revenue in the pharmaceutical market declined significantly due to weakness in our liquid chromatography and gas chromatography businesses when compared to the same period last year. Revenue in the chemicals and advanced materials market declined significantly due to weakness in spectroscopy, gas chromatography and liquid chromatography businesses partially offset by strength in our consumables business when compared to the same period last year. Revenue in the academia and government market declined significantly due to weakness in our liquid chromatography, liquid chromatography mass spectrometry and spectroscopy businesses when compared to the same period last year.

For the nine months ended July 31, 2024, revenue declined across all end markets. Revenue in the pharmaceutical market declined significantly due to weakness in our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography businesses when compared to the same period last year. Revenue in the chemicals and advanced materials market declined significantly due to weakness in our liquid chromatography, spectroscopy and gas chromatography businesses partially offset by strength in our consumables business when compared to the same period last year. Revenue in the food market declined significantly due to weakness in our liquid chromatography, gas chromatography mass spectrometry and spectroscopy businesses partially offset by strength in our consumables business when compared to the same period last year. Revenue in the academia and government market declined significantly due to weakness in our liquid chromatography and liquid chromatography mass spectrometry businesses when compared to the same period last year.

Looking forward, despite the challenging market conditions and customer capital budget constraints, we are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our applications and solutions portfolio.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
(in millions, except margin data)
Gross margin	60.2%	60.1%	59.9%	60.5%	—	(1) ppt
Research and development	$62	$62	$192	$198	—	(3)%
Selling, general and administrative	$187	$186	$592	$609	1%	(3)%
Operating margin	28.4%	31.0%	27.0%	30.3%	(3) ppts	(3) ppts
Income from operations	$222	$265	$644	$809	(16)%	(20)%

Gross margin for products and services for the three and nine months ended July 31, 2024, was flat and decreased 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2024 was impacted by lower sales volume and the unfavorable impact of currency movements offset by lower salary expense related to workforce reduction activities and lower shipping costs when compared to the same period last year. Gross margin for the nine months ended July 31, 2024, decreased due to lower sales volume, the unfavorable impact of currency movements and higher warranty costs which were partially offset by lower salary expense related to workforce reduction activities, variable pay and shipping costs when compared to the same period last year.

Research and development expenses for the three and nine months ended July 31, 2024, were flat and decreased 3 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2024, were flat due to lower salary expense related to workforce reduction activities and the favorable impact of currency movements offset by higher program investments when compared to the same period last year. Research and development expenses for the nine months ended July 31, 2024 decreased due to lower salary expense related to workforce reduction activities, variable pay and lower consumables costs when compared to the same period last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2024, increased 1 percent and decreased 3 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2024, increased due to higher selling commission expenses and variable pay which were partially offset by lower salary expense related to workforce reduction activities and the favorable impact of currency movements when compared to the same period last year. Selling, general and administrative expenses for the nine months ended July 31, 2024, decreased due to lower salary expense related to workforce reduction activities, variable pay, marketing and communications costs and the favorable impact of currency movements when compared to the same period last year.

Operating margin for products and services for the three and nine months ended July 31, 2024 decreased 3 percentage points in both periods when compared to the same periods last year. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower salary expense related to workforce reduction activities, and shipping costs when compared to the same period last year.

Income from operations for the three and nine months ended July 31, 2024, decreased $43 million or 16 percent and $165 million or 20 percent, respectively, on a corresponding revenue decrease of $72 million and $289 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions)

Net revenue	$385	$422	$1,209	$1,310	(9)%	(8)%

Diagnostics and genomics business revenue for the three and nine months ended July 31, 2024 decreased 9 percent and 8 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2024 decreased 14 percent in the Americas with no currency impact, increased 4 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 16 percent in Asia Pacific with a 3 percentage point unfavorable currency impact compared to the same period last year. For the three months ended July 31, 2024, the revenue decline in the Americas was primarily driven by our cell analysis, genomics and nucleic acid solutions businesses. Revenue increased in Europe due to strong performance in our pathology, reagent partnership and biomolecular analysis businesses. The revenue decline in Asia Pacific was driven by our cell analysis and biomolecular analysis businesses partially offset by increased revenue in our reagent partnership business.

Revenue for the nine months ended July 31, 2024 decreased 12 percent in the Americas with no currency impact, increased 3 percent in Europe with a 2 percentage point favorable currency impact and decreased 13 percent in Asia Pacific with a 2 percentage point unfavorable currency impact. For the nine months ended July 31, 2024, the revenue decline in the Americas was primarily driven by our cell analysis, genomics and nucleic acid solutions businesses. Revenue increased in Europe due to strong performance in our pathology, genomics and biomolecular analysis businesses partially offset by a decline in our cell analysis business. The revenue decline in Asia Pacific was driven by our cell analysis business partially offset by increased revenue in our reagent partnership business.

For the three months ended July 31, 2024, revenue performance in the pharmaceutical market declined significantly due to our cell analysis, genomics and nucleic acid solutions businesses when compared to the same period last year. We also saw modest revenue increase in the diagnostics and clinical markets primarily due to strong performance in our pathology business. Revenue in the academia and government markets declined due to our cell analysis business.

For the nine months ended July 31, 2024, revenue performance in the pharmaceutical market declined significantly due to our cell analysis, genomics and nucleic acid solutions businesses when compared to the same period last year. We also saw a modest revenue decline in the diagnostics and clinical markets primarily from our genomics and cell analysis businesses which was partially offset by strong performance in our biomolecular analysis and pathology businesses. Revenue in the academia and government markets declined due to decline in our cell analysis business.

Looking forward, despite the challenging market conditions, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the nucleic acid solutions business related to therapeutic oligo programs continues, and with the ongoing expansion of our nucleic acid solutions production facility in Frederick, Colorado, we are well positioned to serve more of the market demand. We will also continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
(in millions, except margin data)
Gross margin	51.8%	53.5%	52.8%	53.3%	(2) ppts	—
Research and development	$37	$38	$123	$133	(2)%	(7)%
Selling, general and administrative	$92	$92	$289	$303	—	(5)%
Operating margin	18.3%	22.7%	18.7%	20.0%	(4) ppts	(1) ppt
Income from operations	$70	$96	$226	$262	(27)%	(14)%

Gross margin for products and services for the three and nine months ended July 31, 2024, decreased 2 percentage points and was flat, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2024 decreased due to lower sales volume, higher infrastructure costs and the unfavorable impact of currency movements partially offset by lower salary expense related to workforce reduction activities and expenses attributed to business exit activities. Gross margin for the nine months ended July 31, 2024 remained flat due to lower salary expense related to workforce reduction activities and variable pay offsetting the impact of lower sales volume, higher infrastructure costs and the unfavorable impact of currency movements.

Research and development expenses for the three and nine months ended July 31, 2024, decreased 2 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2024 decreased primarily due to lower expenses attributed to business exit activities and salary expense related to workforce reduction activities.

Selling, general and administrative expenses for the three and nine months ended July 31, 2024, were flat and decreased 5 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2024 were flat due to lower expenses attributed to business exit activities and lower salary expense related to workforce reduction activities offset by higher infrastructure costs and higher variable pay. Selling, general and administrative expenses for the nine months ended July 31, 2024 decreased due to lower expenses attributed to business exit activities, lower salary expense related to workforce reduction activities and lower variable pay partially offset by higher infrastructure costs.

Operating margin for products and services for the three and nine months ended July 31, 2024 decreased 4 percentage points and 1 percentage point, respectively when compared to the same periods last year. Operating margin for products and services for the three and nine months ended July 31, 2024, decreased due to lower revenue, higher infrastructure costs and the unfavorable impact of currency movements partially offset by lower salary expense related to workforce reduction activities, lower variable pay and expenses attributed to business exit activities.

Income from operations for the three and nine months ended July 31, 2024 decreased $26 million or 27 percent and $36 million or 14 percent, respectively, on a corresponding revenue decrease of $37 million and $101 million, respectively.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
	(in millions)

Net revenue	$411	$396	$1,218	$1,164	4%	5%

Agilent CrossLab business revenue for the three and nine months ended July 31, 2024 increased 4 percent and 5 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point and no impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2024 increased 7 percent in the Americas with no currency impact, increased 5 percent in Europe with no currency impact and was flat in Asia Pacific with a 3 percentage point unfavorable currency impact compared to the same period last year. For the three months ended July 31, 2024, revenue in all three regions reflected consistent high demand for repair and maintenance services across the entire portfolio. In Americas and Europe, revenue growth was partially offset by weakness in installation revenue. In the Asia Pacific region the weakness in installation revenue offset the revenue growth seen from repair and maintenance services.

Revenue for the nine months ended July 31, 2024 increased 7 percent in the Americas with no currency impact, increased 8 percent in Europe with a 2 percentage point favorable currency impact and decreased 1 percent in Asia Pacific with a 2 percentage point unfavorable currency impact. For the nine months ended July 31, 2024, revenue in all three regions reflected consistent high demand for repair and maintenance services across the entire portfolio. In Americas and Europe, revenue growth was partially offset by weakness in installation revenue. In the Asia Pacific region the weakness in installation revenue more than offset the revenue growth seen from repair and maintenance services.

For the three and nine months ended July 31, 2024, we saw strong revenue growth in the environmental and forensics, diagnostics and clinical and pharmaceutical markets, mainly driven by our spectroscopy, gas chromatography and liquid chromatography businesses, when compared to the same periods last year.

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

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2024	2023	2024	2023	Months	Months
(in millions, except margin data)
Gross margin	52.1%	50.9%	50.9%	48.8%	1 ppt	2 ppts
Research and development	$8	$8	$25	$25	—	—
Selling, general and administrative	$66	$65	$211	$209	3%	1%
Operating margin	34.0%	32.7%	31.6%	28.8%	1 ppt	3 ppts
Income from operations	$140	$129	$385	$335	8%	15%

Gross margin for the three and nine months ended July 31, 2024 increased 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2024 was impacted by targeted price increases, well-controlled variable service delivery costs and by lower salary expense related to workforce reduction activities partially offset by higher variable pay. Gross margin for the nine months ended July 31, 2024 was impacted by targeted price increases, well-controlled variable service delivery costs, lower variable pay and salary expense related to workforce reduction activities.

Research and development expenses for the three and nine months ended July 31, 2024 were flat in both periods when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2024 were flat due to lower salary expense related to workforce reduction activities offset by higher program investments. Research and development expenses for the nine months ended July 31, 2024 were flat due to lower salary expense related to workforce reduction activities and variable pay, offset by higher program investments.

Selling, general and administrative expenses for the three and nine months ended July 31, 2024 increased 3 percent and 1 percent, respectively, when compared to the same periods last year. For the three months ended July 31, 2024, selling, general and administrative expenses increased due to higher commissions, variable pay and travel costs partially offset by lower other discretionary spending and salary expense related to workforce reduction activities. For the nine months ended July 31, 2024, selling, general and administrative expenses increased due to higher commissions partially offset by lower travel expenses, variable pay and other discretionary spending and salary expense related to workforce reduction activities.

Operating margin for products and services for the three and nine months ended July 31, 2024 increased 1 percentage point and 3 percentage points, respectively when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2024 increased mostly driven by targeted price increases, lower service delivery costs and salary expense related to workforce reduction activities.

Income from operations for the three and nine months ended July 31, 2024 increased $11 million or 8 percent and $50 million or 15 percent, respectively, on a corresponding revenue increase of $15 million and $54 million, respectively.

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

Our financial position as of July 31, 2024 consisted of cash and cash equivalents of $1,779 million as compared to $1,590 million as of October 31, 2023.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,270 million for the nine months ended July 31, 2024 compared to net cash provided by operating activities of $1,256 million for the same period in 2023. Net cash paid for income taxes in the nine months ended July 31, 2024 was $284 million compared to net cash paid for income taxes of $143 million for the same period in 2023. Net cash from operating activities in 2023 was helped in part by the deferral of estimated U.S. tax payments to our fourth quarter of fiscal 2023 due to the payment deferral relief made available by the IRS to taxpayers in designated counties in California.

In the nine months ended July 31, 2024, accounts receivable provided cash of $67 million compared to cash provided of $113 million for the same period in 2023. Days’ sales outstanding ("DSO") as of July 31, 2024 was 70 days when compared to 72 days as of July 31, 2023. Cash provided by inventory was $15 million for the nine months ended July 31, 2024 compared to cash used of $53 million for the same period in 2023 mainly due to focused inventory optimization efforts. Inventory days on-hand was 122 days as of July 31, 2024 compared to 95 days as of July 31, 2023. Excluding the asset impairment charges that were recorded in cost of sales in 2023, inventory days on-hand as of July 31, 2023 was 126 days. In the nine months ended July 31, 2024, accounts payable provided cash of $78 million compared to cash used of $117 million for the same period in 2023. This was mainly due to less expenditures for direct materials as we continue optimizing our inventory levels and to timing of payments. The employee compensation and benefits liability used cash of $65 million for the nine months ended July 31, 2024 compared to cash used of $137 million for the same period in 2023. This was largely due to a decrease in variable and incentive payments which were $105 million in 2024 compared to $185 million in 2023.
We contributed approximately $16 million and $17 million to our defined benefit plans in the nine months ended July 31, 2024 and 2023, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $4 million to our defined benefit plans during the remainder of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $304 million for the nine months ended July 31, 2024 as compared to net cash used in investing activities of $270 million in the same period of 2023. In the nine months ended July 31, 2024, we used cash of $3 million related to one acquisition compared to cash used of $51 million related to two acquisitions in the nine months ended July 31, 2023.

Investments in property, plant and equipment were $285 million for the nine months ended July 31, 2024 compared to $214 million in the same period of 2023. We expect that total capital expenditures for the current year will be approximately $400 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2024 was $777 million compared to net cash used in financing activities of $729 million for the same period of 2023.

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

Our 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the nine months ended July 31, 2023, we repurchased and retired 3.256 million shares for $396 million, excluding excise taxes of $2.4 million under this authorization. During the nine months ended July 31, 2024, we repurchased and retired 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, under this authorization. As of July 31, 2024, we had remaining authorization to repurchase up to approximately $709 million of our common stock under the 2023 repurchase program.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and will commence upon the termination of our 2023 repurchase program.

Dividends. During the nine months ended July 31, 2024 and 2023, we paid cash dividends of $0.708 per common share or $206 million, and $0.675 per common share or $199 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Contingent Consideration Payment. During the nine months ended July 31, 2023, we paid a total of $70 million in contingent consideration payments, of which $3 million was included as an outflow in cash from operations. We paid $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience and $5 million related to another acquisition.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the nine months ended July 31, 2024, we had no borrowings or repayments under these credit facilities compared to borrowings and repayments of $360 million in the same period in 2023. As of July 31, 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility. We were in compliance with the covenants for the credit facility during the nine months ended July 31, 2024.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2024, we had no borrowings or repayments under this credit facility compared to borrowings and repayments of $1 million in the same period in 2023. As of July 31, 2024, we had no borrowings outstanding under the credit facility.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2024, we borrowed $610 million and repaid $235 million under our commercial paper program compared to borrowings of $1.54 billion and repayments of $1.52 billion in the same period in 2023. As of July 31, 2024 we had borrowings of $375 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 5.53 percent.

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. During the nine months ended July 31, 2024, we prepaid a total of $180 million on our term loan. As of July 31, 2024, we had $420 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.19 percent.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2024 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Other. Our commitments for indirect material and services did not change significantly from what was reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers decreased by $112 million as supply chain issues improved from $707 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 to our contractual commitments in the first nine months of fiscal year 2024. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2024 and October 31, 2023 include $114 million and $162 million, respectively, related to long-term income tax liabilities. Of these amounts, $63 million and $68 million related to uncertain tax positions as of July 31, 2024 and October 31, 2023, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of July 31, 2024 the remaining $51 million in other long-term liabilities relates to the U.S. transition tax payment which is due within the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 47 percent and 52 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2024 and 2023, respectively. The overall effect of changes in foreign currency exchange rates had an overall unfavorable impact on revenue growth of 1 percentage point in the nine months ended July 31, 2024. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2024, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Overall, foreign currency movements for the nine months ended July 31, 2024 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•ongoing instability or changes in a specific country's or region's political, economic or other conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by pandemics like COVID-19, the current conflicts in Ukraine/Russia and the Middle East, and political and trade uncertainties in the greater China region;
•changes in diplomatic and trade relationships, as well as new tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
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
•geopolitical uncertainty or turmoil, terrorism and war; and
•impact of public health crises, including pandemics and epidemics, such as COVID-19, on the global economy.

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

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. For example, the global spread of COVID-19 had an adverse impact on our operations, sales and delivery and supply chains. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Due to these measures, we experienced significant and unpredictable reductions or increases in demand for certain of our products. Moreover, these measures caused delays in installations and significantly impacted our ability to service our customers on site. Public health crises may also impact our supply chain as we could experience disruptions or delays in shipments of certain materials or components of our products. We may be unable to accurately predict the full extent and duration of the impact of a public health crisis on our business and operations due to numerous uncertainties, including the duration and severity of the crisis, the efficacy and distribution of vaccines, containment measures and additional waves of infection.

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

We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Such laws demand that we implement, test, and monitor an effective compliance program in order to detect and prevent instances of non-compliance. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In addition, we face increasing scrutiny from stakeholders with respect to environmental, social and governance (“ESG”) practices and disclosures. Also, various legal and regulatory requirements specific to ESG matters in the U.S., local or other jurisdictions in which we operate are complex, change frequently and have tended to become more stringent. For instance, we are subject to various laws against forced labor which have been promulgated by many regulatory authorities in the jurisdictions where we operate. Any failure to adequately address stakeholder expectations with respect to ESG matters may result in an adverse impact on our business, financial results, stock price or reputation. Our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations and standards, cost considerations and the development and availability of cost-effective technologies or resources that support our ESG goals.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028. Furthermore, we are permitted pursuant to the credit agreement to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. We also entered into a $600 million term loan agreement that matures on April 15, 2025. As of July 31, 2024, we had approximately $2.9 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $2.1 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2024, we had cash and cash equivalents of approximately $1.8 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2024.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2023 Repurchase Program
May 1, 2024 through May 31, 2024	445,223	$138.56	445,223	$1,232
June 1, 2024 through June 30, 2024	3,144,219	$132.62	3,144,219	$815
July 1, 2024 through July 31, 2024	808,313	$131.38	808,313	$709
Total	4,397,755	$132.99	4,397,755	$709

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. As of July 31, 2024, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K except as described below:

On June 13, 2024, Dominique Grau, our Senior Vice President, Human Resources and Global Communications, adopted a trading arrangement intended to satisfy the affirmative defense conditions in Rule 10b5-1 (c) of the Exchange Act. The trading arrangement which is designed to be in effect until June 12, 2025, subject to customary exceptions, provides for the sale of 9,990 shares of our common stock acquired by Mr. Grau under our equity plans.

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

Dated:	August 29, 2024	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 29, 2024	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)