Form 10-K
period 2024-10-31
AGILENT TECHNOLOGIES, INC.
filed 2024-12-20
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2024, was approximately $30.0 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 9, 2024 there were 285,595,302 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on March 13, 2025, and to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2024 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continued to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. All historical financial segment information has been recast to conform to this new presentation in our consolidated financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment. See also Note 23, "Subsequent Event" for additional information on recent changes to our organizational structure.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturers' representatives and electronic commerce. As of October 31, 2024, we employed approximately 17,900 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts, Texas and Vermont in the U.S. and in Australia, Canada, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

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
We employed approximately 6,000 people as of October 31, 2024 in our life sciences and applied markets business.

Life Sciences and Applied Markets
The Pharmaceutical, Biopharmaceutical, CRO & CMO Market. This market consists of “for-profit” companies which participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies ("pharma"). A second sub-segment includes biopharmaceutical companies ("biopharma"), contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"). Biopharma companies and, to a somewhat lesser extent, CROs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.
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
The Chemicals & Advanced Materials Market.  Our products and solutions are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our products to determine chemical composition, perform impurity analysis, qualify raw materials, conduct materials characterization, and verify and ensure the environmental safety of operations and employees. Our products are used to test for safety, quality, and compliance across the value chains of advanced materials – including semiconductors/electronics, batteries, specially engineered polymers and polymeric materials, minerals & metals, thin film & optics, consumer products and packing materials – from the upstream raw materials, materials production, and final products to the end markets and recycling. The upstream petroleum exploration and refining markets use our products to analyze natural gas, crude oil composition, perform intermediate material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products.

The Environmental & Forensics Market. Our instruments, software and workflow solutions are used by the environmental market for applications such as laboratory and field analysis of regulated and unregulated chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories, public and private utilities and colleges and universities. Drug testing and forensics laboratories use our instruments, software and workflow solutions for applications such as analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Some of our instruments are used in mobile laboratories as well. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

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

Life Sciences and Applied Markets Products and Applications
Our products fall into the following main areas of work: liquid chromatography, gas chromatography, mass spectrometry, spectroscopy, software and informatics, lab automation and robotics, vacuum technology, remarketed instruments and chemistries and supplies.

Our key products and applications include the following technologies:

Liquid Chromatography

A liquid chromatograph, high-performance liquid chromatograph ("HPLC") or ultra-high performance liquid chromatograph (“UHPLC”) is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent LC portfolio is largely modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi‑method/walk-up, high-capacity/high-throughput or multi‑dimensional LC and can be extended to application‑based analyzers (e.g., for bio-molecular separations, chiral analysis or size exclusion chromatography). As a leader in liquid chromatography, we continue to expand our application space with new HPLC columns, new services and ongoing instrument and software product enhancements.

Gas Chromatography

Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. Gas chromatographs are used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. Agilent provides custom or standard analyzers configured for specific chemical analysis applications, such as detailed speciation of a complex hydrocarbon stream, calculation of gas calorific values in the field, or analysis of a new bio-fuel formulation. We also offer related software, accessories and consumable products for these and other similar instruments.

Mass Spectrometry

A mass spectrometer (“MS”) identifies and quantifies compounds based on their molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. MS is an important tool in analyzing a broad spectrum of analytes, from small molecules, such as pesticides, to large molecules, such as intact proteins and other biological entities. Liquid chromatography ("LC") and gas chromatography ("GC") are commonly used to separate compounds and introduce them to the MS system. Agilent's LCMS portfolio includes instruments built around four main analyzer types - single quadrupole, triple quadrupole, time-of-flight ("TOF") and quadrupole time-of-flight ("QTOF"). Agilent's GC/MS portfolio includes instruments built around three main analyzer types - single quadrupole, triple quadrupole, and quadrupole time-of-flight ("QTOF"). We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, sensitivity, precision, robustness, ease of use and onboard intelligence.

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

Laboratory Automation and Robotics

We offer a portfolio of unique sample preparation automated solutions that are key to a comprehensive suite of workflow solutions to our life science and genomics customers. This includes liquid handling, plate management, unique consumables and scheduling software with solutions that range from standalone instrumentation to bench-top automation solutions. These solutions strengthen our offering of automated sample preparation across a broad range of applications which are integrated with several of our analytical and NGS platforms across the company.

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

Life Sciences and Applied Markets Customers
We had approximately 52,000 customers for our life sciences and applied markets business in fiscal year 2024. A significant number of our life sciences and applied markets customers are also customers of our Agilent CrossLab business.
The life sciences and applied markets business is susceptible to seasonality in its orders and revenues primarily related to U.S. and foreign government budgets, chemicals and advanced materials and environmental customers and large pharmaceutical company budgets. Historically, the result is that our first and fourth fiscal quarters tend to deliver the strongest profits for the life sciences and applied markets business. However, general economic trends, new product introductions and competition might overshadow this trend in any given year.
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
Life Sciences and Applied Markets Manufacturing
Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into standard as well as custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. Inside the U.S., we have manufacturing facilities in California, Delaware and Rhode Island. Outside of the U.S., we have manufacturing facilities in Australia, China, Germany, Italy, Malaysia, Netherlands, Singapore and the United Kingdom. We have FDA registered sites in California, Germany and Singapore.

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

Diagnostics and Genomics Business

Our diagnostics and genomics business includes the cell analysis, advanced manufacturing partnerships and research and development, pathology, companion diagnostics, reagent partnership, genomics and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of seven areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Second, our advanced manufacturing partnerships business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Together, our BIOVECTRA and nucleic acid solutions businesses offer a broader range of contract and development manufacturing services to our customers. They also provide clinical-to-commercial scale production capabilities focused mainly on mRNA manufacturing. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry

("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics ("IVD") manufacturers, biotechnology and pharmaceutical companies. Sixth, our genomics business includes arrays and next generation sequencing ("NGS"). This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

We employed approximately 4,600 people as of October 31, 2024 in our diagnostics and genomics business.

Diagnostics and Genomics Market

The Diagnostics and Clinical Market. The diagnostics and clinical market focus within the diagnostics and genomics business is to provide instruments, software, reagents, and consumables that enable customers to perform clinical research and routine testing. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market focus is on mature economies primarily in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health. The clinical market for genomics consists of high complexity clinical labs performing patient testing, including “for-profit” reference laboratories, hospital labs, and molecular diagnostic companies. While some labs purchase IVD labeled testing kits, others often develop and validate their own molecular based tests. Analyte Specific Reagents ("ASRs") are often used by these labs. Additionally, our Seahorse, xCELLigence, Novocyte, and BioTek platform technologies are used both stand-alone and in conjunction with mass spectrometry to understand underlying cellular physiology and interactions in normal and diseased states, as well to help understand how new drugs and therapies alter the composition, function, or interaction of cells. In addition, our XCELLigence and Novocyte technologies can be used to characterize and quantify immune cell response (for example cytotoxicity).

The Pharmaceutical, Biopharmaceutical, CRO & CMO Market. This market consists of “for-profit” companies which participate across the pharmaceutical value chain in the areas of therapeutic research, discovery & development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies ("pharma"). A second sub-segment includes biopharmaceutical companies ("biopharma"), contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"). Our primary focus is on biopharma working with advanced therapeutic modalities (e.g., cell and gene therapies) where we provide a suite of research tools and companion diagnostic development services. Additionally, we provide active pharmaceutical ingredient ("API") contract development and manufacturing services for oligonucleotide-based therapeutic modalities. With the acquisition of BIOVECTRA, we will offer our pharmaceutical customers even more specialized manufacturing capabilities for targeted therapeutics, from sterile-fill finish to a single source for gene editing solutions.

Diagnostics and Genomics Products

Our products fall into these main areas of work: pathology products, cell analysis, specific proteins and flow cytometry reagents, companion diagnostics, target enrichment, cytogenetic research solutions and microarrays, qPCR instrumentation and molecular biology reagents, advanced manufacturing partnerships and automated electrophoresis and microfluidics solutions.

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

Advanced Manufacturing Partnerships

Our advanced manufacturing partnerships business is a contract manufacturing and development services business with equipment and expertise focused on mid to large scale production of synthesized oligonucleotide APIs under pharmaceutical GMP conditions for a class of drugs that utilize oligonucleotide molecules for disease therapy. These drugs have advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and guide RNA. These advancements in the technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. Our nucleic acid solutions business offers industry leading experience to efficiently advance our customers' oligo drug candidates from clinical trials to commercial scale volumes with a common goal of patient health and safety. With the acquisition of BIOVECTRA, we will offer our pharmaceutical customers even more specialized manufacturing capabilities for targeted therapeutics, from sterile-fill finish to a single source for gene editing solutions.

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

Diagnostics and Genomics Customers

We had approximately 14,000 customers for our diagnostics and genomics business in fiscal year 2024.

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
Diagnostics and Genomics Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. In the U.S., we have manufacturing facilities in California, Colorado, Iowa, Massachusetts, Texas and Vermont. Outside of the U.S., we have manufacturing facilities in Canada, China, Denmark, Germany, Malaysia and Singapore. Our FDA registered sites include California, Colorado, Texas, Vermont and Denmark.

Diagnostics and Genomics Competition

The markets for diagnostics and genomics analytical products in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the diagnostics and genomics arena include: Abbott Laboratories, Affymetrix, Inc., a division of Thermo Fisher Scientific Inc., Avecia, a division of Nitto Denko, Illumina, Inc., Leica Biosystems, Inc., a division of Danaher Corporation, Revvity, Inc., Roche Ventana Medical Systems, Inc., a member of the Roche Group, Sartorius and Twist Bioscience Corporation. We compete on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

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

Agilent CrossLab Business

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets regardless of instrument manufacturer. The services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Our Agilent CrossLab business employed approximately 5,400 people as of October 31, 2024.

Agilent CrossLab Markets

The Pharmaceutical, Biopharmaceutical, CRO, CDMO & CMO Market. Our services support customers in this market consisting of “for-profit” companies which participate across the pharmaceutical value chain in the areas of therapeutic research, discovery and development, clinical trials, manufacturing and quality assurance and quality control. One sub-segment of this market is core and emerging pharmaceutical companies ("pharma"). A second sub-segment includes biopharmaceutical companies ("biopharma"), contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs") and contract manufacturing organizations ("CMOs"). Biopharma companies and, to a somewhat lesser extent, CROs, CDMOs and CMOs typically participate in specific points in the pharmaceutical industry value chain. Additionally, due to the relatively low drug efficacy within oncology, pharma companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.

The Academic and Government Market. Our services support customers in this market that consist primarily of “not-for-profit” organizations and include academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies. After decades of investment in basic biomedical research by government funding bodies, the focus has widened to include translational research - multidisciplinary scientific efforts directed at accelerating therapy development.

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

The Food Market. Our services support the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. Our services also support the food safety market in their work to analyze food for concerns ranging from pathogen contamination and genetic modification to species verification and others.

The Diagnostics and Clinical Market. Our services support clinical diagnostic customers in pathology labs throughout the world.
Agilent CrossLab Services and Applications

Services and Support

We offer a wide range of startup, operational, educational and compliance support services for our measurement and data handling systems. Our support services include maintenance, troubleshooting, repair and training for all of our chemical and bioanalytical instrumentation hardware and software products. With advances in digital and virtual support technologies, many of those services can be offered remotely. Special service bundles have also been designed to meet the specific application needs of various industries. As customers continue to outsource laboratory operations and consolidate suppliers, our enterprise services consist of a broad portfolio of integrated laboratory management services including instrument services, lab supply management, asset management, procurement, informatics and scientific services. Advancements in our offering of software and service solutions will help our customers more efficiently operate a digitally connected smart lab that can derive value out of data analytics, artificial intelligence and robotics.

Agilent CrossLab Customers

We had approximately 50,000 Agilent CrossLab customers in fiscal year 2024. A significant number of our Agilent CrossLab customers are also customers of our life sciences and applied markets business.
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
Agilent CrossLab Manufacturing

Our direct service delivery organization is regionally based and operating in 28 countries.

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

Global Infrastructure Organization

We provide support to our businesses through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, quality and regulatory services, corporate development and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of October 31, 2024, our global infrastructure organization employed approximately 1,900 people worldwide.

Agilent Order Fulfillment Organizations

Our order fulfillment and supply chain organization (“OFS”) focuses on order fulfillment and supply chain operations in our businesses. OFS provides resources for manufacturing, engineering, logistics, and strategic sourcing to our respective businesses. In general, OFS employees are dedicated to specific businesses and the associated costs are directly allocated to those businesses.

The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, Regulatory Affairs and Human Capital Management include information common to each of our businesses.

Research and Development

We anticipate that we will continue to have significant research and development expenditures in order to maintain our competitive position with a continuing flow of innovative, high-quality products and services. Our research and development efforts focus on potential new products and product improvements covering a wide variety of technologies, none of which is individually significant to our operations. Our research seeks to improve on various technical competencies in software, systems and solutions. In each of these research fields, we conduct research that is focused on specific product development for release in the short-term as well as other research that is intended to be the foundation for future products over a longer time-horizon. Most of our product development research is designed to improve products already in production, focus on major new product releases, and develop new product segments for the future. We remain committed to invest significantly in research and development and have focused our development efforts on key strategic opportunities to align our business with available markets and position ourselves to capture market share.

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

In addition to monitoring and managing compliance with environmental regulations, we strive to advance our sustainability practices. In 2021, we announced our goal to achieve net-zero greenhouse gas emissions by 2050. In 2023, we announced near and long term greenhouse gas emission reduction targets which were validated by the Science Based Targets initiative ("SBTi"). We also aim to provide transparency on our approach to sustainability management through our annual ESG report.

Regulatory Affairs

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service related activities, from quality management, design and development to manufacturing, labeling, promotion, sales and distribution. If we fail to comply with FDA regulations and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. In Europe, the European Union has started to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (“EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These regulations are more stringent in a variety of areas, including clinical evidence requirements, quality management systems and post-market surveillance activities. The EU IVDR requirements became effective starting in May 2022.

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

Human Capital Management

As of October 31, 2024, we employed approximately 17,900 persons, of whom approximately 7,000 were based in the Americas, 4,400 in Europe and 6,500 in Asia Pacific. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.

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

Diversity and Inclusion. As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from providing managers transparency of their workforce pay equity to working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds. Agilent is committed to creating a diverse work environment and is proud to be an equal opportunity employer. We believe in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. As of October 31, 2024, approximately 38 percent of our full-time employees were female. Approximately 50 percent of our board is comprised of directors representing underrepresented groups as of the date of this report. We have launched a number of company-wide initiatives including employee-network groups aimed at promoting engagement of traditionally historically underrepresented groups of employees.

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

Henrik Ancher-Jensen, 59, has served as our Senior Vice President, Agilent and President, Order Fulfillment and Supply chain since September 2013. From September 2012 to September 2013, Mr. Ancher-Jensen served as our Vice President, Global Product Supply, Diagnostics and Genomics Group.  From September 2010 to September 2012 he served as Corporate Vice President, Global Operations of Dako A/S, a Danish diagnostics company, and as Dako’s Vice President, Supply Chain and Chief Information Officer from 2006 to September 2010.  Prior to joining Dako, he spent more than 15 years in senior management roles and management consulting with Chr. Hansen, Deloitte Consulting and NVE.

Bret DiMarco, 56, has served as our Senior Vice President, Agilent and Chief Legal Officer and Secretary since July 2024. Prior to joining Agilent, he served as the Chief Legal Officer at Pendo.io Incorporated, a privately held company, from September 2022 to June 2024. From June 2006 to July 2022, he held several positions at Coherent, Inc., including Executive Vice President, General Counsel, Chief Legal Officer and Corporate Secretary until its acquisition by II-VI Incorporated after which he served as a Special Advisor to the President until September 2022. Since September 2004, Mr. DiMarco has been an Adjunct Associate Professor of Law at the University of California College of the Law, San Francisco. From October 2023 to present, Mr. DiMarco has been the Chair of the Nasdaq Exchange Nominating Committee and a member of the Nasdaq Exchange Review Council. Mr. DiMarco was previously a member and associate at Wilson Sonsini Goodrich & Rosati, P.C., a multinational law firm.

Rodney Gonsalves, 59, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015. From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the company, most recently for the Life Sciences and Applied Markets Group. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett-Packard Company.

Jonah Kirkwood, 44, has served as our Senior Vice President, Agilent and Chief Commercial Officer, Commercial Organization since November 2024. From June 2023 to October 2024, Mr. Kirkwood led Agilent's Global Sales organization for Laboratory Solution Sales as well as the Greater China Sales organization. Mr. Kirkwood led our Commercial Marketing and Operations teams from November 2021 to May 2023. Prior to that, he held various positions in Agilent. Mr. Kirkwood first joined Agilent in 2010 after Agilent acquired Varian.

Simon May, 53, has served as our Senior Vice President, Agilent and President, Diagnostics and Genomics Group since May 2024. Prior to joining Agilent, he served as Executive Vice President and President of the Life Science Group at Bio-Rad Laboratories (“Bio-Rad”) from January 2022 to May 2024. During his 10-year tenure at Bio-Rad, Mr. May held various leadership roles including that of Senior Vice President, General Manager of the Digital Biology Group from January 2020 to December 2021 and as Senior Vice President of Global Commercial Operations from October 2015 to January 2020. Before joining Bio-Rad in 2014, Mr. May held positions at Thermo Fisher Scientific for 10 years.
Padraig McDonnell, 53, has served as our President and Chief Executive Officer since May 2024. From February 2024 to May 2024, he served as Senior Vice President, Chief Operating Officer and CEO-elect. Mr McDonnell served as Chief Commercial Officer and President, Agilent CrossLab Group from November 2021 to February 2024. From May 2020 to November 2021, he served as Senior Vice President, Agilent and President, Agilent CrossLab Group. From November 2016 to April 2020, he served as our Vice President and General Manager of the Chemistries and Supplies Division. Prior to that, he served as our Vice President and General Manager of EMEAI Laboratory Solutions Sales. Mr. McDonnell has previously held a variety of positions with Agilent and Hewlett-Packard Company.

Robert W. McMahon, 56, has served as our Senior Vice President, Agilent since August 2018 and as our Chief Financial Officer since September 2018. He previously served as the Chief Financial Officer of Hologic, Inc., a medical technology company from May 2014 to August 2018. Prior to Hologic, Mr. McMahon spent 20 years with Johnson & Johnson most recently as Worldwide Vice President of Finance and Business Development for Ortho Clinical Diagnostics a division of Johnson & Johnson's Medical Device and Diagnostics Group. Since July 2023, Mr. McMahon has served as a member of the Board of Directors of Orasure Technologies, Inc.

Angelica A. Reimann, 54, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group since February 2024. From August 2021 to February 2024, she served as Vice President and General Manager of Agilent CrossLab Services Division. Ms. Riemann served as Vice President and General Manager of the Chemistries and Supplies Division from May 2020 to August 2021. From March 2019 to May 2020, she was Vice president and General Manager of the Chemistries Division. Prior to March 2019, she held leadership roles in the Chemistries Division, Mass Spectrometry Division and the Americas Field Organization sales organization.

Mike Zhang, 49, has served as our Senior Vice President, Agilent and President, Applied Markets Group since November 2024. From August to November 2024, he served as Vice President and General Manager of the Gas Phase Division within the former Life Sciences and Applied Markets Group. Prior to that, Mr. Zhang was Vice President and General Manager for the Gas Phase Separations Division from January 2020 to August 2024. He previously held various leadership roles in manufacturing over the span of his 22 years at Agilent. He was a manufacturing engineer at Agilent’s Shanghai site from March 2002 to December 2019. He also held various leadership roles in Agilent’s Order Fulfillment and Supply Chain organization and was named global manufacturing manager for GC operations and general manager of Agilent’s Shanghai site in April 2016.

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
Our financial and other information can be accessed at our Investor Relations website. The address is www.investor.agilent.com. We make available, free of charge on our website, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.
Our Amended and Restated Bylaws, Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under “Governance”.

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

Visibility into our markets is limited. Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast and may be cancelled by our customers. In addition, our revenue and earnings forecasts for future fiscal quarters are often based on the expected seasonality of our markets. However, the markets we serve do not always experience the seasonality that we expect as customer spending policies and budget allocations, particularly for capital items, may change. Any decline in our customers' markets or in general economic conditions has in the past and may in the future result in a reduction in demand for our products and services. Also, if our customers' markets decline, we may not be able to collect on outstanding amounts due to us. Such declines could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our profitability. Also, in such an environment, pricing pressures could intensify. Since a significant portion of our operating expenses is relatively fixed in nature due to sales, research and development and manufacturing costs, if we were unable to respond quickly enough, these pricing pressures could further reduce our operating margins.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Overall, foreign currency movements for the year ended October 31, 2024, had no overall impact on revenue growth when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

In addition, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate, within any given twelve-month period, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. For expenses beyond that twelve-month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of the counterparties to perform under hedging contracts.

Demand for some of our products and services depends on the capital spending policies of our customers, research and development budgets and on government funding policies.

Our customers include pharmaceutical companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities, available resources, mergers and consolidations, institutional and governmental budgetary policies and spending priorities, and product and economic cycles, have a significant effect on the capital spending policies of these entities. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, consolidation, spending priorities, general economic conditions, medical reimbursement policies and institutional and governmental budgetary policies. The timing and amount of revenue from customers that rely on government or research funding may vary significantly due to factors that can be difficult to forecast, including changes in spending authorizations and budgetary priorities for our products and services. If demand for our products and services is adversely affected, our revenue and operating results would suffer.

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

The life sciences industry is intensely competitive and has been subject to increasing consolidation. Consolidation in our industries could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could adversely affect our business, financial condition and results of operations. We may not be able to compete successfully in increasingly consolidated industries and cannot predict with certainty how industry consolidation will affect our competitors or us.

Public health crises such as the COVID-19 pandemic may adversely impact, and pose risks to, certain elements of our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. Public health crises, and any related remediation measures such as quarantine, curfew and other travel and activity restrictions, may impact our operations and sales and delivery of products and services. Our supply chain has in the past and may in the future be impacted, and we could experience disruptions or delays in shipments of certain materials or components of our products. We may be unable to accurately predict the full extent and duration of the impact of a public health crisis on our business and operations due to numerous uncertainties, including the duration and severity of the crisis, the efficacy and distribution of vaccines, containment measures and additional waves of infection.

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

We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Such laws demand that we implement, test, and monitor an effective compliance program in order to detect and prevent instances of non-compliance. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, suspension of government contracts or debarment, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines, suspension of government contracts or debarment, and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

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

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to manufacturing, labeling, promotion, sales and distribution. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with FDA regulations and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU has started to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical evidence requirements, quality management systems and post-market surveillance activities. The new EU IVDR requirements became effective starting in May 2022. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Some of our products are subject to particularly complex regulations such as regulations of toxic substances, and failure to comply with such regulations could harm our business.

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency (“EPA”) under the Toxic Substances Control Act ("TSCA") and by regulatory bodies in other countries under similar laws, to prevent unreasonable risks to human health or the environment. Under the TSCA, the EPA has authority to require reporting, record-keeping and testing, and to implement restrictions relating to chemical substances and/or mixtures. The TSCA prohibits persons from manufacturing (domestic production or importation of) any chemical in the United States that has not been reviewed by the EPA for its effect on health and safety or which is not listed on the EPA TSCA chemical substance inventory. We must ensure conformance of the manufacturing, storing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenue from direct and indirect sales to U.S. federal, state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, suspension of government contracts or debarment, termination of contracts, forfeiture of profits, suspension of payments, increased pricing pressure or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

Our reputation, ability to do business and financial statements may be harmed by improper conduct by any of our employees, agents or business partners.

Our internal controls and compliance systems may not always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions, and related shareholder lawsuits could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.

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

In addition, we face increasing scrutiny from stakeholders with respect to environmental, social and governance (“ESG”) practices and disclosures. Also, various legal and regulatory requirements specific to ESG matters in the U.S., EU, local or other jurisdictions in which we operate are complex, change frequently and have tended to become more stringent. For instance, we are subject to various laws against forced labor which have been promulgated by many regulatory authorities in the jurisdictions where we operate. Any failure to adequately address stakeholder expectations with respect to ESG matters may result in an adverse impact on our business, financial results, stock price or reputation. Our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations and standards, cost considerations and the development and availability of cost-effective technologies or resources that support our ESG goals.

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

Issues in the development, deployment, and use of artificial intelligence technologies in our business operations, services and products may result in reputational harm, regulatory action, or legal liability, and any failure to adapt to such technological developments or industry trends could adversely affect the competitiveness of our business.

We are integrating artificial intelligence and machine learning technologies (“AI”) into our business operations, products and services, while continuing to explore the opportunities that AI could bring to the company. The use of AI, particularly generative AI, presents opportunities as well as risks that could negatively impact the business. The development, deployment, and use of AI, including within the life sciences industry, is still in its early stages, where the use of insufficiently developed AI technologies and premature deployment practices could result in unintended outcomes that harm the business. AI technologies may be developed using inaccurate, incomplete, flawed or biased algorithms, training methodologies or data, which could result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm. Further, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of evolving industry trends and evolving consumer demands. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future.

Use of AI to improve internal business operations, or in the development or provision of products or services, poses risks and challenges. AI can pose risks from an intellectual property, confidential data leakage, data protection, privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights, or attorney-client privilege in such information or trade secrets. The use of AI technologies for developing products or services may adversely affect or preclude the company’s intellectual property rights in such products or services, or may expose the company to liability related to the infringement, misappropriation or other violation of third-party intellectual property. The use of AI technologies with personally identifiable information may also result in legal liability. Further, particularly given the nascent stage of the technology, the use of AI can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or that result in unintended biases and discriminatory outcomes, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.

Moreover, AI is subject to a dynamic and rapidly evolving legal and regulatory environment, which, without appropriate review, governance and risk management, could expose the company to unforeseen legal or regulatory scrutiny and liabilities. As such, it remains uncertain how AI laws and regulations will impact our business or the associated cost or risks related to compliance therewith or with respect to embedding compliance mechanisms appropriately and effectively into our operations. The use of AI may be subject to new legal or regulatory requirements, the impact of which may be prohibitive or pose further risks from a legal or regulatory action perspective.

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

Our success depends in large part on our proprietary technology, including technology we obtained through acquisitions. We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish, maintain and enforce our proprietary rights. If we do not enforce our intellectual property rights successfully, our competitive position may suffer, which could harm our operating results.

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

Although we utilize manufacturing facilities throughout the world, we have consolidated, and may further consolidate, our manufacturing operations to certain of our facilities to achieve efficiencies and gross margin improvements. Additionally, we typically consolidate the production of products from our acquisitions into our supply chain and manufacturing processes, which are technically complex and require expertise to operate. If we are unable to establish processes to efficiently and effectively produce high quality products in the consolidated locations, we may not achieve the anticipated synergies and production may be disrupted, which could adversely affect our business and operating results.

Dependence on contract manufacturing and outsourcing other portions of our supply chain, including logistics and third-party package delivery services, may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. If one or more of the third-party package delivery or other logistics providers we use experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could result in increased costs, and/or delay the delivery of our products. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology ("IT") and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of our IT providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenue and unexecuted efficiencies and impact our results of operations and our stock price.

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

We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. For example, in December 2020, it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified an impacted SolarWinds server and promptly took steps to contain and remediate the incidents. While we believe that there were no disruptions to our operations as a result of this attack, other similar attacks could have a significant negative impact on our systems and operations. Our information technology systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems or products could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage. Concern over increasingly prevalent cyberattacks or other forms of security breaches of information technology systems can result in additional legal and regulatory requirements in the markets we operate our business and may lead to increased compliance burdens and costs to meet the regulatory obligations. For example, as a U.S. publicly traded company, we are subject to the U.S. Securities and Exchange Commission Final Rule on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure which requires enhanced disclosure requirements for cybersecurity, with similar applicable requirements under the EU’s NIS2 Directive and China’s Data Security Law.

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

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules. We are currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we operate.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028. Furthermore, we are permitted pursuant to the credit agreement to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of October 31, 2024, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of October 31, 2024, we had cash and cash equivalents of approximately $1,329 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Agilent is committed to maintaining a secure environment for our data, complying with applicable legal requirements, and effectively supporting our business objectives and customer needs. Our cybersecurity strategy emphasizes the cultivation of a security-minded culture through education and training, and a programmatic and layered approach to prevention, detection of, and response to cybersecurity threats.

Key Elements of Our Cybersecurity Program. We maintain cybersecurity policies that articulate Agilent's expectations and requirements regarding technology use, data privacy, risk management, and incident management. Regular exercises and assessments against recognized cybersecurity frameworks are conducted to improve the effectiveness of our processes. These are conducted by third party organizations in addition to internal audit teams. Cybersecurity is considered the responsibility of every Agilent employee, with regular education and best practice sharing to raise awareness of threats. Layered controls are implemented to prevent and detect cybersecurity threats, with policies and processes designed to provide timely notifications and compliance with legal requirements. These include controls to assess third party suppliers and their services.

Governance and Oversight. Our cybersecurity program under the Chief Information Officer ("CIO") is led by our Chief Information Security Officer ("CISO"). The Board of Directors delegates oversight of cybersecurity risks to the Audit Committee, which receives updates from the CISO and CIO at least annually. Cybersecurity is integrated into the risk management process for the company through various mechanisms, including quarterly business reviews, annual budget planning, and linkage to the Enterprise Risk Management ("ERM") process.

As of the date of this report, we do not believe any risks from cybersecurity threats have materially affected Agilent, including our business strategy, results of operations, or financial condition. However, we can provide no assurance that there will not be any incidents in the future or that they will not materially affect us as outlined in Item 1A. Risk Factors.

Item 2. Properties
As of October 31, 2024, we owned or leased a total of approximately 6.8 million square feet of space worldwide. Of that, we owned approximately 5.3 million square feet and leased the remaining 1.5 million square feet. Our sales and support facilities occupied a total of approximately 0.5 million square feet. Our manufacturing plants, R&D facilities and warehouse and administrative facilities occupied approximately 6.3 million square feet. All of our businesses share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences & Applied Markets Business. Our life sciences and applied markets business has manufacturing and R&D facilities in Australia, China, Germany, Italy, Japan, Malaysia, Netherlands, Singapore, United Kingdom and the United States.

Diagnostics and Genomics Business. Our diagnostics and genomics business has manufacturing and R&D facilities in Belgium, Canada, China, Denmark, Germany, Malaysia and the United States.

Agilent CrossLab Business. Our direct service delivery organization is regionally based and operating in 28 countries.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange with the ticker symbol “A”. As of December 2, 2024, there were 16,806 common stockholders of record.

The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2019 and the reinvestment of all dividends.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

Comparison of 5 Years (10/31/2019 to 10/31/2024) Cumulative Total Return
Among Agilent Technologies, the S&P 500 Index,
and the Peer Group Index
$250
$200
$150
$100
$50
$0
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
Agilent Technologies
S&P 500
Peer Group

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2019	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024
Agilent Technologies	100	135.93	210.90	186.45	140.29	178.06
S&P 500	100	109.71	156.79	133.88	147.46	203.52
Peer Group	100	112.04	153.60	153.06	149.45	181.18

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2024. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2024 was 8,402,882 shares.

Period	Total Number of Shares of Common Stock Purchased(1)	Weighted Average Price Paid per Share of Common Stock(2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

August 1, 2024 through August 31, 2024	804,464	$140.19	804,464	$596
September 1, 2024 through September 30, 2024	1,240,953	$137.98	1,240,953	$425
October 1, 2024 through October 31, 2024	366,113	$139.28	366,113	$374
Total	2,411,530	$138.91	2,411,530

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. As of October 31, 2024, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers' experience, delivering differentiated product solutions and driving productivity improvements, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Form 10-K.

Overview and Executive Summary

Agilent Technologies Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied chemical markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

New Segment Structure

In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2024. All historical financial segment information has been recast to conform to this new presentation in our consolidated financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment.

Acquisition

On September 20, 2024, we acquired 100 percent of the stock of BIOVECTRA for total consideration of $915 million in cash. The acquisition expands our contract development and manufacturing organization. As a result of the acquisition, BIOVECTRA became a wholly-owned subsidiary of Agilent. The acquisition has been accounted for in accordance with the authoritative accounting guidance, and the results of BIOVECTRA are included in Agilent's consolidated financial statements from the date of acquisition.

Senior Notes

2027 Senior Notes. On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2027 senior notes"). The 2027 senior notes were issued at 99.866% of their principal amount. The notes will mature on September 9, 2027, and bear interest at a fixed rate of 4.20% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments will commence on March 9, 2025.

2034 Senior Notes. On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2034 senior notes"). The 2034 senior notes were issued at 99.638% of their principal amount. The 2034 senior notes will mature on September 9, 2034, and bear interest at a fixed rate of 4.75% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments will commence on March 9, 2025.

Actual Results

Agilent's net revenue of $6,510 million in 2024 decreased 5 percent when compared to 2023. Foreign currency movements for 2024 had no overall impact on revenue growth when compared to 2023. Net revenue declined in our life sciences and applied markets and diagnostics and genomics segments, mostly in the pharmaceutical market, due primarily to the overall pressures on our customers' capital expenditure spending which continued in 2024. Revenue declines were partially offset by revenue growth in our Agilent CrossLab segment. Revenue in the life sciences and applied markets business decreased 8 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. Revenue in the diagnostics and genomics business decreased 6 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. Revenue in the Agilent CrossLab business increased 5 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023.

Agilent's net revenue of $6,833 million was slightly down in 2023 when compared to 2022. Foreign currency movements for 2023 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to 2022. Net revenue declined in our life sciences and applied markets segment, in the pharmaceutical market and in the Asia Pacific region primarily related to weaker demand in China and an overall pressure on our customers' capital expenditures compared to 2022. The net revenue decline was partially offset by revenue growth from our other segments primarily in Agilent CrossLab. Revenue in the life sciences and applied markets business decreased 3 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue in the diagnostics and genomics business decreased 1 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue in the Agilent CrossLab business increased 8 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022.

Net income was $1,289 million in 2024 compared to net income of $1,240 million and $1,254 million in 2023 and 2022, respectively. Net income in 2024 was impacted by cost-saving initiatives and higher interest income. Net income in 2023 was impacted by the asset impairment charges primarily related to the exit of our Resolution Bioscience business and lower tax expense. Net income in 2022 was impacted by higher sales volume partially offset by supply chain, logistics and inflationary pressures increasing our costs. As of October 31, 2024 and 2023, we had cash and cash equivalents balances of $1,329 million and $1,590 million, respectively.

2021 Repurchase Program. During the year ended October 31, 2022, we repurchased and retired 8.4 million shares for $1,139 million under this authorization. During the year ended October 31, 2023, we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the year ended October 31, 2023, we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. During the year ended October 31, 2024, we repurchased and retired 8.4 million shares for $1,150 million, excluding excise taxes, under this authorization. As of October 31, 2024, we had remaining authorization to repurchase up to approximately $374 million of our common stock under the 2023 repurchase program.

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

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended October 31, 2024, we recorded the applicable excise taxes payable of approximately $10 million as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet. In fiscal year 2023, we recorded excise taxes payable of approximately $3 million related to shares repurchased in 2023 and paid the tax in 2024.

Dividends. During the year ended October 31, 2024, cash dividends of $0.944 per share, or $274 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2022, cash dividends of $0.840 per share, or $250 million were declared and paid on the company's outstanding common stock.

On November 20, 2024, we declared a quarterly dividend of $0.248 per share of common stock, or approximately $71 million which will be paid on January 22, 2025, to shareholders of record as of the close of business on December 31, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking forward, our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. While customer capital budgets continue to be constrained, we anticipate a gradual and steady recovery in the short-term. We also remain optimistic about the long-term health of our key end markets. Although inflationary pressures are uncertain, we will continue to mitigate their impact through targeted pricing strategies and various other cost-saving initiatives.

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

A portion of our revenue relates to lease arrangements. Standalone lease arrangements are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases ("ASC 842"). Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement, the revenue associated with the lease component is treated under the lease accounting standard ASC 842, whereas the revenue associated with the non-lease component is recognized in accordance with the ASC 606 revenue standard.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2024 and 2023, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2024, discount rates for the U.S. defined benefit plans and post-retirement benefit plans decreased compared to the previous year due to the decrease in the corporate bond rates. For 2024 and 2023, the discount rates for non-U.S. defined benefit plans were generally based on published rates for high quality corporate bonds and in 2024, mostly decreased compared to the previous year. If we had changed our discount rate by 1 percent, the impact would have been approximately $1 million on U.S. defined benefit plans and post-retirement benefit plans expense and $11 million on non-U.S. defined benefit plans expense for the year ended October 31, 2024. Lower discount rates usually increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates usually decrease present values of the pension benefit obligation and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. defined benefit plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most non-U.S. defined benefit plans and U.S. post-retirement benefit plans, gains and losses are amortized over the average remaining future service period or remaining lifetime of participants depending upon the plan, using a separate layer for each year's gains and losses.

In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments as of October 31, 2024. Our Deferred Profit-Sharing Plan target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero percent to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2024, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. The annuity contracts are insurance buy-in contracts issued by a third-party insurance company to cover the benefit obligations of all participants under the U.K. defined benefit plan and are funded with existing pension plan assets with no adjustment made to the benefit obligations. Real estate securities include holdings of managed investment funds which invest primarily in the equity instruments of real estate investment trusts and other similar real estate investments. Other investments include a group trust consisting primarily of private equity partnerships.

The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we had changed our estimated return on assets by 1 percent, the impact would have been $4 million on U.S. defined benefit plans and post-retirement benefit plans expense and $8 million on non-U.S. defined benefit plans expense for the year ended October 31, 2024. The total net periodic pension and post-retirement benefit costs recorded were a $9 million benefit in 2024, $6 million expense in 2023 and $2 million benefit in 2022. These costs included a loss on settlement of $2 million, $4 million and $4 million, for the years ended October 31, 2024, 2023 and 2022, respectively.

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

At the beginning of fiscal year 2024, in connection with the change in our segment reporting, we assessed goodwill impairment for our three reporting units which consisted of our three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units as of November 1, 2023, due to the change in our segment structure. As of November 1, 2023, there was no impairment of goodwill.

In fiscal year 2024, we again assessed goodwill impairment for our three reporting units which consisted of our three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units as of September 30, 2024, our annual impairment test date. Based on the results of our qualitative testing, there was no impairment of goodwill as of September 30, 2024. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2024, 2023 and 2022.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflects the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 6 months to 15 years. Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Specifically, our determination of the fair value of the developed product technology and in-process research and development ("IPR&D") acquired involves significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involves significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the trade name acquired involves the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. We value backlog using the discounted cash flows based on the estimated revenue from pending orders. We value license agreements based on the expected future cash receipts from license agreements, discounted to present value over the term of the agreement. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. Actual results could differ materially from these estimates. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned.

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

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. As of October 31, 2024, we do not have any indefinite-lived intangible assets.

During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our life sciences and applied markets segment. There were no impairments of indefinite-lived intangible assets during fiscal years 2023 and 2022.

Restructuring. The main components of our restructuring plan are related to workforce reductions, consolidation of excess leased facilities and site closures. Workforce reduction charges are accrued when payment of benefits becomes probable that the employees are entitled to the severance and the amounts can be estimated. Consolidation of facilities costs primarily consists of accelerated depreciation of right-of-use assets classified as held and used. In accordance with the accounting guidance, it was determined that certain assets had been abandoned, and an assessment was made of the remaining useful lives and potential alternative uses. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amounts of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded. See Note 16. "Restructuring and Other Related Costs" to the consolidated financial statements for additional information.

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

Restructuring and Other Related Costs

Summary of Restructuring Plans. In fiscal years 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

A summary of our aggregate liability related to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Non-cash settlements	(1)	(8)	(9)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	75	1	76
Non-cash settlements	(7)	(1)	(8)
Cash payments	(86)	(5)	(91)
Balance at October 31, 2024	$13	$—	$13

Total restructuring expense since inception of all plans			$122

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities. The aggregate restructuring liability of $13 million at October 31, 2024, was recorded in other accrued liabilities on the consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plans are shown below:

	Years Ended
	October 31,
	2024	2023
	(in millions)
Cost of products and services	$13	$11
Research and development	21	6
Selling, general and administrative	42	29
Total restructuring costs	$76	$46

Fiscal Year 2024 Plan ("FY24 Plan")

In the third quarter of fiscal year 2024, we initiated a new restructuring plan designed to further reduce costs and expenses in response to current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 500 regular employees, representing approximately 3 percent of our global workforce.

In connection with the FY24 Plan, we have recorded restructuring expenses of $72 million in fiscal year 2024. The costs associated with this workforce reduction include severance, accelerated share-based compensation expense and other personnel-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the end of the second quarter of fiscal year 2025. When completed, the restructuring program is expected to result in the reduction of approximately $100 million in annual cost of sales and operating expenses over our three business segments.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2023	$—
Income statement expense	72
Non-cash settlements	(7)
Cash payments	(54)
Balance at October 31, 2024	$11

Total restructuring expense since inception of FY24 Plan	$72

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions.

Fiscal Year 2023 Plan ("FY23 Plan")

In the fourth quarter of fiscal year 2023, we initiated the restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with the FY23 Plan, we recorded restructuring expenses of $4 million in 2024 and $46 million, in 2023. The restructuring plan expenses include severance, accelerated share-based compensation expense and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in 2024, we expect to substantially complete the remaining restructuring activities by the end of the first quarter of fiscal year 2025. When completed, the restructuring program is expected to result in the reduction of approximately $80 million in annual cost of sales and operating expenses over our three business segments.

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Non-cash settlements	(1)	(8)	(9)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	3	1	4
Non-cash settlements	—	(1)	(1)
Cash payments	(32)	(5)	(37)
Balance at October 31, 2024	$2	$—	$2

Total restructuring expense since inception of the FY23 Plan			$50

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements had no overall impact on revenue growth in the year ended October 31, 2024 when compared to the same period last year. Foreign currency movements for the year ended October 31, 2023, had an overall unfavorable impact on revenue of 2 percentage points when compared to 2022. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
	(in millions)
Net revenue:
Products	$4,672	$5,051	$5,187	(7)%	(3)%
Services and other	$1,838	$1,782	$1,661	3%	7%
Total net revenue	$6,510	$6,833	$6,848	(5)%	—

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
% of total net revenue:
Products	72%	74%	76%	(2) ppts.	(2) ppts.
Services and other	28%	26%	24%	2 ppts.	2 ppts.
Total	100%	100%	100%

Agilent's net revenue of $6,510 million for the year ended October 31, 2024, decreased 5 percent when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, net revenue declined in our life sciences and applied markets and diagnostics and genomics segments, mostly in the pharmaceutical market, due primarily to the overall pressures on our customers' capital expenditure spending which continued in 2024. Revenue declines were partially offset by revenue growth in our Agilent CrossLab segment. Agilent's net revenue of $6,833 million was slightly down in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, net revenue declined in our life sciences and applied markets segment in the pharmaceutical market and in the Asia Pacific region primarily related to weaker demand in China and an overall pressure on our customers' capital expenditures compared to the same period last year. The net revenue decline was partially offset by revenue growth from our other segments primarily in Agilent CrossLab.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Revenue from products decreased 7 percent for the year ended October 31, 2024, when compared to 2023. The product revenue decline was primarily driven by decreases in our liquid chromatography, mass spectrometry, cell analysis and nucleic acid solutions businesses partially offset by increases in our consumables and pathology businesses when compared to 2023. Overall, product revenue declined due to our customers' continued capital expenditure pressures and mostly impacted the pharmaceutical market within our life sciences and applied markets and diagnostics and genomics segments.

Revenue from products decreased 3 percent for the year ended October 31, 2023, when compared to 2022. The decrease in product revenue in the year ended October 31, 2023, was primarily due to significant declines in our mass spectrometry, genomics, gas chromatography and cell analysis businesses partially offset by strong growth in our nucleic acid solutions and pathology businesses, and modest growth in our spectroscopy business. Overall, product revenue declined due to our customers' capital expenditure pressures and mostly impacted the pharmaceutical market within our life sciences and applied markets segment.

Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services, and consulting services related to the companion diagnostics and nucleic acid solutions businesses. Services and other revenue increased 3 percent in 2024 as compared to 2023. Services and other revenue reflected strong growth from contract repair and preventative maintenance services partly offset by declines in installation services related to the decline of the product revenues.

Services and other revenue increased 7 percent in 2023 as compared to 2022. Service revenue increases reflected strong growth from contract repair services, consultative services, per incident repair and maintenance services, and relocation services in all key end markets.

Net Revenue By Segment

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
	(in millions)
Net revenue by segment:
Life sciences and applied markets	$3,215	$3,510	$3,630	(8)%	(3)%
Diagnostics and genomics	$1,651	$1,755	$1,766	(6)%	(1)%
Agilent CrossLab	$1,644	$1,568	$1,452	5%	8%
Total net revenue	$6,510	$6,833	$6,848	(5)%	—

Revenue in the life sciences and applied markets business decreased 8 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, revenue declined in all of our end markets. We saw a significant decline in revenue in the pharmaceutical, chemical and advanced materials, food and academia and government markets when compared to 2023. Revenue in the life sciences and applied markets business decreased 3 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, we saw a significant decline in revenue in the pharmaceutical and the diagnostics and clinical markets partially offset by strong growth in the academia and government market when compared to 2022.

Revenue in the diagnostics and genomics business decreased 6 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. In 2024, we saw a significant decline in revenue in the pharmaceutical market due to lower sales in our nucleic acid solutions, cell analysis and genomics businesses when compared to 2023. Revenue in the diagnostics and genomics business decreased 1 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Revenue declined in the academia and government and pharmaceutical markets partially offset by revenue growth in the diagnostics and clinical market when compared to 2022.

Revenue in the Agilent CrossLab business increased 5 percent in 2024 when compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, we saw revenue growth across all of our end markets led by strong revenue growth in the pharmaceutical, diagnostics and clinical and environmental and forensics markets when compared to 2023. Revenue generated by Agilent CrossLab increased 8 percent in 2023 when compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. For the year ended October 31, 2023, we saw revenue growth across all of our end markets led by strong revenue growth in the pharmaceutical, academia and government, diagnostics and clinical and chemical and advanced materials markets when compared to 2022.

Costs and Expenses

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
(in millions, except margin data)
Gross margin on products	56.7%	51.9%	56.8%	5 ppts.	(5) ppts.
Gross margin on services and other	48.3%	47.3%	46.8%	1 ppt.	1 ppt.
Total gross margin	54.3%	50.7%	54.4%	4 ppts.	(4) ppts.
Research and development	$479	$481	$467	—	3%
Selling, general and administrative	$1,568	$1,634	$1,637	(4)%	—
Operating margin	22.9%	19.8%	23.6%	3 ppts.	(4) ppts.

Total gross margin for the year ended October 31, 2024 increased 4 percentage points when compared to 2023. Total gross margin as well as gross margin on products for 2024 improved from the prior year as 2023 had asset impairment charges of $253 million primarily related to the exit of our Resolution Bioscience business. In addition, total gross margin was favorably impacted by targeted price increases, lower shipping costs and intangible amortization expense partially offset by lower sales volume, higher share-based compensation expense, higher wages and restructuring charges. Total gross margin for the year ended October 31, 2023 decreased 4 percentage points when compared to 2022. Total gross margin as well as gross margin on products for the year ended October 31, 2023 was significantly impacted by asset impairment charges of $253 million primarily related to the exit of our Resolution Bioscience business. Excluding these asset impairment charges, total gross margin for the year ended October 31, 2023 was relatively flat when compared to 2022. Total gross margin was also impacted by targeted price increases, lower shipping and logistics costs, variable pay expenses and intangible amortization expense offset by the unfavorable impact of currency movements, higher wages, restructuring and other related costs and inventory charges.

Gross inventory charges were $45 million in 2024, $40 million in 2023 and $24 million in 2022. Sales of previously written down inventory were $16 million in 2024, $9 million in 2023 and $11 million in 2022.

 Research and development expenses for the year ended October 31, 2024 were flat when compared to 2023. Research and development expenses slightly decreased due to lower salary expense related to workforce reduction activities mostly offset by restructuring charges and an impairment of in-process research and development when compared to 2023. Research and development expenses for the year ended October 31, 2023 increased 3 percent when compared to 2022. Research and development expenses increased due to higher wages, program costs in our life sciences and applied markets and diagnostics and genomics businesses and restructuring and other related costs partially offset by the lower variable pay expenses and favorable impact of currency movements.

Selling, general and administrative expenses decreased 4 percent in 2024 when compared to 2023. Selling, general and administrative expenses decreased due to lower intangible amortization expenses, transformational initiatives, advertising expenses, variable pay and salary expense related to workforce reduction activities partially offset by higher restructuring charges and share-based compensation expense. Selling, general and administrative expenses were flat in 2023 compared to 2022. Selling, general and administrative expenses in 2022 included a decrease in expenses of $25 million related to the change in the fair value of contingent consideration. Excluding this amount, selling, general and administrative expenses decreased 2 percent when compared to 2022. The decrease was due to lower variable pay, intangible amortization expense, sales commissions and the favorable impact of currency movements partially offset by higher wages, restructuring and other related costs and asset impairment charges primarily related to the exit of our Resolution Bioscience business.

Total operating margin for the year ended October 31, 2024 increased 3 percentage points when compared to 2023. Total operating margin for the year ended October 31, 2024 increased mostly due to lower impairment charges in 2024 compared to 2023 partially offset by restructuring charges. Total operating margin for the year ended October 31, 2023, decreased 4 percentage points when compared to 2022. Total operating margin for the year ended October 31, 2023 decreased mainly due to asset impairment charges primarily related to the exit of our Resolution Bioscience business and restructuring and other related costs.

Interest income for the years ended October 31, 2024, 2023 and 2022 was $80 million, $51 million and $9 million, respectively. The increase in interest income in 2024 and 2023 was primarily due to higher cash balances and increases in interest rates related to our cash and cash equivalents.

Interest expense for the years ended October 31, 2024, 2023 and 2022 was $96 million, $95 million and $84 million, respectively, and primarily relates to the interest charged on our senior notes, term loan, credit facilities, commercial paper and the amortization of the deferred loss recorded upon termination of the forward starting interest rate swap contracts partially offset by the amortization of deferred gains recorded upon termination of interest rate swap contracts. The increase in interest expense from 2022 is primarily related to higher interest rates on short-term commercial paper and the variable rate on the term loan facility.

Our headcount was approximately 17,900 at October 31, 2024 and 18,100 at October 31, 2023.

Other income (expense), net

For the year ended October 31, 2024, other income (expense), net of $49 million income includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss) and $12 million income related to the provision of site service costs to, and lease income from, Keysight Technologies, Inc. ("Keysight"). The costs associated with these services are reported within income from operations. Other income (expense), net also includes $25 million income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss, prior service credits and settlement loss).

For the year ended October 31, 2023, other income (expense), net of $33 million income includes $43 million income related to the net gain on the divestiture of our Resolution Bioscience business and $12 million income related to the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Other income (expense), net also includes $10 million income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss, prior service credits and settlement loss) partially offset by the net loss on the fair value of equity securities of approximately $41 million.

For the year ended October 31, 2022, other income (expense), net of $39 million expense includes the net loss on the fair value of equity securities of approximately $67 million and a $9 million loss on extinguishment of debt partially offset by income of $25 million income related to the defined benefit retirement and post-retirement benefit plans and $11 million related to the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations.

Income Taxes

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Provision (benefit) for income taxes	$232	$99	$250

For 2024, our income tax expense was $232 million with an effective tax rate of 15.3 percent. For the year ended October 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $47 million related to foreign-derived intangible income.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $84 million, $54 million, and $53 million in 2024, 2023, and 2022, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.29, $0.18, and $0.18 in 2024, 2023 and 2022, respectively.

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

Segment Overview

In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continued to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continued to comprise a reportable segment. All historical financial segment information has been recast to conform to this new presentation in our consolidated financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment.

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

Net Revenue

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
	(in millions)
Net revenue	$3,215	$3,510	$3,630	(8)%	(3)%

Life sciences and applied markets business revenue in 2024 decreased 8 percent compared to 2023. Foreign currency movements had no overall impact on revenue growth in 2024 when compared to the same period last year. Geographically, revenue decreased 9 percent in the Americas with no currency impact, decreased 5 percent in Europe with a 1 percentage point favorable currency impact and decreased 10 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. The revenue decline in the Americas was driven by weakness in our liquid chromatography, liquid chromatography mass spectrometry, gas chromatography mass spectrometry and gas chromatography businesses partially offset by strength in the consumables business when compared to 2023. The revenue decline in Europe was driven by weakness in our liquid chromatography, gas chromatography, automation and gas chromatography mass spectrometry businesses partially offset by strength in the consumables business when compared to 2023. The revenue decline in Asia Pacific was driven by lower demand in China within our liquid chromatography, liquid chromatography mass spectrometry, gas chromatography mass spectrometry and spectroscopy businesses when compared to 2023.

All end market revenue declined in 2024. Revenue in the pharmaceutical market declined significantly due to weakness in our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography businesses when compared to 2023. Revenue in the chemicals and advanced materials market declined significantly due to weakness in our liquid chromatography, gas chromatography and liquid chromatography mass spectrometry businesses partially offset by strength in our consumables business when compared to 2023. Revenue in the food market declined significantly due to weakness in our liquid chromatography, gas chromatography mass spectrometry and spectroscopy businesses partially offset by strength in our consumables business when compared to 2023. Revenue in the academia and government market declined significantly due to weakness in our liquid chromatography and liquid chromatography mass spectrometry businesses when compared to 2023.

Life sciences and applied markets business revenue in 2023 decreased 3 percent compared to 2022. Foreign currency movements for 2023 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to 2022. Geographically, revenue decreased 1 percent in the Americas with no currency impact, increased 1 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 7 percent in Asia Pacific with a 3 percentage point unfavorable currency impact. The revenue decline in the Americas was driven by weakness in our liquid chromatography mass spectrometry and liquid chromatography businesses partially offset by strength in the consumables business when compared to 2022. The revenue growth in Europe was driven by strength in our liquid chromatography business partially offset by weakness in the liquid chromatography mass spectrometry business when compared to 2022. The revenue decline in Asia Pacific was driven by China with weakness in our liquid chromatography, gas chromatography and gas chromatography mass spectrometry businesses partially offset by strength in the spectroscopy business when compared to 2022.

End market revenue performance in 2023 was mixed as the pharmaceutical and diagnostics and clinical markets declined significantly, environmental and forensics market declined modestly, chemicals and advance materials and food markets remained relatively flat while the academia and government market delivered strong growth when compared to 2022. Revenue decline in the pharmaceutical market was driven by weakness in our liquid chromatography, liquid chromatography mass spectrometry and gas chromatography businesses when compared to 2022. Revenue decline in the diagnostics and clinical market was driven by weakness in our liquid chromatography mass spectrometry business partially offset by strength in our consumables business when compared to 2022. Revenue decline in the environmental and forensics market was driven by weakness in our gas chromatography and spectroscopy businesses partially offset by strength in our liquid chromatography business when compared to 2022. Revenue growth in the academia and government end market was mainly driven by strength in the liquid chromatography, spectroscopy, gas chromatography and liquid chromatography mass spectrometry businesses when compared to 2022.

Looking forward, we anticipate continued and steady market recovery and are optimistic about our long-term growth opportunities in the life sciences and applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our applications and solutions portfolio.

Gross Margin and Operating Margin

The following table shows the life sciences and applied markets business' margins, expenses and income from operations for 2024 versus 2023, and 2023 versus 2022.

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
(in millions, except margin data)
Total gross margin	59.7%	60.3%	60.1%	(1) ppt.	—
Research and development	$255	$262	$257	(3)%	2%
Selling, general and administrative	$788	$805	$829	(2)%	(3)%
Operating margin	27.3%	29.9%	30.2%	(3) ppts.	—
Income from operations	$877	$1,049	$1,097	(16)%	(4)%

Gross margin decreased 1 percentage point in 2024 compared to 2023. Gross margin was impacted by lower sales volume, unfavorable impact of currency movements and higher warranty costs which were partially offset by lower salary expense related to workforce reduction activities and shipping costs when compared to 2023. Gross margin was flat in 2023 compared to 2022. Gross margin was impacted by lower revenue, the unfavorable impact of currency movements, higher wages and warranty costs which were fully offset by targeted price increases, lower variable pay, logistics and materials cost.

Research and development expenses decreased 3 percent in 2024 when compared to 2023. Research and development expenses decreased due to lower salary expense related to workforce reduction activities, lower consumables costs and depreciation expenses partially offset by the unfavorable impact of currency movements when compared to 2023. Research and development expenses increased 2 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages and program investments in our software and informatics business partially offset by lower variable pay.

Selling, general and administrative expenses decreased 2 percent in 2024 compared to 2023. Selling, general and administrative expenses decreased due to lower salary expense related to workforce reduction activities, variable pay and marketing costs when compared to 2023. Selling, general and administrative expenses decreased 3 percent in 2023 compared to 2022. Selling, general and administrative expenses decreased due to lower variable pay, sales commissions, and marketing expenses, and the favorable impact of currency movements when compared to 2022.

Operating margin decreased 3 percentage points in 2024 compared to 2023. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower salary expense related to workforce reduction activities, and shipping costs when compared to 2023. Operating margin was flat in 2023 compared to 2022. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements offset by lower variable pay and logistics costs.

Income from Operations

Income from operations in 2024 decreased by $172 million or 16 percent when compared to 2023 on a revenue decrease of $295 million. Income from operations in 2023 decreased by $48 million or 4 percent when compared to 2022 on a revenue decrease of $120 million.

Diagnostics and Genomics

Our diagnostics and genomics business includes the cell analysis, advanced manufacturing partnerships contract manufacturing and research and development, pathology, companion diagnostics, reagent partnership, genomics and biomolecular analysis businesses.

Our diagnostics and genomics business is comprised of seven areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Second, our advanced manufacturing partnerships business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Together, our BIOVECTRA and nucleic acid solutions businesses offer a broad range of contract and development manufacturing services to our customers. They provide clinical-to-commercial scale production capabilities focused mainly on mRNA manufacturing. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics ("IVD") manufacturers, biotechnology and pharmaceutical companies. Sixth, our genomics business includes arrays and next generation sequencing ("NGS"). This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

Net Revenue

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
	(in millions)
Net revenue	$1,651	$1,755	$1,766	(6)%	(1)%

Diagnostics and genomics business revenue decreased 6 percent in 2024 compared to 2023. Foreign currency movements for 2024 had no overall impact on revenue growth when compared to the same period last year. Geographically, revenue decreased 10 percent in the Americas with no currency impact, increased 4 percent in Europe with a 1 percentage point favorable currency impact and decreased 11 percent in Asia Pacific with a 2 percentage point unfavorable currency impact. The revenue decline in the Americas was primarily driven by our cell analysis, genomics and nucleic acid solutions businesses. Revenue increased in Europe due to strong performance in our pathology, genomics and biomolecular analysis businesses partially offset by a decline in our cell analysis business. The revenue decline in Asia Pacific was driven by our cell analysis business partially offset by increased revenue in our pathology business.

In 2024, revenue performance in the pharmaceutical market declined significantly due to our cell analysis business which was impacted by the continuing slow availability of the customer capital budgets and by unfavorable mix in our nucleic acid solutions business when compared to the same period last year. We also saw a modest revenue increase in the diagnostics and clinical markets primarily from our pathology business which was partially offset by a decline in our genomics business. Revenue in the academia and government markets declined due to our cell analysis business.

Diagnostics and genomics business revenue in 2023 decreased 1 percent compared to 2022. Foreign currency movements had an overall unfavorable impact on revenue growth of 2 percentage points in 2023 when compared to 2022. Geographically, revenue decreased 1 percent in the Americas with no currency impact, increased 3 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 6 percent in Asia Pacific with a 5 percentage point unfavorable currency impact. The decrease in the Americas was driven by a decline in our genomics and cell analysis businesses which was partially offset by strong growth in our nucleic acid solutions, reagent partnership and pathology businesses. The increase in Europe was driven by growth in our pathology, reagent partnership and cell analysis businesses. The revenue decline in Asia Pacific was driven by our biomolecular analysis and genomics businesses and an overall weakness in China.

In 2023, the decline in revenue in the pharmaceutical market was led by our cell analysis, biomolecular analysis and genomics businesses which was partially offset by strong revenue growth in our nucleic acid solutions business. We saw moderate revenue growth in the diagnostics and clinical markets led by our pathology, reagent partnership and cell analysis businesses when compared to 2022. Revenue in the academia and government markets declined due to softness in our cell analysis and genomics businesses.

Looking forward, despite the challenging market conditions, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We remain positive about our growth in our end markets as our product portfolio around OMNIS and PD-L1 assays continues to gain strength with our customers in clinical oncology applications, and our next generation sequencing related solutions continue to be adopted. Market demand in the advanced manufacturing partnerships business related to therapeutic oligo programs continues, and we are well positioned to serve more of the market demand. We will also continue to invest in research and development and seek to expand our position in developing countries and emerging markets.

Gross Margin and Operating Margin

The following table shows the diagnostics and genomics business' margins, expenses and income from operations for 2024 versus 2023, and 2023 versus 2022.

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
(in millions, except margin data)
Total gross margin	52.4%	53.4%	55.0%	(1) ppt.	(2) ppts.
Research and development	$161	$177	$174	(9)%	2%
Selling, general and administrative	$385	$397	$407	(3)%	(3)%
Operating margin	19.4%	20.7%	22.1%	(1) ppt.	(1) ppt.
Income from operations	$320	$363	$390	(12)%	(7)%

Gross margin decreased 1 percentage point in 2024 when compared to 2023. Gross margin was impacted by lower sales volume and higher infrastructure costs which were partially offset by lower salary expense related to workforce reduction activities and expenses attributed to business exit activities. Gross margin decreased 2 percentage points in 2023 when compared to 2022. Gross margin decreased due to volume decline in our cell analysis and genomics businesses resulting in unfavorable business mix. Gross margin was also impacted by the unfavorable impact of currency movements, higher wages and infrastructure costs partially offset by lower variable pay.

Research and development expenses decreased 9 percent in 2024 when compared to 2023. Research and development expenses decreased primarily due to lower expenses attributed to business exit activities and salary expenses related to workforce reduction activities. Research and development expenses increased 2 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages, additional expenses related to a recent acquisition and higher infrastructure costs.

Selling, general and administrative expenses decreased 3 percent in 2024 when compared to 2023. Selling, general and administrative expenses decreased due to lower expenses attributed to business exit activities and lower salary expense related to workforce reduction activities partially offset by higher infrastructure costs. Selling, general and administrative expenses decreased 3 percent in 2023 when compared to 2022. Selling, general and administrative expenses decreased due to lower variable pay, the favorable impact of currency movements and lower infrastructure costs.

Operating margin decreased 1 percentage point in 2024 when compared to 2023. Operating margin decreased due to lower revenue, higher infrastructure costs and higher wages partially offset by lower salary expense related to workforce reduction activities and expenses attributed to business exit activities. Operating margin decreased 1 percentage point in 2023 when compared to 2022. The decrease in operating margin resulted from lower gross margins, the unfavorable impact of currency movements and additional costs related to a recent acquisition partially offset by lower variable pay.

Income from Operations

Income from operations in 2024 decreased by $43 million or 12 percent when compared to 2023 on a revenue decrease of $104 million. Income from operations in 2023 decreased by $27 million or 7 percent when compared to 2022 on a revenue decrease of $11 million.

Agilent CrossLab

The Agilent CrossLab business spans the entire lab with its extensive services portfolio, which is designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and regardless of instrument manufacturer. The services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements.

Net Revenue

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
	(in millions)
Total net revenue	$1,644	$1,568	$1,452	5%	8%

Agilent CrossLab business revenue increased 5 percent in 2024 when compared to 2023. Foreign currency movements for 2024 had no overall impact on revenue growth when compared to 2023. Geographically, revenue increased 6 percent in the Americas with no currency impact, increased 8 percent in Europe with a 2 percentage point favorable currency impact and was flat in Asia Pacific with a 2 percentage point unfavorable currency impact. During the year ended October 31, 2024, revenue in all three regions reflected consistent high demand for repair and maintenance services across the entire portfolio. In Americas and Europe, revenue growth was partially offset by weakness in installation revenue. In the Asia Pacific region the weakness in installation revenue offset the revenue growth seen from repair and maintenance services.

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

In 2024, we saw strong revenue growth in the environmental and forensics, diagnostics and clinical and pharmaceutical markets, mainly driven by our spectroscopy, gas chromatography and liquid chromatography businesses, when compared to the same period last year. In 2023, we saw strong revenue growth in the pharmaceutical, academia and government, diagnostics and clinical and chemical and advanced materials markets, mainly driven by our spectroscopy, liquid and gas chromatography mass spectrometry and liquid chromatography businesses when compared to the same period the previous year.

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

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab business' margins, expenses and income from operations for 2024 versus 2023 and 2023 versus 2022.

	Years Ended October 31,			2024 over 2023 Change	2023 over 2022 Change
	2024	2023	2022
(in millions, except margin data)
Total gross margin	50.9%	49.3%	47.6%	2 ppts.	2 ppts.
Research and development	$33	$33	$32	(1)%	2%
Selling, general and administrative	$281	$276	$288	2%	(4)%
Operating margin	31.9%	29.5%	25.5%	2 ppts.	4 ppts.
Income from operations	$524	$463	$370	13%	25%

Gross margin increased 2 percentage points in 2024 when compared to 2023. Gross margin was impacted by targeted price increases and well-controlled variable service delivery costs, offset by higher wages. Gross margin increased 2 percentage points in 2023 when compared to 2022. Gross margin was impacted by higher sales volume, targeted price increases and lower variable pay that improved margins, which were partially offset by higher wages, service delivery costs for logistics and parts and the unfavorable impact of currency movements.

Research and development expenses decreased 1 percent in 2024 when compared to 2023. Research and development expenses decreased due to lower salary expense related to workforce reduction activities. Research and development expenses increased 2 percent in 2023 when compared to 2022. Research and development expenses increased due to higher wages, partially offset by lower variable pay and the favorable impact of currency movements.

Selling, general and administrative expenses increased 2 percent in 2024 when compared to 2023. Selling, general and administrative expenses increased due to higher commissions partially offset by lower travel expenses and other discretionary spending and salary expense related to workforce reduction activities. Selling, general and administrative expenses decreased 4 percent in 2023 when compared to 2022. The decrease was primarily due to lower variable pay and a favorable impact of currency movements partially offset by higher wages.

Operating margin increased 2 percentage points in 2024 when compared to 2023. Operating margin increased mostly driven by targeted price increases, lower service delivery costs and salary expense related to workforce reduction activities. Operating margin increased 4 percentage points in 2023 when compared to 2022. Operating margin increased mostly due to higher sales volume, targeted price increases and lower variable pay that improved margins in addition to a reduction in expenses.

Income from Operations

Income from operations in 2024 increased by $61 million or 13 percent when compared to 2023 on a revenue increase of $76 million. Income from operations in 2023 increased by $93 million or 25 percent when compared to 2022 on a revenue increase of $116 million.

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

Our financial position as of October 31, 2024 consisted of cash and cash equivalents of $1,329 million as compared to $1,590 million as of October 31, 2023.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,751 million in 2024 compared to net cash provided of $1,772 million in 2023 and net cash provided of $1,312 million in 2022. Net cash paid for income taxes was approximately $314 million in 2024 compared to income taxes paid of $199 million in 2023 and $279 million, in 2022. For the years ended October 31, 2024, 2023 and 2022, other assets and liabilities used cash of $49 million, provided cash of $47 million and used cash of $8 million, respectively.

In 2024, accounts receivable provided cash of $7 million, compared to cash provided of $132 million in 2023, and cash used of $321 million in 2022. Days' sales outstanding as of October 31, were 70 days in 2024, 69 days in 2023 and 68 days in 2022. In 2024, the decrease in cash provided by accounts receivable was primarily due to lower collectible sales compared to 2023. In 2023 cash provided in accounts receivable was driven by stronger collections compared to 2022. The change in accounts payable provided cash of $103 million in 2024, used cash of $171 million in 2023 and provided cash of $121 million in 2022. In 2024 the change was mainly due to less expenditures for direct materials as we continued optimizing our inventory levels and to timing of payments. Cash provided by inventory was $34 million in 2024 compared to cash used of $33 million in 2023 and cash used of $248 million in 2022. Inventory days on-hand decreased to 111 days in 2024 compared to 120 days in 2023 and 112 days in 2022.

The employee compensation and benefits liability used cash of $12 million in 2024 compared to cash used of $91 million in 2023 and cash used of $22 million in 2022. In 2024, the change was largely due to a decrease in variable and incentive pay compared to 2023. In 2023, the change was largely due to a lower accrual for variable pay compared to 2022. We paid approximately $105 million in 2024 under our variable and incentive pay programs compared to $185 million in 2023 and $201 million in 2022.

We made no contributions to our U.S defined benefit plans in 2024, 2023 and 2022. We contributed $20 million in 2024 and $21 million in 2023 and $17 million in 2022 to our non-U.S. defined benefit plans, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2024, 2023 and 2022. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2025. We expect to contribute $19 million to our non-U.S. defined benefit plans during 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,258 million in 2024 compared to net cash used of $310 million in 2023 and net cash used of $338 million in 2022.

Investments in property, plant and equipment were $378 million in 2024, $298 million in 2023 and $291 million in 2022. Our anticipated capital expenditures for fiscal year 2025 will be approximately $450 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

In 2024, we invested $862 million primarily for our acquisition of BIOVECTRA and one other acquisition compared to $51 million for two acquisitions in 2023 and $52 million for our acquisition of Polymer Standards Service and advanced artificial intelligence technology in 2022. In 2023, proceeds from the divestiture of our Resolution Bioscience business were $50 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $752 million in 2024 compared to net cash used of $930 million in 2023 and net cash used of $1,372 million in 2022. Net cash from financing activities consisted primarily of cash flows associated with the issuances and repurchases of common stock, payments of cash dividends, borrowings and repayments under credit facilities and commercial paper, issuances and repayments of long term debt and payments of contingent consideration.

Treasury Stock Repurchases. In 2024, we repurchased and retired 8.4 million shares for $1,150 million, excluding excise tax liability of approximately $10 million compared to repurchases in 2023 of 4.6 million shares for $575 million, excluding excise tax liability of approximately $3 million which was paid in 2024 and 8.4 million shares for $1,139 million, in 2022.

The activity of our repurchases and remaining authorization by repurchase program follows:

	2024		2023		2022		Remaining
	Shares	Cost	Shares	Cost	Shares	Cost	Authorization
Repurchase Program	(in millions)
2021 Repurchase program	—	$—	0.7	$99	8.4	$1,139	$—
2023 Repurchase program	8.4	1,150	3.9	476	—	—	$374
2024 Repurchase program	—	—	—	—	—	—	$2,000
Total	8.4	$1,150	4.6	$575	8.4	$1,139

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

Dividends. For the years ended October 31, 2024, 2023 and 2022, cash dividends of $274 million, $265 million and $250 million were paid on the company's outstanding common stock, respectively.

On November 20, 2024, we declared a quarterly dividend of $0.248 per share of common stock, or approximately $71 million which will be paid on January 22, 2025 to shareholders of record as of the close of business on December 31, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Short-term Debt

Credit Facilities. On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. During 2024, we made no borrowings or repayments under these credit facilities compared to $360 million borrowed and repaid in 2023 and no borrowings or repayments in 2022.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During 2024, we borrowed and repaid $215 million under this credit facility compared to $61 million borrowed and repaid in 2023. As of October 31, 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the year ended October 31, 2024.

Commercial Paper. Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During 2024, we borrowed $1.19 billion and repaid $1.15 billion compared to $1.67 billion borrowed and $1.70 billion repaid in 2023, and $1.29 billion borrowed and $1.26 billion repaid in 2022. As of October 31, 2024, we had $40 million borrowings outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 4.92 percent.

Other Loans. In September 2024, we completed the BIOVECTRA acquisition and assumed two interest-free loans from the Strategic Innovation Fund ("SIF") in the amount of $20 million with $2 million recorded at fair value in short-term debt. The loans are repayable in quarterly and yearly installments at a weighted average imputed interest rate of 4.7 percent. In addition, we assumed two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”) in the amount of $4 million with $3 million recorded at fair value in short-term debt. The loans are repayable in monthly installments at a weighted average imputed interest rate of 4.5 percent.

Long-term Debt

In 2024, proceeds from the issuance of long-term debt of $1,197 million related to the issuance of our 2027 and 2034 senior notes. Repayments of long-term debt of $600 million related to the full payment of the outstanding principal amount of our term loan. In 2022, we used the proceeds of $600 million from the term loan facility and repaid the $600 million outstanding aggregate principal amount of our 3.875% 2023 senior notes. The total redemption price of approximately $609 million was computed in accordance with the terms of the 2023 senior notes as the present value of the remaining scheduled payments of principal and unpaid interest on the notes being redeemed. In addition, $7 million of accrued interest, up to but not including the applicable redemption date, was paid.

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. As of October 31, 2024, the term loan facility was terminated.

Other Loans. In September 2024, we completed the BIOVECTRA acquisition and assumed two interest-free loans from the Strategic Innovation Fund ("SIF") in the amount of $20 million with $18 million recorded at fair value in long-term debt. The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we assumed two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”) in the amount of $4 million with $1 million recorded at fair value in long-term debt. The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent.

Senior Notes. All outstanding senior notes listed below are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

Senior Notes	Year Issued	Principal Amount ($M)	Interest Rate	Interest payable	Maturity Date
2026 Senior Notes	2016	$300	3.05%	semi-annually	September, 2026
2027 Senior Notes	2024	$600	4.20%	semi-annually	September, 2027
2029 Senior Notes	2019	$500	2.75%	semi-annually	September, 2029
2030 Senior Notes	2020	$500	2.10%	semi-annually	June, 2030
2031 Senior Notes	2021	$850	2.30%	semi-annually	March, 2031
2034 Senior Notes	2024	$600	4.75%	semi-annually	September, 2034

Contingent Consideration Payment. During the year ended October 31, 2023, we paid a total of $72 million in contingent consideration payments, of which $4 million is included as an outflow in cash from operations. We paid $65 million related to the achievement of a certain technical milestone associated with our acquisition of Resolution Bioscience and $7 million related to other acquisitions.

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

The following table summarizes our total contractual obligations at October 31, 2024, for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Commitments to contract manufacturers and suppliers	$601	$40	$—	$—
Other purchase commitments	128	8	—	—
Total	$729	$48	$—	$—

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

Other Purchase Commitments. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $136 million.

We had no material off-balance sheet arrangements as of October 31, 2024, or October 31, 2023.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2024 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$—	$900	$500	$1,950
Other loans - BIOVECTRA	5	8	4	7
Commercial paper	40	—	—	—
Interest expense	107	276	131	124
Transition tax	41	51	—	—
Operating leases	48	66	34	65
Total	$241	$1,301	$669	$2,146

Other long-term liabilities as of October 31, 2024 and October 31, 2023 include $115 million and $162 million, respectively, related to long-term income tax liabilities. Of these amounts, $64 million and $68 million related to uncertain tax positions as of October 31, 2024 and October 31, 2023, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of October 31, 2024, the remaining $51 million included in other long-term liabilities relates to the U.S. transition tax payment which is due within the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 48 percent of our revenue in 2024, 52 percent of our revenue in 2023 and 56 percent of our revenue in 2022 was generated in U.S. dollars. Foreign currency movements had no overall impact on revenue growth in the year ended October 31, 2024. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2024 and 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2024 and 2023, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded BIOVECTRA from its assessment of internal control over financial reporting as of October 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded BIOVECTRA from our audit of internal control over financial reporting. BIOVECTRA is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2024.

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

Acquisition of BIOVECTRA – Valuation of Certain Customer Relationships

As described in Notes 1, 3 and 11 to the consolidated financial statements, on September 20, 2024, the Company acquired 100 percent of the stock of BIOVECTRA for total consideration paid of $915 million in cash. As of October 31, 2024, gross carrying amount of customer relationships includes approximately $165 million related to BIOVECTRA which was valued by management using the multi-period excess earnings method under the income approach which values the customer relationships by discounting the direct cash flow expected to be generated by the customers. Of the customer relationships related to BIOVECTRA, the majority relates to certain customer relationships. Management’s determination of the fair value of customer relationships acquired involved significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of certain customer relationships acquired in the acquisition of BIOVECTRA is a critical audit matter are (i) the significant judgment by management when estimating the fair value of certain customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of certain customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of certain customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumption used by management related to revenue growth rates. Evaluating management’s assumption related to the revenue growth rates involved considering (i) the current performance of the BIOVECTRA business and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 19, 2024

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended October 31,
	2024	2023	2022
	(in millions, except per share data)
Net revenue:
Products	$4,672	$5,051	$5,187
Services and other	1,838	1,782	1,661
Total net revenue	6,510	6,833	6,848
Costs and expenses:
Cost of products	2,024	2,428	2,242
Cost of services and other	951	940	884
Total costs	2,975	3,368	3,126
Research and development	479	481	467
Selling, general and administrative	1,568	1,634	1,637
Total costs and expenses	5,022	5,483	5,230
Income from operations	1,488	1,350	1,618
Interest income	80	51	9
Interest expense	(96)	(95)	(84)
Other income (expense), net	49	33	(39)
Income before taxes	1,521	1,339	1,504
Provision for income taxes	232	99	250
Net income	$1,289	$1,240	$1,254

Net income per share:
Basic	$4.44	$4.22	$4.19
Diluted	$4.43	$4.19	$4.18

Weighted average shares used in computing net income per share:
Basic	290	294	299
Diluted	291	296	300

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2024	2023	2022

Net income	$1,289	$1,240	$1,254
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(2), $(1) and $13	(7)	(3)	43
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1), $0 and $(8)	(1)	—	(26)
Foreign currency translation, net of tax expense (benefit) of $3, $(1) and $(12)	(22)	34	(150)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $0, $(5) and $9	53	(10)	69
Change in net prior service benefit, net of tax expense (benefit) of $0, $0 and $0	(1)	(1)	(1)
Other comprehensive income (loss)	22	20	(65)
Total comprehensive income	$1,311	$1,260	$1,189

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET

	October 31,
	2024	2023
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,329	$1,590
Accounts receivable, net	1,324	1,291
Inventory	972	1,031
Other current assets	334	274
Total current assets	3,959	4,186
Property, plant and equipment, net	1,778	1,270
Goodwill	4,477	3,960
Other intangible assets, net	547	475
Long-term investments	175	164
Other assets	910	708
Total assets	$11,846	$10,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$540	$418
Employee compensation and benefits	368	371
Deferred revenue	544	505
Short-term debt	45	—
Other accrued liabilities	398	309
Total current liabilities	1,895	1,603
Long-term debt	3,345	2,735
Retirement and post-retirement benefits	130	103
Other long-term liabilities	578	477
Total liabilities	5,948	4,918
Commitments and contingencies (Note 18)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 285,193,011 shares at October 31, 2024 and 292,123,241 shares at October 31, 2023 issued and outstanding	3	3
Additional paid-in-capital	5,450	5,387
Retained earnings	750	782
Accumulated other comprehensive loss	(305)	(327)
Total stockholders' equity	5,898	5,845
Total liabilities and stockholders' equity	$11,846	$10,763
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$1,289	$1,240	$1,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	271	317
Share-based compensation	129	111	125
Deferred taxes expense (benefit)	(64)	(56)	8
Excess and obsolete inventory related charges	45	40	24
Net (gain) loss on equity securities	(6)	41	67
Asset impairment charges	19	277	—
Change in fair value of contingent consideration	—	1	(25)
Loss on extinguishment of debt	—	—	9
Net gain on divestiture of business	—	(43)	—
Other non-cash (income) expense, net	(1)	6	11
Changes in assets and liabilities:
Accounts receivable, net	7	132	(321)
Inventory	34	(33)	(248)
Accounts payable	103	(171)	121
Employee compensation and benefits	(12)	(91)	(22)
Other assets and liabilities	(49)	47	(8)
Net cash provided by operating activities	1,751	1,772	1,312
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(378)	(298)	(291)
Proceeds from the sale of equity securities	—	5	22
Payments to acquire equity securities	(5)	(8)	(13)
Proceeds from convertible note	—	4	—
Payment in exchange for convertible note	(13)	(12)	(4)
Proceeds from divestiture of business	—	50	—
Payments to acquire businesses and intangible assets, net of cash acquired	(862)	(51)	(52)
Net cash used in investing activities	(1,258)	(310)	(338)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	77	67	58
Payment of taxes related to net share settlement of equity awards	(30)	(54)	(67)
Payments for repurchase of common stock	(1,150)	(575)	(1,139)
Payment of excise taxes related to repurchases of common stock	(3)	—	—
Payment of dividends	(274)	(265)	(250)
Proceeds from issuance of long-term debt	1,197	—	600
Repayment of long-term debt	(600)	—	(609)
Payments of debt issuance costs	(9)	—	—
Net proceeds from (repayments of) short term debt	40	(35)	35
Payment for contingent consideration	—	(68)	—
Net cash used in financing activities	(752)	(930)	(1,372)
Effect of exchange rate movements	(2)	5	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	(261)	537	(434)
Cash, cash equivalents and restricted cash at beginning of year	1,593	1,056	1,490
Cash, cash equivalents and restricted cash at end of year	$1,332	$1,593	$1,056

Supplemental cash flow information:
Income tax payments, net of refunds received	$314	$199	$279
Interest payments, net of capitalized interest	$80	$89	$85
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$9	$4	$26
Excise tax on share repurchases, accrued but not paid	$10	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2021	302,208	$3	$5,320	$348	$(282)	$5,389
Components of comprehensive income, net of tax:
Net income	—	—	—	1,254	—	1,254
Other comprehensive income (loss)	—	—	—	—	(65)	(65)
Total comprehensive income						1,189
Cash dividends declared ($0.840 per common share)	—	—	—	(250)	—	(250)
Share-based awards issued, net of tax of $67	1,419	—	(9)	—	—	(9)
Repurchase of common stock	(8,368)	—	(111)	(1,028)	—	(1,139)
Share-based compensation	—	—	125	—	—	125
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	1,240	—	1,240
Other comprehensive income (loss)	—	—	—	—	20	20
Total comprehensive income						1,260
Cash dividends declared ($0.900 per common share)	—	—	—	(265)	—	(265)
Share-based awards issued, net of tax of $54	1,473	—	13	—	—	13
Repurchase of common stock, including excise taxes	(4,609)	—	(62)	(517)	—	(579)
Share-based compensation	—	—	111	—	—	111
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	1,289	—	1,289
Other comprehensive income (loss)	—	—	—	—	22	22
Total comprehensive income						1,311
Cash dividends declared ($0.944 per common share)	—	—	—	(274)	—	(274)
Share-based awards issued, net of tax of $30	1,473	—	47	—	—	47
Repurchase of common stock, including excise taxes	(8,403)	—	(113)	(1,047)	—	(1,160)
Share-based compensation	—	—	129	—	—	129
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898

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

New Segment Structure. In the first quarter of fiscal year 2024, we announced a change in our operating segments to move our cell analysis business from our life sciences and applied markets segment to our diagnostics and genomics operating segment in order to further strengthen growth opportunities for both organizations. Following this reorganization, we continue to have three business segments comprised of life sciences and applied markets, diagnostics and genomics and Agilent CrossLab, each of which continues to comprise a reportable segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2024. All historical financial segment information has been recast to conform to this new presentation in our consolidated financial statements and accompanying notes. There was no change to our Agilent CrossLab business segment.

Acquisition of BIOVECTRA. On September 20, 2024, we acquired 100 percent of the stock of BIOVECTRA for total consideration of $915 million in cash. The acquisition expands our contract development and manufacturing organization. As a result of the acquisition, BIOVECTRA became a wholly-owned subsidiary of Agilent. The acquisition has been accounted for in accordance with the authoritative accounting guidance, and the results of BIOVECTRA are included in Agilent's consolidated financial statements from the date of acquisition.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Advertising.  Advertising costs are generally expensed as incurred and amounted to $49 million in 2024, $54 million in 2023 and $66 million in 2022.

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

As of October 31, 2024, approximately $1,313 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify equity investments as short-term investments based on their nature and our intent and ability to exit within a year or less. As of October 31, 2024, we had no short-term investments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

	October 31,
	2024	2023	2022
	(in millions)
Cash and cash equivalents	$1,329	$1,590	$1,053
Restricted cash included in other assets	3	3	3
Total cash, cash equivalents and restricted cash	$1,332	$1,593	$1,056

Accounts Receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2024 and 2023 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount, and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2024, or 2023.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

A portion of our revenue relates to lease arrangements where Agilent is the lessor. Standalone lease arrangements are outside the scope of Accounting Standard Codification ("ASC") Topic 606, Revenue Contracts with Customers, and are therefore accounted for in accordance with ASC Topic 842, Leases. Each of these contracts is evaluated as a lease arrangement, either as an operating lease or a sales-type finance lease using the current lease classification guidance. In a lease arrangement that is a multiple-element arrangement, the revenue associated with the lease component is treated under the lease accounting standard ASC 842, whereas the revenue associated with the non-lease component is recognized in accordance with the ASC 606 revenue standard.

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

Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Specifically, our determination of the fair value of the developed product technology and IPR&D acquired involve significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involved significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the trade name acquired involved the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. We value backlog using the discounted cash flows based on the estimated revenue from pending orders. We value license agreements based on the expected future cash receipts from license agreements, discounted to present value over the term of the agreement. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. Actual results could differ materially from these estimates.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amount by which a reporting unit's carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. We aggregate components of an operating segment that have similar economic characteristics into our reporting units.

In fiscal year 2024, in connection with the change in our segment reporting, we assessed goodwill impairment for our three reporting units which consisted of our three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a quantitative test for goodwill impairment of the three reporting units as of November 1, 2023, due to the change in our segment structure. As of November 1, 2023, there was no impairment of goodwill.

In fiscal year 2024, we assessed goodwill impairment for our three reporting units which consisted of three segments: life sciences and applied markets, diagnostics and genomics and Agilent CrossLab. We performed a qualitative test for goodwill impairment of the three reporting units as of September 30, 2024, our annual impairment test date. Based on the results of our qualitative testing, there was no impairment of goodwill as of September 30, 2024. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2024, 2023 and 2022.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 2 years to 15 years. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. As of October 31, 2024, we do not have any indefinite-lived intangible assets.

During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our life sciences and applied markets segment. There were no impairments of indefinite-lived intangible assets during fiscal years 2023 and 2022.

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

During the year ended October 31, 2024, we recorded an impairment charge of long-lived assets including indefinite-lived intangible assets of $19 million. During the year ended October 31, 2023, we recorded an impairment charge of long-lived assets including intangible assets of $277 primarily related to the exit of our Resolution Bioscience business. During the year ended October 31, 2022, there were no impairments of long-lived assets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2024 and 2023, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 31, 2024 and 2023, the total carrying value of investments and loans in privately held companies considered as VIEs was $79 million and $82 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified within other current assets and other assets (depending upon tenure of loan) on the consolidated balance sheet.

Investments.  Equity investments without readily determinable fair value consist of non-marketable equity securities (typically investments in privately-held companies). These investments are accounted for using the measurement alternative at cost, and we adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net income as and when it occurs. Equity investments with readily determinable fair value consist of marketable equity securities which were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. There are no equity investments with readily determinable fair value at October 31, 2024 and 2023. Other investments with readily determinable fair value consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Trading securities, which are comprised of mutual funds, bonds and other similar instruments and deferred compensation liabilities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2024 and 2023. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of October 31, 2024, the fair value of the commercial paper approximates its carrying value. As of October 31, 2023, the fair value of the term loan approximates its carrying value. As of October 31, 2024, the fair value of our senior notes was $3,083 million with a carrying value of $3,326 million. This compares to the fair value of our senior notes of $1,747 million with a carrying value of $2,135 million as of October 31, 2023. The change in the fair value compared to carrying value in the year ended October 31, 2024, is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

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

Employee Compensation and Benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $116 million and $120 million as of October 31, 2024, and 2023, respectively.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation.  For the years ended 2024, 2023 and 2022, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under the Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $130 million in 2024, $112 million in 2023 and $126 million in 2022. See Note 5, "Share-based Compensation" for additional information.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of stockholders' equity. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The impact of the ineffectiveness measurement in 2024, 2023 and 2022 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $4 million gain for 2024, $2 million gain for 2023 and $6 million loss for 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.     NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2023, the FASB issued guidance to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. These amendments are effective for our fiscal year 2026, with early adoption permitted. These amendments apply on a prospective basis with a retrospective option. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued guidance requiring new income statement disclosures to provide disaggregated information for certain types of costs and expenses included in each income statement line. The amendments are effective for our fiscal year 2028, and interim periods within fiscal year 2029, with early adoption permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. ACQUISITION

Acquisition of BIOVECTRA

On September 20, 2024, we acquired 100 percent of the stock of BIOVECTRA for total consideration paid of $915 million in cash. The acquisition expands our contract development and manufacturing organization. As a result of the acquisition, BIOVECTRA became a wholly-owned subsidiary of Agilent. Accordingly, the results of BIOVECTRA are included in Agilent's consolidated financial statements from the acquisition date.

The BIOVECTRA acquisition was accounted for in accordance with the authoritative accounting guidance. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by third party specialists, discounted cash flow analyses, and estimates made by management. We expect to realize revenue synergies, leverage and expand the existing sales channels and product development resources, and utilize the assembled workforce. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BIOVECTRA’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. All goodwill was allocated to the diagnostics and genomics reporting unit.

Our acquisition of BIOVECTRA is treated as a stock acquisition and therefore is not deductible for United States federal tax purposes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of September 20, 2024 (in millions):

Cash and cash equivalents	$56
Accounts receivable	36
Inventories	25
Other current assets	2
Property, plant and equipment	276
Intangible assets	183
Goodwill	526
Total assets acquired	$1,104
Accounts payable	(10)
Other accrued liabilities	(20)
Deferred revenue	(70)
Deferred tax liability	(45)
Other liabilities	(19)
Debt	(25)
Net assets acquired	$915

Pro forma results of operations and the revenue and net income subsequent to the acquisition date for BIOVECTRA have not been presented because the effects of the acquisition were not material to our financial results.

4.     REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Life Sciences and Applied Markets	Agilent CrossLab	Diagnostics and Genomics	Total
	(in millions)
Year Ended October 31, 2024:
Americas	$995	$674	$904	$2,573
Europe	811	452	507	1,770
Asia Pacific	1,409	518	240	2,167
Total	$3,215	$1,644	$1,651	$6,510

Year Ended October 31, 2023:
Americas	$1,099	$634	$999	$2,732
Europe	851	417	486	1,754
Asia Pacific	1,560	517	270	2,347
Total	$3,510	$1,568	$1,755	$6,833

Year Ended October 31, 2022:
Americas	$1,109	$567	$1,006	$2,682
Europe	844	382	473	1,699
Asia Pacific	1,677	503	287	2,467
Total	$3,630	$1,452	$1,766	$6,848

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$2,242	2,433	$2,515
Chemicals and Advanced Materials	1,495	1,543	1,521
Diagnostics and Clinical	964	966	963
Food	592	628	617
Academia and Government	567	601	576
Environmental and Forensics	650	662	656
Total	$6,510	$6,833	$6,848

Revenue by Type
Instrumentation	$2,354	2,742	$2,907
Non-instrumentation and other	4,156	4,091	3,941
Total	$6,510	$6,833	$6,848

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balances of contract assets as of October 31, 2024 and 2023, were $247 million and $252 million, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the years ended October 31, 2023 and 2024:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2022	$557
Net revenue deferred in the period	488
Revenue recognized that was included in the contract liability balance at the beginning of the period	(409)
Change in deferrals from customer cash advances, net of revenue recognized	(28)
Currency translation and other adjustments	8
Ending balance as of October 31, 2023	$616
Net revenue deferred in the period	469
Revenue recognized that was included in the contract liability balance at the beginning of the period	(448)
Change in deferrals from customer cash advances, net of revenue recognized	(9)
Contract liabilities acquired in business combinations	70
Currency translation and other adjustments	3
Ending balance as of October 31, 2024	$701

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The changes in total capitalized costs to obtain a contract were immaterial during the years ended October 31, 2024 and 2023 and are included in other current and long-term assets on the consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of October 31, 2024, was $409 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Under our ESPP, employees purchased 576,467 shares for $58 million in 2024, 487,735 shares for $57 million in 2023 and 469,701 shares for $54 million in 2022. As of October 31, 2024, the number of shares of common stock authorized and available for issuance under our ESPP was 23,775,073. This includes 249,755 shares for $28 million of common stock to be settled in November 2024 to participants in consideration of the aggregate participant contributions as of October 31, 2024.

Incentive Compensation Plans. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2024, 17,135,988 shares were available for future awards under the 2018 Plan.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Share-based Compensation Awards

We have recognized compensation expense based on the estimated grant date fair value method under the authoritative guidance. For all share-based awards, we have recognized compensation expense using a straight-line amortization method. As the guidance requires that share-based compensation expense should be based on awards that are ultimately expected to vest, estimated share-based compensation has been reduced for estimated forfeitures.

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Cost of products and services	$41	$34	$30
Research and development	16	13	14
Selling, general and administrative	73	65	82
Total share-based compensation expense	$130	$112	$126

At October 31, 2024 and 2023, no share-based compensation was capitalized within inventory.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2024	2023	2022
Stock Option Plan:
Weighted average risk-free interest rate	4.4%	3.9%	1.5%
Dividend yield	0.8%	0.6%	0.5%
Weighted average volatility	29%	28%	26%
Expected life	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	28%	31%	29%
Volatility of selected peer-company shares	16%-70%	22%-84%	23%-81%
Pair-wise correlation with selected peers	30%	42%	41%

Post-vest restriction discount for all executive awards	6.4%	7.1%	6.5%

Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2024.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2023	1,080	$118
Granted	335	$126
Exercised	(300)	$64
Cancelled	(110)	$140
Outstanding at October 31, 2024	1,005	$134

The options outstanding and exercisable for equity share-based payment awards at October 31, 2024 were as follow:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$100.00- $110.00	242	6.0	$110	4,951	187	6.0	$110	3,832
$110.01 - $150.00	559	8.6	$134	1,930	95	8.0	$143	139
$150.01 & Over	204	7.0	$161	—	120	7.0	$161	—
	1,005	7.7	$134	$6,881	402	6.8	$133	$3,971

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $130.31 at October 31, 2024, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2024 was approximately 0.2 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2024, 2023 and 2022:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2022	$10,765	$38
Black Scholes per share value of options granted during fiscal 2022			$39
Options exercised in fiscal 2023	$25,303	$41
Black Scholes per share value of options granted during fiscal 2023			$47
Options exercised in fiscal 2024	$22,762	$64
Black Scholes per share value of options granted during fiscal 2024			$41

As of October 31, 2024, the unrecognized share-based compensation cost for outstanding stock option awards, net of expected forfeitures, was $10 million. The amount of cash received from the exercise of share-based awards granted was $77 million in 2024, $67 million in 2023 and $58 million in 2022.

Non-Vested Awards

The following table summarizes non-vested award activity in 2024 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2023	1,889	$136
Granted	1,200	$126
Vested	(855)	$121
Forfeited	(129)	$139
Change in LTPP shares in the year due to exceeding performance targets	31	$111
Non-vested at October 31, 2024	2,136	$136

As of October 31, 2024, the unrecognized share-based compensation cost for non-vested restricted stock awards net of expected forfeitures was approximately $129 million which is expected to be amortized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested was $103 million for 2024, $99 million for 2023 and $89 million for 2022.

6.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
U.S. operations	$391	$614	$858
Non-U.S. operations	1,130	725	646
Total income before taxes	$1,521	$1,339	$1,504

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes is comprised of:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
U.S. federal taxes:
Current	$182	$117	$173
Deferred	(104)	(84)	(28)
Non-U.S. taxes:
Current	87	26	47
Deferred	60	38	35
State taxes, net of federal benefit:
Current	27	12	22
Deferred	(20)	(10)	1
Total provision for income taxes	$232	$99	$250

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Profit before tax times statutory rate	$319	$281	$316
State income taxes, net of federal benefit	7	2	23
Non-U.S. income taxed at different rates	(14)	20	(18)
Change in unrecognized tax benefits	(8)	(35)	(6)
Foreign-derived intangible income deduction	(47)	(41)	(46)
Realized loss on divestiture of business	—	(104)	—
Excess tax benefits from stock-based compensation	(4)	(14)	(19)
Other, net	(21)	(10)	—
Provision (benefit) for income taxes	$232	$99	$250
Effective tax rate	15.3%	7.4%	16.6%

For 2024, our income tax expense was $232 million with an effective tax rate of 15.3 percent. For the year ended October 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $47 million related to foreign-derived intangible income.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $84 million, $54 million, and $53 million in 2024, 2023, and 2022, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.29, $0.18, and $0.18 in 2024, 2023 and 2022, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2024	2023
	(in millions)
Deferred Tax Assets
Intangibles	$20	$102
Employee benefits, other than retirement	31	36
Net operating loss, capital loss, and credit carryforwards	184	152
Deferred revenue	98	16
Share-based compensation	25	24
Capitalized R&D	93	41
Lease obligations	39	37
Other	35	42
Deferred tax assets	$525	$450
Tax valuation allowance	(113)	(112)
Deferred tax assets, net of valuation allowance	$412	$338

Deferred Tax Liabilities
Property, plant and equipment	$(62)	$(26)
Pension benefits and retiree medical benefits	(41)	(25)
Right-of-use asset	(39)	(37)
Other	(4)	(4)
Deferred tax liabilities	$(146)	$(92)
Net deferred tax assets (liabilities)	$266	$246

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2024, we continued to maintain a valuation allowance of $113 million until sufficient positive evidence exists to support reversal. The valuation allowance is primarily related to deferred tax assets for the state of California, along with the net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $12 million, $39 million and $280 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2025. If not utilized, $82 million of the foreign net operating loss carryforwards will begin to expire in 2029. The remaining $198 million of the foreign net operating losses carry forward indefinitely. At October 31, 2024, we had foreign capital loss carryforwards of $110 million. The foreign capital losses carry forward indefinitely. At October 31, 2024, we had state tax credit carryforwards of approximately $92 million. The state tax credits carry forward indefinitely. At October 31, 2024, we had foreign tax credit carryforwards of approximately $17 million. If not utilized, the foreign tax credit carryforwards will begin to expire in 2039.

The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2024	2023
	(in millions)
Long-term deferred tax assets (included within other assets)	$351	$284
Long-term deferred tax liabilities (included within other long-term liabilities)	(85)	(38)
Total	$266	$246

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2024	2023
	(in millions)
Current income tax assets (included within other current assets)	$147	$100
Long-term income tax assets (included within other assets)	3	3
Current income tax liabilities (included within other accrued liabilities)	(152)	(73)
Long-term income tax liabilities (included within other long-term liabilities)	(115)	(162)
Total	$(117)	$(132)

Uncertain Tax Positions

The aggregate changes in the balances of our gross unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2024	2023	2022
	(in millions)
Balance, beginning of year	$98	$123	$133
Additions for tax positions related to the current year	6	5	5
Additions for tax positions from prior years	3	3	—
Reductions for tax positions from prior years	(1)	(27)	(9)
Statute of limitations expirations	(9)	(6)	(6)
Balance, end of year	$97	$98	$123

As of October 31, 2024, we had $114 million of unrecognized tax benefits, including interest and penalties of which $91 million, if recognized, would affect our effective tax rate.

Interest and penalties accrued as of October 31, 2024 and 2023 were $17 million and $16 million, respectively. We recognized tax expense of $1 million in 2024, tax benefit of $5 million in 2023, and tax benefit of $2 million in 2022, for interest and penalties related to unrecognized tax benefits.

In the U.S., tax years remain open back to the year 2021 for federal income tax purposes and 2020 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2014.

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

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Numerator:
Net income	$1,289	$1,240	$1,254
Denominators:
Basic weighted average shares	290	294	299
Potential common shares — stock options and other employee stock plans	1	2	1
Diluted weighted average shares	291	296	300

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

In 2024, 2023 and 2022, we issued share-based awards of approximately 1.5 million, 1.5 million and 1.4 million, respectively.  For the years ended 2024, 2023 and 2022, the impacts of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share were not material.

8.     INVENTORY

Inventory as of October 31, 2024 and 2023 consisted of the following:

	October 31,
	2024	2023
	(in millions)
Finished goods	$523	$570
Purchased parts and fabricated assemblies	449	461
Inventory	$972	$1,031

Inventory-related excess and obsolescence charges of $45 million were recorded in cost of products in 2024, $40 million in 2023 and $24 million in 2022. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of October 31, 2024 and 2023, consisted of the following:

	October 31,
	2024	2023
	(in millions)
Land	$69	$60
Buildings and leasehold improvements	1,786	1,409
Machinery and equipment	960	749
Software	267	275
Total property, plant and equipment	3,082	2,493
Accumulated depreciation and amortization	(1,304)	(1,223)
Property, plant and equipment, net	$1,778	$1,270

The additions in 2024 are primarily related to assets acquired from BIOVECTRA and our on-going expansion of our Frederick, CO. facility.

During 2024, we recorded asset impairments of $2 million. During 2023, we recorded asset impairments of $11 million. During 2022, there were no asset impairments. Depreciation expenses were $149 million in 2024, $128 million in 2023 and $120 million in 2022. In 2024 and 2023 we retired approximately $78 million and $68 million, respectively, of assets, the majority of which were fully depreciated and no longer in use.

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

The components of lease cost for operating leases were as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$58	$68	$59
Short-term lease cost	—	2	2
Variable lease cost (a)	15	16	15
Sublease income	(17)	(16)	(14)
Total lease cost	$56	70	62
(a) Variable lease cost includes cancelable leases, non-fixed maintenance costs and non-recoverable transaction taxes.

In the fourth quarter of fiscal year 2023, we initiated a new restructuring plan ("FY23 Plan") designed to reduce costs and expenses in response to the current macroeconomic conditions. In 2024 and 2023, the consolidation of excess facilities under the FY23 Plan resulted in $1 million and $8 million, respectively, of accelerated depreciation of our ROU assets.

During fiscal year 2024 and 2022, there were no ROU asset impairments. During fiscal year 2023, we recorded ROU asset impairments of $8 million primarily related to the exit of our Resolution Bioscience business.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended October 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$49	$56	$53
Non-cash right of use assets obtained in exchange for operating lease obligations	$60	$70	$38

Supplemental balance sheet information related to leases was as follows:

		October 31,
	Financial Statement Line Item	2024	2023
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$177	$154

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$42	$46
Long-term
Operating lease liabilities	Other long-term liabilities	$142	$118

Weighted average remaining lease term (in years)
Operating leases		8.2 years	8.3 years

Weighted average discount rate
Operating leases		3.7%	3.3%

Future minimum rents payable as of October 31, 2024 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows:

Operating Leases
(in millions)
2025	$48
2026	38
2027	28
2028	20
2029	14
Thereafter	65
Total undiscounted future minimum lease payments	$213
Less: amount of lease payments representing interest	(29)
Present value of future minimum lease payments	$184
Less: current liabilities	(42)
Long-term lease liabilities	$142

As of October 31, 2024, we had no additional significant operating or finance leases that had not yet commenced.

As a lessor, we have contracts for equipment leased to customers primarily in connection with our diagnostics and advanced manufacturing partnerships business which include both operating-type lease and sales-type finance lease arrangements. We account for the non-lease component under the revenue recognition ASC 606 guidance and the lease component under the leasing ASC 842 guidance. Diagnostics equipment lease revenue for operating lease agreements is recognized as visualization kits and reagents are shipped over the life of the lease. The cost of customer leased equipment is recorded within property, plant and equipment, and is netted in the consolidated balance sheet with depreciation over the

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
equipment’s estimated useful life. For an arrangement that has been classified as a sales-type lease, revenue is recognized when the transfer of control of the underlying leased asset has occurred and the net investment lease has been recorded which is calculated at the present value of the remaining lease payments due from the lessee.

Revenue allocated to the lease income for both sales-type finance lease and operating lease rental arrangements represents less than one percent of total net revenue in the years ended October 31, 2024, 2023 and 2022, respectively.

As of October 31, 2024, the original cost and net book value of operating leased assets were $75 million and $50 million, respectively. As of October 31, 2024, lease receivables related to sales-type leases were $46 million. As of October 31, 2023, the original cost and net book value of operating leased assets were $30 million and $7 million, respectively. As of October 31, 2023, lease receivables related to sales-type leases were $42 million.

11.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the years ended October 31, 2023 and 2024:

	Life Sciences and Applied Markets	Diagnostics and Genomics	Agilent CrossLab	Total
	(in millions)
Goodwill as of October 31, 2022	$1,575	$2,121	$256	$3,952
Foreign currency translation impact	4	1	1	6
Goodwill arising from acquisitions and adjustments	—	15	—	15
Goodwill adjustment related to divestiture of business	—	(13)	$—	(13)
Goodwill as of October 31, 2023	$1,579	$2,124	$257	$3,960
Foreign currency translation impact	4	(15)	2	(9)
Goodwill arising from acquisitions and adjustments	—	526	—	526
Goodwill as of October 31, 2024	$1,583	$2,635	$259	$4,477

In the first quarter of fiscal year 2024, we reorganized our operating segments and moved our cell analysis business from our life sciences and applied markets business segment to our diagnostics and genomics business segment. As a result, we reassigned approximately $168 million of goodwill from our life sciences and applied markets business segment to our diagnostics and genomics business segment using the relative fair value allocation approach. Goodwill balances as of October 31, 2022 and 2023, have been recast to conform to this new presentation. As a result of the reorganization, there was no change to our reporting units. In addition, we performed a goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.
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
As of September 30, 2024, our annual impairment test date, we assessed goodwill for our reporting units, and no impairment of goodwill was indicated. There was no impairment of goodwill in fiscal years 2023 and 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The component parts of other intangible assets at October 31, 2023 and 2024 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2023:
Purchased technology	$1,467	$1,093	$374
Trademark/Trade name	196	163	33
Customer relationships	149	112	37
Third-party technology and licenses	34	13	21
Total amortizable intangible assets	$1,846	$1,381	$465
In-Process R&D	10	—	10
Total	$1,856	$1,381	$475
As of October 31, 2024:
Purchased technology	$1,484	$1,169	$315
Backlog	9	—	9
Trademark/Trade name	199	174	25
Customer relationships	291	107	184
Third-party technology and licenses	33	19	14
Total amortizable intangible assets	$2,016	$1,469	$547
In-Process R&D	—	—	—
Total	$2,016	$1,469	$547

In fiscal year 2024, we recorded additions of $526 million to goodwill in our diagnostics and genomics segment related to the BIOVECTRA acquisition. In addition, we recorded $188 million to other intangible assets related to BIOVECTRA and another acquisition. As of October 31, 2024, gross carrying amount of customer relationships includes approximately $165 million related to BIOVECTRA which was valued using the multi-period excess earnings method under the income approach which values the customer relationships by discounting the direct cash flow expected to be generated by the customers.

During fiscal year 2024, we reclassified $4 million of in-process research and development intangible assets to purchased technology upon the completion of a project. During fiscal year 2024, other intangible assets in total decreased $5 million due to the impact of foreign currency translation. During 2024, we also wrote-off the gross carrying amounts of $18 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

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

During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our life sciences and applied markets segment. There were no impairments of indefinite-lived intangible assets during fiscal years 2023 and 2022.

During fiscal years 2024 and 2022, there were no impairments of finite-lived intangible assets recorded. During the third quarter of fiscal year 2023, we recorded an impairment of finite-lived intangible assets of $258 million related to the exit of our Resolution Bioscience business in our diagnostics and genomics segment. Of the $258 million, $249 million was recorded in cost of sales and $9 million was recorded in selling, general and administrative expenses on our consolidated statement of operations.

Amortization expense of intangible assets was $105 million in 2024, $140 million in 2023, and $192 million in 2022.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2025	$104
2026	$75
2027	$72
2028	$65
2029	$61
Thereafter	$170

12.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2024 and 2023 (net book value):

	October 31,
	2024	2023
	(in millions)
Long-Term
Equity investments - without readily determinable fair value	$101	$102
Other investments - with readily determinable fair value	31	26
Trading securities	43	36
Total long-term investments	$175	$164

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

Gains and losses reflected in other income (expense), net for our equity investments with RDFV and equity investments without RDFV are summarized below:

	Years Ended October 31,
	2024	2023	2022
	( in millions)

Net gain (loss) recognized during the period on equity securities	$6	$(41)	$(67)
Less: Net gain (loss) on equity securities sold during the period	—	(15)	11
Unrealized gain (loss) on equity securities held as of the end of the period	$6	$(26)	$(78)

In 2024, unrealized gains on our equity securities without RDFV were $1 million. In 2023, unrealized losses on our equity securities without RDFV were $26 million. In 2022, unrealized gains on our equity securities without RDFV were $6 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2024, net unrealized gains on our trading securities were $10 million. In 2023, net unrealized gains were $2 million on our trading securities. In 2022, net unrealized losses were $7 million on our trading securities.

In 2024, we recorded $11 million impairment of investments. There were no impairments of investments in 2023 and 2022.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 were as follows:

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$800	$800	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	43	43	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$888	$843	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$55	$—	$55	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 were as follows:

		Fair Value Measurement at October 31, 2023 Using
	October 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$994	$994	$—	$—
Derivative instruments (foreign exchange contracts)	19	—	19	—
Long-term
Trading securities	36	36	—	—
Other investments	26	—	26	—
Total assets measured at fair value	$1,075	$1,030	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$2	$—	$2	$—
Contingent consideration	1	—	—	1
Long-term
Deferred compensation liability	36	—	36	—
Total liabilities measured at fair value	$39	$—	$38	$1

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Contingent Consideration. The contingent consideration liability was our only Level 3 asset or liability. A summary of the Level 3 activity follows:

Contingent Consideration
(in millions)
Balance at October 31, 2022	$67
Additions to contingent consideration	5
Payments	(72)
Change in fair value (included within selling, general and administrative expenses)	1
Balance at October 31, 2023	$1
Change in fair value (included within selling, general and administrative expenses)	(1)
Balance at October 31, 2024	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2024, 2023 and 2022:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Long-lived assets held and used	$19	$277	$—

For the year ended October 31, 2024, long-lived assets held and used with a carrying amount of $19 million were written down to fair value of zero resulting in an impairment charge of $19 million. For the year ended October 31, 2023, long-lived assets held and used with a carrying amount of $277 million were written down to fair value of zero, resulting in an impairment charge of $277 million primarily related to the exit of our Resolution Bioscience business in our diagnostics and genomics segment. For the year ended October 31, 2022, there were no impairments of long-lived assets held and used.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-Marketable Equity Securities

For the year ended October 31, 2024, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $2 million of upward adjustments, $1 million of downward adjustments and an impairment of $11 million which were included in net income as adjustments to the carrying value.

For the year ended October 31, 2023, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of only downward adjustments of $26 million which were included in net income as adjustments to the carrying value.
For the year ended October 31, 2022, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of only upward adjustments of $6 million which were included in net income as adjustments to the carrying value.

As of October 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $11 million impairment loss and $30 million downward adjustments, and the carrying amount was $101 million.

As of October 31, 2023, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of a $38 million upward adjustments and $29 million downward adjustments, and the carrying amount was $102 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of October 31, 2024, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).  Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the years ended October 31, 2024, 2023 and 2022, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, we executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2024 was $2 million.

In August 2019, we executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2024 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the years ended October 31, 2024, 2023 and 2022, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2024, was $7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of October 31, 2024 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	321	$(542)

Net Investment Hedges
Foreign exchange forward contracts	3	$(33)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	201	$(19)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.

The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2024 and 2023 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2024	October 31, 2023	Balance Sheet Location	October 31, 2024	October 31, 2023
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$4	$15	Other accrued liabilities	$2	$1

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$1	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$10	$3	Other accrued liabilities	$10	$1
Total derivatives	$14	$19		$12	$2

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(9)	$(4)	$56
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$4	$2	$36
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$(2)	$(2)	$(2)
Gain on time value of forward contracts recorded in cost of sales	$7	$7	$—
Net investment hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$—	$(1)	$5

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$2	$3	$10

At October 31, 2024 the total amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $9 million. Within the next twelve months it is estimated that $1 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

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

For eligible service through October 31, 1993, the benefit payable under the Agilent RP is reduced by any amounts due to the eligible employee under the Agilent Technologies, Inc. Deferred Profit-Sharing Plan (the "DPSP"), which is a defined contribution plan that was frozen and closed to new participants as of November 1993.

As of October 31, 2024 and 2023, the fair value of plan assets of the DPSP was $74 million and $81 million, respectively. Note that the projected benefit obligation for the DPSP equals the fair value of plan assets.

Agilent also maintains a Supplemental Benefit Retirement Plan ("SBRP") in the U.S., which is an unfunded non-qualified defined benefit plan to provide supplemental retirement benefits to certain employees that would be provided under the RP but for limitations imposed by the Internal Revenue Code. The RP and the SBRP comprise the "U.S. defined benefit plans" in the tables below.

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

If eligible, a retiree may receive a fixed amount (different fixed amounts for different groups) under the Agilent Technologies, Inc. Retiree Medical Account Plan (“RMA”) or a fixed monthly amount under the Agilent Technologies, Inc. Reimbursement Arrangement Plan (“ARA”).

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

Our defined contribution plan expenses included in income from operations were as follows:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Contributions to the 401(k) Plan	$46	$47	$46
Contributions to plans outside the U.S	51	51	47
Total defined contribution plan expense	$97	$98	$93

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of net periodic benefit cost (income).  The service cost component is recorded in cost of sales and operating expenses in the consolidated statement of operations. All other cost components are recorded in other income (expense), net in the consolidated statement of operations. The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. defined benefit plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. defined benefit plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized over the average remaining future service period or remaining lifetime of participants depending upon the plan, using a separate layer for each year's gains and losses.

For the years ended October 31, 2024, 2023 and 2022, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans

	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)
Net periodic benefit cost (income)
Service cost - benefits earned during the period	$—	$—	$—	$15	$16	$22	$1	$—	$1
Interest cost on benefit obligation	21	21	14	26	24	9	4	4	2
Expected return on plan assets	(21)	(19)	(27)	(37)	(36)	(43)	(4)	(4)	(6)
Amortization of net actuarial (gain) loss	2	—	—	(16)	(2)	25	(1)	(1)	(2)
Amortization of prior service benefit	—	—	—	—	—	—	(1)	(1)	(1)
Total net periodic benefit cost (income)	$2	$2	$(13)	$(12)	$2	$13	$(1)	$(2)	$(6)
Settlement loss	$2	$4	$4	$—	$—	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$(31)	$22	$16	$(24)	$(13)	$(83)	$(11)	$9	$15
Amortization of net actuarial (gain) loss	(2)	—	—	16	2	(25)	1	1	2
Amortization of prior service benefit	—	—	—	—	—	—	1	1	1
Loss due to settlement	(2)	(4)	(4)	—	—	—	—	—	—
Foreign currency	—	—	—	2	2	11	—	—	—
Total recognized in other comprehensive (income) loss	$(35)	$18	$12	$(6)	$(9)	$(97)	$(9)	$11	$18
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(31)	$24	$3	$(18)	$(7)	$(84)	$(10)	$9	$12

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status.    As of October 31, 2024 and 2023, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$359	$396	$791	$748	$76	$85
Actual return on plan assets	88	(8)	119	14	16	(2)
Employer contributions	—	—	20	21	—	—
Participants' contributions	—	—	2	1	—	—
Benefits paid	(10)	(8)	(36)	(35)	(6)	(7)
Settlements	(23)	(21)	—	—	—	—
Currency impact	—	—	21	42	—	—
Fair value — end of year	$414	$359	$917	$791	$86	$76
Change in benefit obligation:
Benefit obligation — beginning of year	$343	$357	$682	$665	$65	$65
Service cost	—	—	15	16	1	—
Interest cost	21	21	26	24	4	4
Participants' contributions	—	—	2	1	—	—
Actuarial (gain) loss	36	(5)	60	(33)	1	3
Benefits paid	(11)	(9)	(36)	(35)	(6)	(7)
Settlements	(23)	(21)	—	—	—	—
Currency impact	—	—	23	44	—	—
Benefit obligation — end of year	$366	$343	$772	$682	$65	$65
Overfunded (underfunded) status of PBO	$48	$16	$145	$109	$21	$11

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$51	$19	$236	$174	$21	$11
Employee compensation and benefits	—	(1)	—	—	—	—
Retirement and post-retirement benefits	(3)	(2)	(91)	(65)	—	—
Total net asset (liability)	$48	$16	$145	$109	$21	$11

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial (gains) losses	$31	$66	$37	$43	$(6)	$4
Prior service costs (benefits)	—	—	—	—	(1)	(2)
Total	$31	$66	$37	$43	$(7)	$2

The actuarial gains and losses related to the change in plan obligations were a total of $97 million net loss for 2024 and $35 million net gain for 2023. The actuarial net loss that arose in 2024 was primarily due to decreases in discount rates and changes in other financial and demographic assumptions partially offset by gains due to plan experience. The actuarial net gain that arose in 2023 was primarily due to increases in discount rates and changes in other financial and demographic assumptions partially offset by losses due to plan experience. In November 2024, we entered into a buy-out contract in the amount of approximately $54 million with an unaffiliated insurance company, effective January 1, 2025, to transfer the assets and obligations of our Netherlands defined benefit pension plan. The final settlement is anticipated by the end of the first quarter of 2025, when we will be recognizing the financial impact.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Policies and Strategies as of October 31, 2024. In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2024, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock and preferred stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Real estate securities include holdings of managed investment funds which invest primarily in the equity instruments of real estate investment trusts and other similar real estate investments. Other investments include a group trust consisting primarily of private equity partnerships. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient may have limits on their redemption to weekly or monthly and/or may require prior written notice specified by each fund. In December 2021, we entered into an insurance buy-in contract for a portion of the benefit obligations under the U.K. defined benefit plan which was funded from existing pension plan assets without any adjustment to the benefit obligations. In December 2023, we entered into another insurance buy-in contract for the remaining portion of benefit obligations under the same plan which was also funded from existing pension plan assets with no adjustment made to the benefit obligations. These have been classified as “Annuity Contracts” since the insurance buy-in contract is similar to an annuity contract. They match cash flows with future benefit payments for participants as of the contract date with the obligation remaining with the plan. Both contracts are issued by the same third-party insurance company with no affiliation to us.

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

Annuity Contract – This consists of the U.K. insurance buy-in contracts. Since they are valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions which approximates fair value, they have been classified as level 3.

Other Investments - Other investments also include partnership investments where, due to their private nature, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023.

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$2	$—	$—	$—	$2
Equity	211	54	—	—	157
Fixed Income	200	—	—	—	200
Other Investments	1	—	—	1	—
Total assets measured at fair value	$414	$54	$—	$1	$359
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2024 and 2023:

	Years Ended October 31.
	2024	2023
Balance, beginning of year	$1	$2
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	(1)
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023.

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$1	$—	$—	$—	$1
Equity	42	11	—	—	31
Fixed Income	42	—	—	—	42
Other Investments	1	—	—	1	—
Total assets measured at fair value	$86	$11	$—	$1	$74
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2024 and 2023:

	Years Ended October 31,
	2024	2023
Balance, beginning of year	$1	$1
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2024 and 2023:

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$26	$14	$12	$—	$—
Equity	389	305	—	—	84
Fixed Income	352	60	159	—	133
Annuity Contract	150	—	—	150	—
Total assets measured at fair value	$917	$379	$171	$150	$217
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

For non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2024 and 2023:

	Years Ended October 31,
	2024	2023
Balance, beginning of year	$86	$92
Unrealized gains (losses)	4	(5)
Purchases, sales, issuances, and settlements	(7)	(6)
Transfers in (out)	60	—
Currency impact	7	5
Balance, end of year	$150	$86

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2024 or 2023.

	2024		2023
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$3	$—	$3	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	363	414	340	359
Total	$366	$414	$343	$359

Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$249	$157	$197	$132
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	523	760	485	659
Total	$772	$917	$682	$791

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$3	$—	$3	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	363	414	340	359
Total	$366	$414	$343	$359

Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$241	$157	$192	$132
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	518	760	480	659
Total	$759	$917	$672	$791

Contributions and Estimated Future Benefit Payments.  During fiscal year 2025, we expect to make no contributions to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $19 million to plans outside the U.S. The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2025	$30	$37	$7
2026	$29	$38	$7
2027	$29	$39	$8
2028	$31	$40	$8
2029	$27	$40	$7
2030 - 2034	$126	$208	$29

Assumptions.  The assumptions used to determine the benefit obligations and net periodic cost (benefit) for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2024 and 2023, were

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost (benefit) in each year were as follows:

	For years ended October 31,
	2024	2023	2022
U.S. defined benefit plans:
Discount rate	6.50%	6.00%	2.75%
Expected long-term return on assets	6.00%	5.00%	5.00%
Non-U.S. defined benefit plans:
Discount rate	1.78-5.63%	1.50-4.77%	0.29-1.76%
Average increase in compensation levels	2.00-3.25%	2.00-3.25%	2.00-3.50%
Expected long-term return on assets	4.00-5.00%	3.25-5.50%	2.75-5.50%
Interest crediting rate for cash balance plans	0.50-1.80%	0.50-2.10%	0.30-0.50%
U.S. post-retirement benefits plans:
Discount rate	6.60%	6.00%	2.75%
Expected long-term return on assets	6.00%	5.00%	5.00%
Current medical cost trend rate	6.50%	7.00%	6.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.50%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2027

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2024	2023
U.S. defined benefit plans:
Discount rate	5.50%	6.50%
Non-U.S. defined benefit plans:
Discount rate	0.95-5.31%	1.78-5.63%
Average increase in compensation levels	2.00-3.25%	2.00-3.25%
Interest crediting rate for cash balance plans	0.75-1.80%	0.50-1.80%
U.S. post-retirement benefits plans:
Discount rate	5.50%	6.60%
Current medical cost trend rate	6.00%	6.50%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029

16. RESTRUCTURING AND OTHER RELATED COSTS

Summary of Restructuring Plans. In fiscal years 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our aggregate liability related to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Non-cash settlements	(1)	(8)	(9)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	75	1	76
Non-cash settlements	(7)	(1)	(8)
Cash payments	(86)	(5)	(91)
Balance at October 31, 2024	$13	$—	$13

Total restructuring expense since inception of all plans			$122

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities. The aggregate restructuring liability of $13 million at October 31, 2024, was recorded in other accrued liabilities on the consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plans is shown below:

	Years Ended
	October 31,
	2024	2023
	(in millions)
Cost of products and services	$13	$11
Research and development	21	6
Selling, general and administrative	42	29
Total restructuring costs	$76	$46

Fiscal Year 2024 Plan ("FY24 Plan")

In the third quarter of fiscal year 2024, we initiated a new restructuring plan designed to further reduce costs and expenses in response to current macroeconomic conditions. The plan includes a reduction of our total headcount by approximately 500 regular employees, representing approximately 3 percent of our global workforce.

In connection with the FY24 Plan, we have recorded restructuring expenses of $72 million in fiscal year 2024. The costs associated with this workforce reduction include severance, accelerated share-based compensation expense and other personnel-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the end of the second quarter of fiscal year 2025.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2023	$—
Income statement expense	72
Non-cash settlements	(7)
Cash payments	(54)
Balance at October 31, 2024	$11

Total restructuring expense since inception of FY24 Plan	$72

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions.

Fiscal Year 2023 Plan ("FY23 Plan")

In the fourth quarter of fiscal year 2023, we initiated the restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with the FY23 Plan, we recorded restructuring expenses of $4 million in 2024 and $46 million, in 2023. The restructuring plan expenses include severance, accelerated share-based compensation expense and other personnel costs associated with the workforce reduction. The consolidation of excess facilities includes accelerated depreciation expenses of right-of-use and machinery and equipment assets, and other facilities-related costs. The timing and scope of the workforce reductions will vary based on local legal requirements. While the majority of the workforce reduction was completed in 2024, we expect to substantially complete the remaining restructuring activities by the end of the first quarter of fiscal year 2025.

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2022	$—	$—	$—
Income statement expense	33	13	46
Non-cash settlements	(1)	(8)	(9)
Cash payments	(1)	—	(1)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	3	1	4
Non-cash settlements	—	(1)	(1)
Cash payments	(32)	(5)	(37)
Balance at October 31, 2024	$2	$—	$2

Total restructuring expense since inception of the FY23 Plan			$50

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2024	2023
	(in millions)
Standard warranty accrual, beginning balance	$29	$30
Accruals for warranties including change in estimates	58	57
Settlements made during the period	(57)	(58)
Standard warranty accrual, ending balance	$30	$29

Accruals for warranties due within one year	$30	$29

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $37 million and $39 million as of October 31, 2024 and 2023, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental, intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2024.

Indemnifications to Officers and Directors

Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2024.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2024.

18.   COMMITMENTS AND CONTINGENCIES

Other Purchase Commitments.  Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contract's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $136 million.

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

19.   SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the year ended October 31, 2024, we made no borrowings or repayments under these credit facilities. During the year ended October 31, 2023, we borrowed and repaid $360 million under the credit facility. As of both October 31, 2024 and 2023, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the year ended October 31, 2024, we borrowed and repaid $215 million under this credit facility. During the year ended October 31, 2023, we borrowed and repaid $61 million under this credit facility. As of October 31, 2024 and 2023, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the year ended October 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper

Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the year ended October 31, 2024, we borrowed $1.19 billion and repaid $1.15 billion under our U.S. commercial paper program. During the year ended October 31, 2023, we borrowed $1.67 billion and repaid $1.70 billion under our U.S. commercial paper program.

As of October 31, 2024, we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 4.92 percent. As of October 31, 2023, we had no borrowings outstanding under our U.S. commercial paper program.

Other Loans

In September 2024, we completed the BIOVECTRA acquisition and assumed two interest-free loans from the Strategic Innovation Fund ("SIF") in the amount of $20 million with $2 million recorded at fair value in short-term debt. The loans are repayable in quarterly and yearly installments at a weighted average imputed interest rate of 4.7 percent. In addition, we assumed two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”) in the amount of $4 million with $3 million recorded at fair value in short-term debt. The loans are repayable in monthly installments at a weighted average imputed interest rate of 4.5 percent.

20.   LONG-TERM DEBT

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that will mature on April 15, 2025. Loans under the term loan agreement bear interest, at our option, either at: (i) the alternate base rate, as defined in the term loan agreement, plus the applicable margin for such loans or (ii) adjusted term SOFR, as defined in the term loan agreement, plus the applicable margin for such loans. The term loan agreement contains customary representations and warranties as well as customary affirmative and negative covenants. We were in compliance with the covenants for the term loan during the year ended October 31, 2024.

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

As of October 31, 2023, we had $600 million borrowings outstanding under the term loan facility and had a weighted average interest rate of 6.22 percent. During the year ended October 31, 2024, we repaid in full the outstanding $600 million principal amount of our term loan facility. As of October 31, 2024, the term loan facility was terminated.

Other Loans

In September 2024, we completed the BIOVECTRA acquisition and assumed two interest-free loans from the Strategic Innovation Fund ("SIF") in the amount of $20 million with $18 million recorded at fair value in long-term debt. The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we assumed two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”) in the amount of $4 million with $1 million recorded at fair value in long-term debt. The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

The following table summarizes the company's long-term senior notes:

	October 31, 2024	October 31, 2023
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$299	$299
2027 Senior Notes	596	—
2029 Senior Notes	496	496
2030 Senior Notes	497	496
2031 Senior Notes	845	844
2034 Senior Notes	593	—
Total Senior Notes	$3,326	$2,135

2026 Senior Notes

On September 22, 2016, we issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017.

In February 2016, we executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2024 was $2 million.

2027 Senior Notes

On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2027 senior notes"). The 2027 senior notes were issued at 99.866% of their principal amount. The notes will mature on September 9, 2027, and bear interest at a fixed rate of 4.20% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments will commence on March 9, 2025.

2029 Senior Notes

On September 16, 2019, we issued an aggregate principal amount of $500 million in senior notes ("2029 senior notes"). The 2029 senior notes were issued at 99.316% of their principal amount. The notes will mature on September 15, 2029, and bear interest at a fixed rate of 2.75% per annum. The interest is payable semi-annually on March 15th and September 15th of each year and payments commenced on March 15, 2020.

In August 2019, we executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2024 was $3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

2034 Senior Notes

On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2034 senior notes"). The 2034 senior notes were issued at 99.638% of their principal amount. The 2034 senior notes will mature on September 9, 2034, and bear interest at a fixed rate of 4.75% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments will commence on March 9, 2025.

All outstanding senior notes listed above are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

21.   STOCKHOLDERS' EQUITY

Stock Repurchase Program

On February 16, 2021 we announced that our board of directors had approved a share repurchase program (the "2021 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2021 repurchase program which commenced on February 18, 2021, authorized the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and had no fixed termination date. The 2021 repurchase program did not require the company to acquire a specific number of shares and could be suspended, amended or discontinued at any time. During the year ended October 31, 2022, we repurchased and retired 8.4 million shares for $1,139 million under this authorization. During the year ended October 31, 2023, we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and also terminated and replaced the 2021 repurchase program. During the year ended October 31, 2023, we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. During the year ended October 31, 2024 we repurchased and retired 8.4 million shares for $1,150 million, excluding excise taxes, under this authorization. As of October 31, 2024, we had remaining authorization to repurchase up to approximately $374 million of our common stock under the 2023 repurchase program.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended October 31, 2024, we recorded the applicable excise taxes payable of approximately $10 million as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet. In fiscal year 2023, we recorded excise taxes payable of approximately $3 million related to shares repurchased in 2023 and paid the tax in 2024.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2024, cash dividends of $0.944 per share, or $274 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2022, cash dividends of $0.840 per share, or $250 million were declared and paid on the company's outstanding common stock.

On November 20, 2024, we declared a quarterly dividend of $0.248 per share of common stock, or approximately $71 million which will be paid on January 22, 2025, to shareholders of record as of the close of business on December 31, 2024. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2024 and 2023 were as follows:

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2022	$(335)	$123	$(155)	$20	$(347)
Other comprehensive income (loss) before reclassifications	33	—	(17)	(4)	12
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	2	—	1
Tax (expense) benefit	1	—	5	1	7
Other comprehensive income (loss)	34	(1)	(10)	(3)	20
As of October 31, 2023	$(301)	$122	$(165)	$17	$(327)
Other comprehensive income (loss) before reclassifications	(11)	—	65	(9)	45
Amounts reclassified out of accumulated other comprehensive income (loss)	(8)	(1)	(12)	(2)	(23)
Tax (expense) benefit	(3)	—	—	3	—
Other comprehensive income (loss)	(22)	(1)	53	(8)	22
As of October 31, 2024	$(323)	$121	$(112)	$9	$(305)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2024 and 2023 were as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) components	Amounts Reclassified from Other Comprehensive Income (Loss)		Affected line item in statement of operations
	2024	2023

Foreign currency translation	$8	$—	Other income (expense), net
	8	—	Total before income tax
	—	—	(Provision) benefit for income tax
	8	—	Total net of income tax

Unrealized gain (loss) on derivatives	$4	$2	Cost of products
Unrealized gain (loss) on derivatives	(2)	(2)	Interest expense
	2	—	Total before income tax
	(1)	—	(Provision) benefit for income tax
	1	—	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:
Actuarial net gain (loss)	12	(2)	Other income (expense)
Prior service benefit	1	1	Other income (expense)
	13	(1)	Total before income tax
	(4)	—	(Provision) benefit for income tax
	9	(1)	Total net of income tax
Total reclassifications for the period	$18	$(1)

Amounts in parentheses indicate reductions to income and increases to other comprehensive income.

Reclassifications out of accumulated other comprehensive income (loss) of actuarial net gain (loss) and prior service benefit in respect of retirement plans and post retirement pension plans are included in the computation of net periodic benefit cost (income) (see Note 15, "Retirement Plans and Post Retirement Pension Plans").

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Our diagnostics and genomics business is comprised of seven areas of activity providing active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Second, our advanced manufacturing partnerships business is a contract and development manufacturing organization that provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices ("GMP") conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. Together, our BIOVECTRA and nucleic acid solutions businesses offer a broad range of contract and development manufacturing services to our customers. They also provide clinical-to-commercial scale production capabilities focused mainly on mRNA manufacturing. Third, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry ("IHC"), in situ hybridization ("ISH"), hematoxylin and eosin ("H&E") staining and special staining. Fourth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Fifth, the reagent partnership business provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics ("IVD") manufacturers, biotechnology and pharmaceutical companies. Sixth, our genomics business includes arrays and next generation sequencing ("NGS"). This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

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

A significant portion of the segments' expenses arises from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, corporate development and other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate certain costs to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Unallocated costs consist of asset impairments, amortization of acquisition-related intangible assets, acquisition and integration costs, changes in the fair value of acquisition-related contingent consideration, transformational initiatives expenses,

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
restructuring and other related costs, business exit and divestiture costs and certain other charges. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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
The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Net Revenue:
Life Sciences and Applied Markets	$3,215	$3,510	$3,630
Diagnostics and Genomics	1,651	1,755	1,766
Agilent CrossLab	1,644	1,568	1,452
Total net revenue	$6,510	$6,833	$6,848

Segment Income from Operations:
Life Sciences and Applied Markets	$877	$1,049	$1,097
Diagnostics and Genomics	320	363	390
Agilent CrossLab	524	463	370
Total reportable segment income from operations	1,721	1,875	1,857

Share-Based Compensation Expense:
Life Sciences and Applied Markets	$59	$60	$62
Diagnostics and Genomics	30	28	32
Agilent CrossLab	29	24	26
Unallocated share-based compensation expenses (1)	12	—	6
Total share-based compensation expense	$130	$112	$126

Depreciation Expense:
Life Sciences and Applied Markets	$64	$58	$55
Diagnostics and Genomics	56	45	43
Agilent CrossLab	29	25	22
Total depreciation expense	$149	$128	$120

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects segment assets and capital expenditures under our management reporting system.

	October 31,
	2024	2023
	(in millions)
Assets:
Life Sciences and Applied Markets	$3,139	$3,161
Diagnostics and Genomics	5,044	3,966
Agilent CrossLab	915	897
Total reportable segment assets	$9,098	$8,024

Capital Expenditures:
Life Sciences and Applied Markets	$60	$64
Diagnostics and Genomics	299	212
Agilent CrossLab	19	22
Total capital expenditures	$378	$298

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2024, 2023 or 2022.

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Total reportable segments' income from operations	$1,721	$1,875	$1,857
Unallocated Costs
Amortization of intangible assets related to business combinations	(102)	(139)	(191)
Acquisition and integration costs	(12)	(16)	(25)
Transformational initiatives	(11)	(25)	(30)
Asset impairments	(8)	(277)	—
Business exit and divestiture costs	—	—	(7)
Change in fair value of contingent consideration	—	(1)	25
Restructuring and other related costs	(76)	(46)	—
Other	(24)	(21)	(11)
Total unallocated costs	(233)	(525)	(239)
Income from operations	1,488	1,350	1,618
Interest income	80	51	9
Interest expense	(96)	(95)	(84)
Other income (expense), net	49	33	(39)
Income before taxes	$1,521	$1,339	$1,504

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles segment assets to Agilent's total assets:

	October 31,
	2024	2023
	(in millions)
Total reportable segments' assets	$9,098	$8,024
Cash and cash equivalents	1,329	1,590
Prepaid expenses	188	139
Long-term investments	175	164
Long-term and other receivables	143	127
Deferred tax assets	351	284
Right of use assets	177	154
Others	385	281
Total assets	$11,846	$10,763
The other category primarily includes over funded pension plans which are not allocated to the segments.

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customers' location.

	Years Ended October 31,
	2024	2023	2022
	(in millions)
Net revenue:
United States	$2,246	$2,410	$2,385
China including Hong Kong	1,217	1,383	1,499
Rest of the world	3,047	3,040	2,964
Total net revenue	6,510	6,833	6,848

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, right-of-use assets, long-term receivables and other long-term assets excluding intangible assets. The rest of the world primarily consists of Asia and the rest of Europe.

	October 31,
	2024	2023
	(in millions)
Long-lived Assets:
United States	$1,453	$1,188
Canada	279	2
Germany	244	192
Rest of World	529	469
Total Long-lived Assets	$2,505	$1,851

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.   SUBSEQUENT EVENT

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our diagnostics and genomics segment combined with our liquid chromatography and mass spectrometry instrument platforms will form our new life sciences and diagnostics markets segment. Our chemistries and supplies, laboratory automation and robotics, and software and informatics divisions moved from our life sciences and applied markets segment to our Agilent CrossLab segment. The remaining divisions in our life sciences and applied markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions will form our new applied markets segment.

Following this re-organization, we will have three businesses - life sciences and diagnostics markets, applied markets and Agilent CrossLab - each of which will comprise a reportable segment. All historical segment financial information will be recast to conform to this new reporting structure in our financial statements and accompanying notes, beginning with our Form 10-Q filing for the first quarter of fiscal year 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2024, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2024, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2024, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

SEC staff guidance discusses the exclusion of an acquired business’s internal controls from management’s annual assessment of the internal controls over financial reporting when it is not possible to conduct assessments for the acquired business in the period between the acquisition date and the date of management’s assessment. The company completed the acquisition of BIOVECTRA on September 20, 2024. Management excluded BIOVECTRA from its assessment of the effectiveness of the company’s internal control over financial reporting as of October 31, 2024. BIOVECTRA constituted less than 1 percent of total revenue for the period ending October 31, 2024 and 3 percent of total assets, excluding acquired goodwill and other intangible assets, as of October 31, 2024.

The effectiveness of our internal control over financial reporting as of October 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended October 31, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”), to be held March 13, 2025. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Information about our Executive Officers.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal year 2024. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Insider Trading Policy

We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees, or Agilent itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2024. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	3,140,791	$134	40,911,061
Equity compensation plans not approved by security holders	—	—	—
Total	3,140,791	$134	40,911,061

(1)The number of securities remaining available for future issuance in column (c) includes 23,775,073 shares of common stock authorized and available for issuance under our current Employee Stock Purchase Plan ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 31 million shares.

(2)We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the “2018 Plan”), which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). The 2018 Plan provides for awards of stock-based incentive compensation to our employees (including officers) and directors. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:
1.    Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 57 of this report.
2.    Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2024
Tax valuation allowance	$112	$4	$(3)	$113
2023
Tax valuation allowance	$115	$1	$(4)	$112
2022
Tax valuation allowance	$120	$7	$(12)	$115

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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	3/17/2023	3.1

3.2	Second Amended and Restated Bylaws.	8-K	5/22/2023	3.2

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

4.4	Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association	8-K	9/16/2019	4.1

4.5	First Supplemental Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association and Form of 2.750% Senior Note due 2029	8-K	9/16/2019	4.2

4.6	Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association and Form of 2.100% Senior Note due 2030	8-K	6/4/2020	4.1

4.7	Indenture dated as of March 12, 2021, between the Company and Citibank, N.A.	8-K	3/12/2021	4.1

4.8	First Supplemental Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A. and Form of Global Note for the Company’s 2.300% Senior Notes due 2031.	8-K	3/12/2021	4.2

4.9	Description of Securities	10-K	12/19/2019	4.8

4.10	Second Supplemental Indenture, dated as of September 9, 2024 between the Company and Citibank, N.A. and Form of Global Note for the Company's 4.200% Senior Notes due 2027	8-K	9/09/2024	4.2

4.11	Third Supplemental Indenture, dated as of September 9, 2024 between the Company and Citibank, N.A. and Form of Global Note for the Company's 4.750% Senior Notes due 2034	8-K	9/09/2024	4.4

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.4	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan effective May 1, 2020).*	10-Q	6/1/2020	10.1

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/7/2019	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *	10-K	12/20/2018	10.17

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *	10-K	12/20/2018	10.18

10.19	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees (for awards made after November 14, 2023)*	10-K	12/20/2023	10.19

10.20	Form of Stock Option Award Agreement under the 2018 Stock Plan for non-U.S. Employees (for awards made after November 14, 2023)*	10-K	12/20/2023	10.20

10.21	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 14, 2023)*	10-K	12/20/2023	10.21

10.22	Form of Stock Award Agreement under the 2018 Stock Plan for Retention Awards granted to Employees (for awards made on or after November 14, 2023)*	10-K	12/20/2023	10.22

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.23	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.24	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.25	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.26	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

10.27	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.28	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

10.29	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.30	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.31	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer)*	10-K	12/22/2014	10.37

10.32	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.5

10.33	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.34	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.35	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.36	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

10.37	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.38	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.39	Credit Agreement, dated June 7, 2023, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	6/13/2023	10.1

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.40	Incremental Assumption Agreement dated as of April 21, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/22/2021	10.1

10.41	Term Loan Agreement, dated as of April 15, 2022, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	4/19/2022	10.1

10.42	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Michael R. McMullen and the Company*	10-Q	3/8/2016	10.1

10.43	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*	10-K	12/20/2018	10.41

10.44	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell and the Company*	10-Q	6/1/2020	10.2

10.45	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.4

19.1	Insider Trading Policy				X

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2024.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

97.1	Agilent Technologies, Inc. Executive Compensation Clawback Policy				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ PADRAIG MCDONNELL
Padraig McDonnell
President and Chief Executive Officer

Date: December 19, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret DiMarco and P. Diana Chiu, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PADRAIG MCDONNELL	Director, President and Chief Executive Officer	December 19, 2024
Padraig McDonnell	(Principal Executive Officer)

/s/ ROBERT W. MCMAHON	Senior Vice President and Chief Financial Officer	December 19, 2024
Robert W. McMahon	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 19, 2024
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 19, 2024
Koh Boon Hwee

/s/ MALA ANAND	Director	December 19, 2024
Mala Anand

/s/ OTIS W. BRAWLEY, M.D.	Director	December 19, 2024
Otis W. Brawley, M.D.

/s/ G. MIKAEL DOLSTEN, M.D., PH.D.	Director	December 19, 2024
G. Mikael Dolsten, M.D., PH.D.

/s/ HEIDI KUNZ	Director	December 19, 2024
Heidi Kunz

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 19, 2024
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 19, 2024
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph.D.	Director	December 19, 2024
George A. Scangos, Ph.D.

/s/ DOW R. WILSON	Director	December 19, 2024
Dow R. Wilson