Form 10-Q
period 2025-01-31
AGILENT TECHNOLOGIES, INC.
filed 2025-03-03
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2025
OR
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

As of February 26, 2025, the registrant had 285,102,717 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Net revenue:
Products	$1,200	$1,209
Services and other	481	449
Total net revenue	1,681	1,658
Costs and expenses:
Cost of products	535	514
Cost of services and other	247	236
Total costs	782	750
Research and development	113	128
Selling, general and administrative	410	396
Total costs and expenses	1,305	1,274
Income from operations	376	384
Interest income	15	18
Interest expense	(28)	(22)
Other income (expense), net	4	23
Income before taxes	367	403
Provision for income taxes	49	55
Net income	$318	$348

Net income per share:
Basic	$1.12	$1.19
Diluted	$1.11	$1.18

Weighted average shares used in computing net income per share:
Basic	285	293
Diluted	287	294

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024

Net income	$318	$348
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $3 and $(3)	11	(7)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1) and $(1)	(2)	(2)
Foreign currency translation, net of tax expense (benefit) of $0 and $0	(85)	21
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $0 and $(1)	—	(1)
Other comprehensive income (loss)	(76)	11
Total comprehensive income	$242	$359

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,467	$1,329
Accounts receivable, net	1,328	1,324
Inventory	997	972
Other current assets	315	334
Total current assets	4,107	3,959
Property, plant and equipment, net	1,816	1,778
Goodwill	4,429	4,477
Other intangible assets, net	514	547
Long-term investments	173	175
Other assets	875	910
Total assets	$11,914	$11,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$547	$540
Employee compensation and benefits	258	368
Deferred revenue	612	544
Short-term debt	16	45
Other accrued liabilities	436	398
Total current liabilities	1,869	1,895
Long-term debt	3,347	3,345
Retirement and post-retirement benefits	120	130
Other long-term liabilities	551	578
Total liabilities	5,887	5,948
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at January 31, 2025 and October 31, 2024	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 285,232,190 shares at January 31, 2025 and 285,193,011 shares at October 31, 2024 issued and outstanding	3	3
Additional paid-in-capital	5,489	5,450
Retained earnings	916	750
Accumulated other comprehensive loss	(381)	(305)
Total stockholders' equity	6,027	5,898
Total liabilities and stockholders' equity	$11,914	$11,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$318	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	62
Share-based compensation	40	44
Deferred taxes expense (benefit)	(10)	—
Excess and obsolete inventory related charges	10	11
Net (gain) loss on equity securities	(1)	(3)
Asset impairment charges	—	8
Other non-cash (income) expense, net	—	(6)
Changes in assets and liabilities:
Accounts receivable, net	(30)	10
Inventory	(40)	(9)
Accounts payable	3	84
Employee compensation and benefits	(104)	(104)
Other assets and liabilities	173	40
Net cash provided by operating activities	431	485

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(97)	(90)
Payments in exchange for convertible note	(1)	(5)
Payments to acquire businesses and intangible assets, net of cash acquired	4	—
Net cash used in investing activities	(94)	(95)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	30	34
Payments of taxes related to net share settlement of equity awards	(22)	(25)
Payments for repurchase of common stock	(90)	—
Payments of dividends	(71)	(69)
Proceeds from issuance of long-term debt	4	—
Repayments of long-term debt	(1)	(180)
Net proceeds from (repayments of) short-term debt	(30)	—
Net cash used in financing activities	(180)	(240)

Effect of exchange rate movements	(19)	7

Net increase (decrease) in cash, cash equivalents and restricted cash	138	157

Cash, cash equivalents and restricted cash at beginning of period	1,332	1,593
Cash, cash equivalents and restricted cash at end of period	$1,470	$1,750

Supplemental cash flow information:
Income tax paid, net of refunds received	$19	$24
Interest payments, net of capitalized interest	$3	$14
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$8	$(16)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	318	—	318
Other comprehensive income (loss)	—	—	—	—	(76)	(76)
Total comprehensive income						242
Cash dividends declared ($0.248 per common share)	—	—	—	(71)	—	(71)
Share-based awards issued, net of tax of $22	689	—	8	—	—	8
Repurchase of common stock, including excise taxes	(650)	—	(9)	(81)	—	(90)
Share-based compensation	—	—	40	—	—	40
Balance as of January 31, 2025	285,232	$3	$5,489	$916	$(381)	$6,027

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	348	—	348
Other comprehensive income (loss)	—	—	—	—	11	11
Total comprehensive income						359
Cash dividends declared ($0.236 per common share)	—	—	—	(69)	—	(69)
Share-based awards issued, net of tax of $25	919	—	9	—	—	9
Share-based compensation	—	—	44	—	—	44
Balance as of January 31, 2024	293,042	$3	$5,440	$1,061	$(316)	$6,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. OVERVIEW, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview. Agilent Technologies, Inc. ("we," "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

Our fiscal year-end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, these dates refer to our fiscal year and fiscal quarters.

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2025.

Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprise a reportable segment. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.
Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2025 and 2024 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2024 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of January 31, 2025 and October 31, 2024, condensed consolidated statement of comprehensive income (loss) for the three months ended January 31, 2025 and 2024, condensed consolidated statement of operations for the three months ended January 31, 2025 and 2024, condensed consolidated statement of cash flows for the three months ended January 31, 2025 and 2024 and condensed consolidated statement of equity for the three months ended January 31, 2025 and 2024.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets follows:

	January 31,	October 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$1,467	$1,329
Restricted cash included in other assets	3	3
Total cash, cash equivalents and restricted cash	$1,470	$1,332

Leases. As of January 31, 2025 and October 31, 2024, operating lease right-of-use assets where we are the lessee were $172 million and $177 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $177 million and $184 million as of January 31, 2025 and October 31, 2024, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2025 and October 31, 2024, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of both January 31, 2025 and October 31, 2024, the total carrying value of investments and loans in privately held companies considered as VIEs was $79 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of January 31, 2025 and October 31, 2024, the fair value of the commercial paper approximates its carrying value. As of January 31, 2025, the fair value of our senior notes was $3,074 million with a carrying value of $3,326 million. This compares to the fair value of our senior notes of $3,083 million with a carrying value of $3,326 million as of October 31, 2024. The change in the fair value compared to carrying value in the three months ended January 31, 2025 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See also Note 9, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended Jan 31,
	2025				2024
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$312	$261	$96	$669	$283	$253	$94	$630
Europe	190	188	85	463	184	185	89	458
Asia Pacific	145	247	157	549	153	248	169	570
Total	$647	$696	$338	$1,681	$620	$686	$352	$1,658

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	Jan 31,
	2025	2024
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$585	$565
Diagnostics and Clinical	240	228
Academic and Government	137	150
Chemicals and Advanced Materials	379	392
Food	168	157
Environmental and Forensics	172	166
Total	$1,681	$1,658

Revenue by Type
Instrumentation	$625	$630
Non-instrumentation and other	1,056	1,028
Total	$1,681	$1,658

Revenue by region is based on the ship to location of the customer. Revenue by end market is determined by the market indicator of the customer and by customer type. Instrumentation revenue includes sales from instruments, remarketed instruments and third-party products. Non-instrumentation revenue includes sales from contract and per incident services, companion diagnostics, contract development and manufacturing, spare parts, consumables, reagents, vacuum pumps, subscriptions, software licenses and associated services.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of January 31, 2025 and October 31, 2024, were $248 million and $247 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the three months ended January 31, 2025:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2024	$701
Net revenue deferred in the period	312
Revenue recognized that was included in the contract liability balance at the beginning of the period	(230)
Change in deferrals from customer cash advances, net of revenue recognized	14
Currency translation and other adjustments	(15)
Ending balance as of January 31, 2025	$782

During the three months ended January 31, 2024 revenue recognized that was included in the contract liability balance at October 31, 2023 was $229 million.

Contract liabilities primarily relate to multiple element arrangements for which billing has occurred but transfer of control of all elements to the customer has either partially or not occurred at the balance sheet date. This includes cash received from customers for products and related installation and services in advance of the transfer of control. Contract liabilities are classified as either current in deferred revenue or long-term in other long-term liabilities in the condensed consolidated balance sheets based on the timing of when we expect to complete our performance obligation.

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2025, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2025, was $408 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return (“TSR”) and LTPP Earnings Per Share (“EPS”) programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. For LTPP awards granted in fiscal year 2025, final payout of fiscal year 2025 awards will be further adjusted on achievement of predefined operating margin targets for fiscal year 2027. All LTPP awards are subject to a one-year post-vest holding period.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Cost of products and services	$12	$14
Research and development	5	6
Selling, general and administrative	24	24
Total share-based compensation expense	$41	$44

At January 31, 2025 and October 31, 2024, no share-based compensation was capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2025	2024
Stock Option Plans:
Weighted average risk-free interest rate	4.1%	4.4%
Dividend yield	0.7%	0.8%
Weighted average volatility	29%	29%
Expected life	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	30%	28%
Volatility of selected peer-company shares	16%-62%	16%-70%
Pair-wise correlation with selected peers	29%	30%

Post-vest holding restriction discount for all executive awards	6.7%	6.4%

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

5.     INCOME TAXES

For the three months ended January 31, 2025, our income tax expense was $49 million with an effective tax rate of 13.4 percent. For the three months ended January 31, 2025, there were no significant discrete items.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Numerator:
Net income	$318	$348
Denominator:
Basic weighted-average shares	285	293
Potential common shares— stock options and other employee stock plans	2	1
Diluted weighted-average shares	287	294

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

For the three months ended January 31, 2025 and 2024, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of January 31, 2025 and October 31, 2024 consisted of the following:

	January 31, 2025	October 31, 2024
	(in millions)
Finished goods	$532	$523
Purchased parts and fabricated assemblies	465	449
Inventory	$997	$972

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2025:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2024	$3,000	$1,168	$309	$4,477
Foreign currency translation impact	(22)	(4)	(5)	(31)
Goodwill arising from acquisitions and adjustments	(17)	—	—	(17)
Goodwill as of January 31, 2025	$2,961	$1,164	$304	$4,429

In the first quarter of fiscal year 2025, we reorganized our operating segments; see Note 17, "Segment Information" for more information about our segment reorganization. As a result, we used the relative fair value allocation approach to reassign $1.274 billion of goodwill from our Applied Markets segment (formerly Life Sciences and Applied Markets segment) to our Agilent CrossLab and Life Sciences and Diagnostics Markets segments (formerly Diagnostics and Genomics segment). Of the $1.274 billion goodwill reallocated, $365 million was reassigned to our Life Sciences and Diagnostics Markets segment and $909 million was reassigned to our Agilent CrossLab segment. Goodwill balances as of October 31, 2024 have been recast to conform to this new presentation. As a result of the reorganization, our reporting units are: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets. In addition, we performed a quantitative goodwill impairment test, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.

The component parts of other intangible assets as of October 31, 2024 and January 31, 2025 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2024
Purchased technology	$1,484	$1,169	$315
Trademark/Tradename	199	174	25
Customer relationships	291	107	184
Backlog	9	—	9
Third-party technology and licenses	33	19	14
Total intangible assets	$2,016	$1,469	$547
As of January 31, 2025
Purchased technology	$1,481	$1,185	$296
Trademark/Tradename	199	176	23
Customer relationships	286	113	173
Backlog	9	1	8
Third-party technology and licenses	33	19	14
Total intangible assets	$2,008	$1,494	$514

During the three months ended January 31, 2025, we recorded measurement period adjustments to decrease goodwill by $17 million primarily to reduce other liabilities and to increase other intangible assets by $2 million related to our acquisition of BIOVECTRA. During the three months ended January 31, 2025, other intangible assets in total decreased $7 million due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended January 31, 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

During the three months ended January 31, 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the condensed consolidated statement of operations related to a project in our Applied Markets segment. During the three months ended January 31, 2024 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill.

For the three months ended January 31, 2025 and 2024, amortization expense of intangible assets was $28 million and $26 million, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2025 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2025	$76
2026	$74
2027	$71
2028	$64
2029	$60
2030	$51
Thereafter	$118

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 were as follows:

		Fair Value Measurement at January 31, 2025 Using
	January 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$871	$871	$—	$—
Derivative instruments (foreign exchange contracts)	17	—	17	—
Long-term
Trading securities	42	42	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$961	$913	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$4	$—	$4	$—
Long-term
Deferred compensation liability	42	—	42	—
Total liabilities measured at fair value	$46	$—	$46	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 were as follows:

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$800	$800	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	43	43	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$888	$843	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$55	$—	$55	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Net gain (loss) recognized during the period on equity securities	$1	$3
Less: Net gain (loss) on equity securities sold during the period	$—	$—
Unrealized gain (loss) on equity securities	$1	$3

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2025, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2024, long-lived assets held and used with a carrying value of $8 million were written down to their fair value of zero resulting in an impairment charge of $8 million.

For the three months ended January 31, 2025 and 2024, there were no impairments of long-lived assets held for sale.

Non-Marketable Equity Securities

For the three months ended January 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $1 million of downward adjustments and no upward adjustments which were included in net income as adjustments to the carrying value.

For the three months ended January 31, 2024, there were no unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of January 31, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments and $31 million downward adjustments, and the carrying amount was $100 million.

As of January 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $38 million upward adjustments and $29 million downward adjustments, and the carrying amount was $102 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2025, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2025 and 2024, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2025 was $2 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2025 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three months ended January 31, 2025, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2025, was approximately $2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2025.

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of January 31, 2025 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	330	$(541)

Net Investment Hedges
Foreign exchange forward contracts	3	$(33)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	195	$(19)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of January 31, 2025, and October 31, 2024, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2025	October 31, 2024	Balance Sheet Location	January 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$14	$4	Other accrued liabilities	$2	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$2	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$1	$10	Other accrued liabilities	$2	$10
Total derivatives	$17	$14		$4	$12

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$14	$(10)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$3	$3
Gain on time value of forward contracts recorded in cost of sales	$1	$2

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$2	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(2)	$(2)

At January 31, 2025, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $20 million. Within the next twelve months it is estimated that $9 million of gain included

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three months ended January 31, 2025 and 2024, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended Jan 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$—	$—	$5	$5	$—	$—
Interest cost on benefit obligation	5	5	6	6	—	1
Expected return on plan assets	(6)	(5)	(11)	(9)	(1)	(1)
Amortization of net actuarial (gain) loss	—	1	(6)	(4)	—	—
Total net periodic benefit cost (income)	$(1)	$1	$(6)	$(2)	$(1)	$—

Settlement (gain) loss	$—	$—	$14	$—	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

During the three months ended January 31, 2025, we transferred all the assets and obligations of our Netherlands defined benefit plan to an unaffiliated insurance company under a buy-out contract. The settlement resulted in a net loss of $14 million, which is included in other income (expense), net in the condensed consolidated statement of operations. The settlement loss includes the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive income.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Employer Contributions
	Jan 31,		For Remainder of Year
	2025	2024	2025
	(in millions)
U.S. defined benefit plans	$—	$—	$—
Non-U.S. defined benefit plans	$6	$6	$12

12. WARRANTIES AND CONTINGENCIES

Warranties

We accrue for standard warranty costs based on historical trends in actual warranty charges over the past 12 months. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period. The standard warranty accrual balances are held in other accrued and other long-term liabilities on our condensed consolidated balance sheets. Our standard warranty terms typically extend to one year from the date of delivery, depending on the product.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Standard warranty accrual, beginning balance	$30	$29
Accruals for warranties including change in estimates	12	15
Settlements made during the period	(13)	(14)
Standard warranty accrual, ending balance	$29	$30

Accruals for warranties due within one year	$29	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $37 million as of January 31, 2025 and October 31, 2024, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

A summary of our aggregate liability relating to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5

Total restructuring expense since inception of all plans:
Fiscal Year 2023 Plan	$50
Fiscal Year 2024 Plan	73
Total restructuring expense since inception of all plans	$123

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The aggregate restructuring liability of $5 million at January 31, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from both restructuring plans is shown below:

	Three Months Ended	Three Months Ended
	Jan 31,	Jan 31,
	2025	2024
	(in millions)
Cost of products and services	$—	$—
Research and development	—	2
Selling, general and administrative	1	1
Total restructuring costs	$1	$3

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The costs associated with this workforce reduction include severance and other personnel-related costs. While the majority of the workforce reduction was completed by the end of fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the second quarter of fiscal year 2025.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimate in the three months ended January 31, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4

Total restructuring expense since inception of FY 24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have substantially completed all workforce management actions in connection with the FY23 Plan. During the three months ended January 31, 2025, we settled cash payments of $1 million, and the remaining accrual of $1 million will be settled in our second quarter of fiscal year 2025.

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the three months ended January 31, 2025, we made no borrowings or repayments under these credit facilities. As of both January 31, 2025 and October 31, 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

fixed for the duration of the advance. During the three months ended January 31, 2025, we made no borrowings or repayments under this credit facility. As of both January 31, 2025 and October 31, 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2025.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2025, we borrowed $301 million and repaid $331 million under our commercial paper program. As of January 31, 2025 we had borrowings of $10 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.45 percent. As of October 31, 2024 we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 4.92 percent.

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of January 31, 2025 and October 31, 2024, the current portion of these loans of $6 million and $5 million, respectively, was recorded in short-term debt.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2025	October 31, 2024
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$299	$299
2027 Senior Notes	596	596
2029 Senior Notes	496	496
2030 Senior Notes	497	497
2031 Senior Notes	845	845
2034 Senior Notes	593	593
Total Senior Notes	$3,326	$3,326

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2025, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of January 31, 2025 and October 31, 2024, the non-current portion of these loans of $21 million (including additional draw and measurement period adjustment) and $19 million, respectively, was recorded in long-term debt.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Programs

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023.

During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million under this authorization. As of January 31, 2025, we had remaining authorization to repurchase up to approximately $284 million of our common stock under the 2023 repurchase program.

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

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2025, we paid cash dividends of $0.248 per common share or $71 million on the company's common stock. During the three months ended January 31, 2024, we paid cash dividends of $0.236 per common share or $69 million on the company's common stock.

On February 19, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $71 million which will be paid on April 23, 2025 to all shareholders of record at the close of business on April 1, 2025.
The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2025	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2024	$(323)	$121	$(112)	$9	$(305)
Other comprehensive income (loss) before reclassifications	(85)	—	—	14	(71)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—	(3)	(3)
Tax (expense) benefit	—	—	—	(2)	(2)
Other comprehensive income (loss)	(85)	—	—	9	(76)
As of January 31, 2025	$(408)	$121	$(112)	$18	$(381)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2025 and 2024 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2025	2024

Foreign currency translation	$—	$8	Other income (expense), net
	—	8	Total before income tax
	—	—	(Provision) benefit for income tax
	—	8	Total net of income tax

Unrealized gain (loss) on derivatives	3	3	Cost of products
	3	3	Total before income tax
	(1)	(1)	(Provision) benefit for income tax
	2	2	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	—	3	Other income (expense), net
	—	3	Total before income tax
	—	(1)	(Provision) benefit for income tax
	—	2	Total net of income tax

Total reclassifications for the period	$2	$12

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

17. SEGMENT INFORMATION

Description of segments. We are a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.
In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. All historical financial segment information has been recast to conform to this new presentation.
Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprise a reportable segment. The three operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services and manufacturing are considered in determining the formation of these operating segments.
A description of our three reportable segments is as follows:
Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography ("LC") and liquid chromatography mass spectrometry ("LCMS") businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Third, our contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fourth, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry, in situ hybridization, hematoxylin and eosin staining and special staining. This business further provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies. Fifth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Sixth, our genomics business includes reagents to support next-generation sequencing ("NGS") workflows and arrays. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

Our Agilent CrossLab segment provides an extensive services and consumables portfolio that spans the entire lab, in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications. Our services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

to supplies. Key product categories in consumables include gas chromatography ("GC") and liquid chromatography ("LC") columns, sample preparation products, custom chemistries, and a large selection of laboratory supplies. Software and informatics solutions include software for instrument control, data acquisition, data analysis, secure storage of results, and laboratory information and workflow management. This software facilitates the compliant use of instruments in pharmaceutical quality assurance and quality control environments. The OpenLab laboratory software suite is a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise. Laboratory automation offers automated sample preparation solutions, including liquid handling, plate management, consumables and scheduling software. These solutions range from standalone automation platforms to integrated workflow solutions with seamless integration to our instrumentation.

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography ("GC") and gas chromatography mass spectrometry ("GCMS") businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in the food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

A significant portion of the segments' expenses arises from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, corporate development and other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate certain costs to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Unallocated costs consist of asset impairments, amortization of acquisition-related intangible assets, acquisition and integration costs, transformational initiatives expenses, restructuring and other related costs, business exit and divestiture costs and certain other charges. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Net Revenue:
Life Sciences and Diagnostics Markets	$647	$620
Agilent CrossLab	696	686
Applied Markets	338	352
Total net revenue	$1,681	$1,658

Segment Income From Operations:
Life Sciences and Diagnostics Markets	$117	$114
Agilent CrossLab	221	222
Applied Markets	84	92
Total segment income from operations	$422	$428

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2025	2024
	(in millions)
Total reportable segment income from operations	$422	$428
Unallocated costs:
Amortization of intangible assets related to business combinations	(28)	(26)
Acquisition and integration costs	(9)	(2)
Transformational initiatives	(6)	(3)
Asset impairment	—	(8)
Restructuring and other related costs	(1)	(3)
Other	(2)	(2)
Total unallocated costs	(46)	(44)
Income from operations	376	384
Interest income	15	18
Interest expense	(28)	(22)
Other income (expense), net	4	23
Income before taxes, as reported	$367	$403

The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	January 31, 2025	October 31, 2024
	(in millions)
Assets:
Life Sciences and Diagnostics Markets	$5,790	$5,866
Agilent CrossLab	2,421	2,360
Applied Markets	873	872
Unallocated Assets	2,830	2,748
Total assets	$11,914	$11,846

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements, leveraging our product platforms to maximize growth, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Executive Summary

Agilent Technologies, Inc. ("we," "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2025. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.

Actual Results

Net revenue of $1,681 million for the three months ended January 31, 2025 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Net revenue for the three months ended January 31, 2025, increased in our Life Sciences and Diagnostics Markets and Agilent CrossLab segments partially offset by decreased revenue in our Applied Markets segment. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in the three months ended January 31, 2025. Revenue generated by our Life Sciences and Diagnostics Markets segment for the three months ended January 31, 2025 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Revenue generated by our Agilent CrossLab segment for the three months ended January 31, 2025 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Revenue generated by our Applied Markets segment for the three months ended January 31, 2025 decreased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025, had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Net income for the three months ended January 31, 2025 was $318 million compared to net income of $348 million for the corresponding period last year. In the three months ended January 31, 2025, cash provided by operations was $431 million compared to cash provided by operations of $485 million in the same period last year.

Dividends. During the three months ended January 31, 2025, we paid cash dividends of $0.248 per common share or $71 million on the company's common stock. During the three months ended January 31, 2024, we paid cash dividends of $0.236 per common share or $69 million on the company's common stock.

On February 19, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $71 million which will be paid on April 23, 2025 to all shareholders of record at the close of business on April 1, 2025. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million under this authorization. As of January 31, 2025, we had remaining authorization to repurchase up to approximately $284 million of our common stock under the 2023 repurchase program.

Looking forward, our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. While customer capital budgets continue to be constrained, we anticipate a steady recovery in the near-term. We also remain optimistic about the long-term health of our key end markets. Although inflationary pressures are uncertain, we will continue to mitigate their impact through targeted pricing strategies and various other cost-saving initiatives.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

A summary of our aggregate liability relating to both restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5

Total restructuring expense since inception of all plans:
Fiscal Year 2023 Plan	$50
Fiscal Year 2024 Plan	73
Total restructuring expense since inception of all plans	$123

The aggregate restructuring liability of $5 million at January 31, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from both restructuring plans is shown below:

	Three Months Ended	Three Months Ended
	Jan 31,	Jan 31,
	2025	2024
	(in millions)
Cost of products and services	$—	$—
Research and development	—	2
Selling, general and administrative	1	1
Total restructuring costs	$1	$3

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The costs associated with this workforce reduction include severance and other personnel-related costs. While the majority of the workforce reduction was completed by the end of fiscal year 2024, we expect to substantially complete the remaining restructuring activities by the second quarter of fiscal year 2025. When completed, the restructuring program is expected to result in the reduction of approximately $100 million in annual cost of sales and operating expenses over our three business segments.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimate in the three months ended January 31, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4

Total restructuring expense since inception of FY 24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have substantially completed all workforce management actions in connection with the FY23 Plan. During the three months ended January 31, 2025, we settled cash payments of $1 million, and the remaining accrual of $1 million will be settled in our second quarter of fiscal year 2025.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
	(in millions)
Net revenue:
Products	$1,200	$1,209	(1)%
Services and other	481	449	7%
Total net revenue	$1,681	$1,658	1%

Net revenue of $1,681 million for the three months ended January 31, 2025 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Revenue from products for the three months ended January 31, 2025 decreased 1 percent when compared to the same period last year. The product revenue decline in the three months ended January 31, 2025 was primarily driven by decreases in our gas chromatography, cell analysis and spectroscopy businesses partially offset by increases in our liquid chromatography and liquid chromatography mass spectrometry businesses when compared to the same period last year.

Services and other revenue for the three months ended January 31, 2025 increased 7 percent when compared to the same period last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three months ended January 31, 2025, service revenue increases reflected strong growth from contract repair and preventative maintenance services partially offset by declines in per incident services including consulting services, compliance and relocations.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	647	620	4%
Agilent CrossLab	696	686	1%
Applied Markets	$338	$352	(4)%
Total net revenue	$1,681	$1,658	1%

Revenue in the Life Sciences and Diagnostics Markets segment for the three months ended January 31, 2025, increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. For the three months ended January 31, 2025, we saw strong revenue growth in the pharmaceutical market led by revenue from our BIOVECTRA business. We also saw strong revenue growth in the diagnostics and clinical market and moderate revenue growth from the environmental and forensics market partially offset by a decline in revenue in the academia and government market when compared to the same period last year.

Revenue in the Agilent CrossLab segment for the three months ended January 31, 2025, increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2025, we saw revenue growth across most of our end markets led by strong growth in the environmental and forensics, diagnostics and clinical, and food markets partially offset by a decline in the academia and government market when compared to the same period last year.

Revenue in the Applied Markets segment for the three months ended January 31, 2025 decreased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. For the three months ended January 31, 2025, we saw a significant decline in revenue in the chemical and advanced materials and academia and government markets partially offset by significant revenue growth in the food market when compared to the same period last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
(in millions, except margin data)
Total gross margin	53.5%	54.8%	(1) ppts
Research and development	$113	$128	(12)%
Selling, general and administrative	$410	$396	3%
Operating margin	22.4%	23.2%	(1) ppts
Income from operations	$376	$384	(2)%

Total gross margin for the three months ended January 31, 2025 decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2025 was unfavorably impacted by product mix, impact of currency movements and higher wages partially offset by targeted price increases, lower inventory charges, warranty and variable pay when compared to the same period last year.

Research and development expenses for the three months ended January 31, 2025 decreased 12 percent when compared to the same period last year. Research and development expenses in the three months ended January 31, 2024 included an impairment of in-process research and development of $6 million. Research and development expenses for the three months ended January 31, 2025 also decreased due to lower salary expense related to prior year workforce reduction activities, lower variable pay and stock-based compensation expense when compared to the same period last year.

Selling, general and administrative expenses for the three months ended January 31, 2025 increased 3 percent when compared to the same period last year. The increase in selling, general and administrative expenses was due to higher corporate infrastructure and intangible amortization expenses partially offset by lower salary expense related to prior year workforce reduction activities, favorable impact of currency movements and lower variable pay when compared to the same period last year.

Total operating margin for the three months ended January 31, 2025 decreased 1 percentage point when compared to the same period last year. The decrease in total operating margin for the three months ended January 31, 2025 was unfavorably impacted by product mix, impact of currency movements and higher corporate infrastructure expenses partially offset by lower salary expense related to prior year workforce reduction activities.

Income from operations for the three months ended January 31, 2025, decreased $8 million or 2 percent on a corresponding revenue increase of $23 million.

Interest income for the three months ended January 31, 2025 and 2024 was $15 million and $18 million, respectively. The decrease in interest income in 2025 was primarily due to lower cash balances.

At January 31, 2025, our headcount was approximately 17,900 as compared to approximately 17,700 at January 31, 2024.

Other income (expense), net

For the three months ended January 31, 2025, other income (expense), net of $4 million income includes a net gain of $1 million on equity securities and income of $13 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations. For the three months ended January 31, 2025, other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan.

For the three months ended January 31, 2024, other income (expense), net of $23 million income includes a net gain of $3 million on equity securities and income of $7 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations. For the three months ended January 31, 2024, other income (expense), net also includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).

Income Taxes

For the three months ended January 31, 2025, our income tax expense was $49 million with an effective tax rate of 13.4 percent. For the three months ended January 31, 2025, there were no significant discrete items.

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

Segment Overview

In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended January 31, 2025. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.

Life Sciences and Diagnostics Markets

Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients ("APIs") for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography ("LC") and liquid chromatography mass spectrometry ("LCMS") businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Third, our contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as API in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fourth, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry, in situ hybridization, hematoxylin and eosin staining and special staining. This business further provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies. Fifth, we also collaborate with a number of major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Sixth, our genomics business includes reagents to support next-generation sequencing ("NGS") workflows and arrays. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including NGS, utilized in clinical and life science research applications.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
	(in millions)

Net revenue	$647	$620	4%

Life Sciences and Diagnostics Markets segment revenue for the three months ended January 31, 2025 increased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2025 increased 10 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 3 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact compared to the same period last year. For the three months ended January 31, 2025, the revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our liquid chromatography, liquid chromatography mass spectrometry and companion diagnostics businesses. Revenue increased in Europe due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, genomics and companion diagnostics businesses. The revenue decline in Asia Pacific was driven by our liquid chromatography, cell analysis and pathology businesses partially offset by increased revenue in our liquid chromatography mass spectrometry and genomics businesses.

For the three months ended January 31, 2025, revenue performance in the pharmaceutical market had strong growth mainly due to the BIOVECTRA acquisition, strong growth in our liquid chromatography mass spectrometry business and moderate growth in our liquid chromatography business. We saw strong revenue growth in the diagnostics and clinical market led by our liquid chromatography, liquid chromatography mass spectrometry, companion diagnostics, cell analysis and biomolecular analysis businesses which was partially offset by a decline in our pathology business. Revenue in the academia and government market declined due to our biomolecular, cell analysis and genomics businesses, partially offset by modest growth in our liquid chromatography and liquid chromatography mass spectrometry businesses. Within the applied markets, we saw modest revenue growth primarily within the environmental and forensics markets.

Looking forward, we are optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We continue to leverage our liquid chromatography and liquid chromatography mass spectrometry platforms to maximize our growth via key vectors across our markets, making us optimistic about our long-term growth opportunities in the life sciences markets. We remain positive about the growth in our diagnostic and clinical markets around our OMNIS platforms. Market demand for therapeutic oligo continues to grow, and our CDMO business is well positioned to serve expanding customer requirements. We will also continue to invest in research and development, invest in expanding and improving our applications and solutions portfolio and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
(in millions, except margin data)
Gross margin	52.8%	54.9%	(2) ppts
Research and development	$63	$66	(6)%
Selling, general and administrative	$162	$160	1%
Operating margin	18.1%	18.4%	—
Income from operations	$117	$114	3%

Gross margin for products and services for the three months ended January 31, 2025, decreased 2 percentage points when compared to the same period last year. Gross margin for the three months ended January 31, 2025 was impacted mainly by unfavorable business mix and impact of currency movements which was partially offset by lower salary expense related to prior year workforce reduction activities.

Research and development expenses for the three months ended January 31, 2025, decreased 6 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2025 decreased primarily due to lower salary expenses related to prior year workforce reduction activities and variable pay.

Selling, general and administrative expenses for the three months ended January 31, 2025, increased 1 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2025 increased due to higher allocation of corporate infrastructure expenses partially offset by lower salary expenses related to prior year workforce reduction activities, variable pay and the favorable impact of currency movements.

Operating margin for products and services for the three months ended January 31, 2025 was flat when compared to the same period last year. Operating margin for products and services for the three months ended January 31, 2025, was flat due to unfavorable business mix and higher corporate infrastructure expense allocation offset by lower salary expense related to prior year workforce reduction activities.

Income from operations for the three months ended January 31, 2025 increased $3 million or 3 percent on a corresponding revenue increase of $27 million.
Agilent CrossLab

Our Agilent CrossLab segment provides an extensive services and consumables portfolio that spans the entire lab, in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications. Our services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include gas chromatography ("GC") and liquid chromatography ("LC") columns, sample preparation products, custom chemistries, and a large selection of laboratory supplies. Software and informatics solutions include software for instrument control, data acquisition, data analysis, secure storage of results, and laboratory information and workflow management. This software facilitates the compliant use of instruments in pharmaceutical quality assurance and quality control environments. The OpenLab laboratory software suite is a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise. Laboratory automation offers automated sample preparation solutions, including liquid handling, plate management, consumables and scheduling software. These solutions range from standalone automation platforms to integrated workflow solutions with seamless integration to our instrumentation.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
	(in millions)

Net revenue	$696	$686	1%

Agilent CrossLab segment revenue for the three months ended January 31, 2025 increased 1 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2025 increased 3 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 2 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 1 percent in Asia Pacific with a 2 percentage point unfavorable currency impact compared to the same period last year. For the three months ended January 31, 2025, revenue growth in the Americas was primarily driven by repair, compliance and maintenance services and the lab automation business partially offset by weakness in installation service and the consumables and software and informatics businesses. In Europe, revenue growth was primarily driven by repair and maintenance services and the consumables business partially offset by weakness in installation service, the software and informatics and lab automation businesses. In the Asia Pacific region, weakness in the lab automation and software and informatics businesses was partially offset by the revenue growth from repair and maintenance services and consumables.

For the three months ended January 31, 2025, we saw growth across the majority of our end markets. We saw strong growth in the environmental and forensics market and the diagnostics and clinical market driven by our services, consumables and lab automation businesses. We saw modest growth in our chemicals and advanced materials market mainly driven by our services and consumables businesses. We saw moderate growth in our food market mainly driven by our services, consumables and lab automation businesses. Revenue from the pharmaceutical market was flat year on year with growth from the service business offset by weakness in our other businesses.
Looking forward, Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
(in millions, except margin data)
Gross margin	56.1%	56.9%	(1) ppt
Research and development	$26	$29	(7)%
Selling, general and administrative	$143	$139	3%
Operating margin	31.8%	32.4%	(1) ppt
Income from operations	$221	$222	—

Gross margin for the three months ended January 31, 2025 decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2025 was unfavorably impacted by product and service mix which was partially offset by targeted price increases and lower variable pay.

Research and development expenses for the three months ended January 31, 2025 decreased 7 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2025 decreased primarily due to lower salary expenses related to prior year workforce reduction activities.

Selling, general and administrative expenses for the three months ended January 31, 2025 increased 3 percent when compared to the same period last year. For the three months ended January 31, 2025, selling, general and administrative expenses increased due to higher allocation of corporate infrastructure expenses partially offset by lower salary expenses related to prior year workforce reduction activities, variable pay and the favorable impact of currency movements.

Operating margin for products and services for the three months ended January 31, 2025 decreased 1 percentage point when compared to the same period last year. Operating margin for the three months ended January 31, 2025 decreased due to product and service mix and higher corporate infrastructure expenses partially offset by lower salary expenses related to prior year workforce reduction activities.

Income from operations for the three months ended January 31, 2025 decreased $1 million on a corresponding revenue increase of $10 million.

Applied Markets

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography ("GC") and gas chromatography mass spectrometry ("GCMS") businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in the food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
	(in millions)

Net revenue	$338	$352	(4)%

Applied Markets segment revenue for the three months ended January 31, 2025 decreased 4 percent when compared to the same period last year. Foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2025 increased 2 percent in the Americas with a 1 percentage point unfavorable currency impact, decreased 4 percent in Europe with a 1 percentage point unfavorable currency impact and decreased 7 percent in Asia Pacific with a 2 percentage point unfavorable currency impact when compared to the same period last year. The revenue growth in the Americas was driven by strength in our gas chromatography and remarketed instruments businesses partially offset by weakness in the vacuum business when compared to the same period last year. The revenue decline in Europe was driven by weakness in our gas chromatography mass spectrometry and gas chromatography businesses partially offset by strength in the spectroscopy and vacuum businesses when compared to the same period last year. The revenue decline in Asia Pacific was driven by weakness in our gas chromatography, spectroscopy and vacuum businesses partially offset by strength in the gas chromatography mass spectrometry business when compared to the same period last year.

For the three months ended January 31, 2025, revenue declined significantly in the chemicals and advanced materials and academia and government markets partially offset by strong revenue growth in the food and diagnostics and clinical markets and modest revenue growth in the pharmaceutical and environmental and forensics markets. Revenue in the chemicals and advanced materials market declined significantly due to weakness in our spectroscopy and gas chromatography businesses partially offset by strength in the remarketed instruments business when compared to the same period last year. Revenue in the academia and government market declined significantly due to weakness in our gas chromatography, gas chromatography mass spectrometry and spectroscopy businesses when compared to the same period last year. Strong revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry, spectroscopy and gas chromatography businesses when compared to the same period last year. Strong revenue growth in the diagnostics and clinical market was driven by strength in our remarketed instruments and gas chromatography mass spectrometry businesses when compared to the same period last year.

Looking forward, we anticipate continued steady market recovery and are optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2025	2024	Months
(in millions, except margin data)
Gross margin	55.8%	56.4%	(1) ppt
Research and development	$23	$25	(8)%
Selling, general and administrative	$81	$82	—
Operating margin	25.0%	26.1%	(1) ppt
Income from operations	$84	$92	(8)%

Gross margin for the three months ended January 31, 2025, decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2025 was impacted by lower sales volume, unfavorable impact of currency movements, and higher logistics costs partially offset by lower salary expense and lower warranty costs when compared to the same period last year.

Research and development expenses for the three months ended January 31, 2025, decreased 8 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2025 decreased due to lower salary expense, variable pay and the favorable impact of currency movements when compared to the same period last year.

Selling, general and administrative expenses for the three months ended January 31, 2025, were flat when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2025, were impacted by lower salary expense, marketing expense, variable pay and the favorable impact of currency movements offset by a higher allocation of corporate infrastructure expenses when compared to the same period last year.

Operating margin for the three months ended January 31, 2025 decreased 1 percentage point when compared to the same period last year. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower salary expense and warranty costs when compared to the same period last year.

Income from operations for the three months ended January 31, 2025, decreased $8 million or 8 percent on a corresponding revenue decrease of $14 million.

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

Our financial position as of January 31, 2025 consisted of cash and cash equivalents of $1,467 million as compared to $1,329 million as of October 31, 2024.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $431 million for the three months ended January 31, 2025 compared to net cash provided by operating activities of $485 million for the same period in 2024. In the three months ended January 31, 2025, we paid approximately $98 million under our variable and incentive pay programs as compared to $105 million paid for the same period in 2024. Net cash paid for income taxes in the three months ended January 31, 2025 was $19 million compared to net cash paid for income taxes of $24 million for the same period in 2024.

In the three months ended January 31, 2025, accounts receivable used cash of $30 million compared to cash provided of $10 million for the same period in 2024. Days’ sales outstanding ("DSO") as of January 31, 2025 was 71 days when compared to 70 days as of January 31, 2024. Cash used by inventory was $40 million for the three months ended January 31, 2025 compared to cash used of $9 million for the same period in 2024. Inventory days on-hand was 115 days as of January 31, 2025 compared to 124 days as of January 31, 2024. In the three months ended January 31, 2025, accounts payable provided cash of $3 million compared to cash provided of $84 million for the same period in 2024. This was mainly due to more expenditures for direct materials as we continue optimizing our inventory levels and to timing of payments when compared to the same period in 2024.
We contributed approximately $6 million to our defined benefit plans in the three months ended January 31, 2025 and 2024, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $12 million to our defined benefit plans during the remainder of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $94 million for the three months ended January 31, 2025 as compared to net cash used in investing activities of $95 million in the same period of 2024.

Investments in property, plant and equipment were $97 million for the three months ended January 31, 2025 compared to $90 million in the same period of 2024. We expect that total capital expenditures for the current year will be approximately $450 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2025 was $180 million compared to net cash used in financing activities of $240 million for the same period of 2024.

Treasury Stock Repurchases. Our 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the three months ended January 31, 2024, we repurchased and retired no shares under this authorization. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million under this authorization. As of January 31, 2025, we had remaining authorization to repurchase up to approximately $284 million of our common stock under the 2023 repurchase program.

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

Dividends. During the three months ended January 31, 2025 and 2024, we paid cash dividends of $0.248 per common share or $71 million, and $0.236 per common share or $69 million, respectively, on the company's common stock.

On February 19, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $71 million which will be paid on April 23, 2025 to all shareholders of record at the close of business on April 1, 2025. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the three months ended January 31, 2025, we made no borrowings or repayments under these credit facilities. As of January 31, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the three months ended January 31, 2025 and 2024, we had no borrowings or repayments under this credit facility. As of January 31, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2025.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2025, we borrowed $301 million and repaid $331 million under our commercial paper program compared to no borrowings or repayments in the same period in 2024. As of January 31, 2025 we had borrowings of $10 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.45 percent.

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that was paid in full as of October 31, 2024. During the three months ended January 31, 2024, we made a payment of 180 million on this term loan.

Other Loans. In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency (“ACOA”). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of January 31, 2025, the current portion of these loans of $6 million was recorded in short-term debt and the non-current portion of $21 million (including additional draw and measurement period adjustment) was recorded in long-term debt.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the three months ended January 31, 2025 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Other. Our commitments for indirect material and services increased by $12 million from $136 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers decreased by $38 million from $641 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 to our contractual commitments in the first three months of fiscal year 2025. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2025 and October 31, 2024 include $101 million and $115 million, respectively, related to long-term income tax liabilities. Of these amounts, $50 million and $64 million related to uncertain tax positions as of January 31, 2025 and October 31, 2024, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of January 31, 2025 the remaining $51 million in other long-term liabilities relates to the U.S. transition tax payment which is due within the next two years.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 47 percent and 46 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2025 and 2024, respectively. The overall effect of changes in foreign currency exchange rates had an overall unfavorable impact on revenue growth of 2 percentage points in the three months ended January 31, 2025 principally as a result of the strength of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2025, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Overall, foreign currency movements for the three months ended January 31, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

We sell our products into many countries and we also source many components and materials for our products from and manufacture our products in various countries. Future tariffs and tariffs already implemented could have a negative impact on our business, results of operations and financial condition. It may be time-consuming and expensive for us to alter our business operations in order to adapt to any such change. Further, additional tariffs, the scope and duration of which, if implemented, remains uncertain, which have been proposed or threatened and the potential escalation of a trade war and retaliatory measures could have a material adverse effect on our business, results of operations and financial condition.

Most of our accounting and tax processes including general accounting, cost accounting, accounts payable, accounts receivable and tax functions are centralized at locations in India and Malaysia. If economic, political, health or other conditions change in those countries, it may adversely affect operations, including impairing our ability to pay our suppliers and collect our receivables. Our results of operations, as well as our liquidity, may be adversely affected and possible delays may occur in reporting financial results.

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

Recent and dynamic government rule making and policy changes could increase our costs, affect our markets and customers and impact our results of operations.

The rapid increase in new government regulations, including tariffs and proposed tariffs in the geographies and markets in which we operate, could result in significant costs and require modifications in the way we and our customers conduct business. As we and our customers respond to newly enacted rules and legislation, effects on purchasing behavior and global trade relationships could affect our revenue. Increases in our costs and expenses related to our compliance activities and those of our customers and suppliers could have a negative effect on our operating margin. If we are unable to respond to changing regulations in a timely and effective manner, our results of operations could be adversely affected.

Failure to adjust our purchases due to changing market conditions or failure to accurately estimate our customers' demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have experienced a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional expenses.

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. Global privacy laws, including the EU's General Data Protection Regulation ("GDPR"), China’s Personal Information Protection Law and Data Security Law, the California Consumer Privacy Act and Brazil’s Lei Geral de Protecao de Dados, apply to our activities involving the processing of personal data, both in relation to our product and service offerings and the management of our workforce. The global proliferation of privacy laws, with governmental authorities around the world passing or considering passing legislative and regulatory proposals concerning privacy and data protection, continues to result in new requirements regarding the handling of personal data and when personal data may be transferred outside the country where it was collected. Many such laws impose significant penalties for non-compliance (including possible fines of up to four percent of total company revenue under the GDPR or orders to stop processing personal data in a particular jurisdiction). Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

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

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines, suspension of government contracts or debarment and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the U.S. Securities and Exchange Commission and New York Stock Exchange, as well as evolving investor expectations around corporate governance and environmental and social practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S., local and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.

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

Our current and historical manufacturing and research and development processes and facilities are subject to various foreign, federal, state and local environment protection and health and safety laws and regulations. As a result, we may become subject to liabilities for environmental contamination, and these liabilities may be substantial. Although our policy is to apply strict standards for environmental protection and health and safety at our sites inside and outside the United States, we may not be aware of all conditions that could subject us to liability. Further, in the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities, we may be required to make certain changes and adaptations to our manufacturing processes and facilities. We cannot predict how changes will affect our business operations or the cost of compliance to us, our customers or our suppliers. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspensions, restrictions on our operations and reputational damage. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

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

Use of AI to improve internal business operations, or in the development or provision of products or services, poses risks and challenges. AI can pose risks from an intellectual property, confidential data leakage, data protection and privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights, or attorney-client privilege in such information or trade secrets. The use of AI technologies for developing products or services may adversely affect or preclude the company’s intellectual property rights in such products or services, or may expose the company to liability related to the infringement, misappropriation or other violation of third-party intellectual property. The use of AI technologies with personally identifiable information may also result in legal liability. Further, particularly given the nascent stage of the technology, the use of AI can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or that result in unintended biases and discriminatory outcomes, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.

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

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules which applies to Agilent beginning in fiscal year 2025. The enactment of Pillar Two legislation is not expected to have any material impact to our consolidated financial statements for fiscal year 2025. We are evaluating the potential impacts the Pillar Two rules as currently constructed may have on future periods.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028. Furthermore, we are permitted pursuant to the credit agreement to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of January 31, 2025, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2025, we had cash and cash equivalents of approximately $1.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2023 Repurchase Program
Nov. 1, 2024 through Nov. 30, 2024	218,607	$133.82	218,607	$345
Dec. 1, 2024 through Dec. 31, 2024	224,793	$137.78	224,793	$314
Jan. 1, 2025 through Jan. 31, 2025	206,457	$144.15	206,457	$284
Total	649,857	$138.47	649,857	$284

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. As of January 31, 2025, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended January 31, 2025, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	March 3, 2025	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2025	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)