Form 10-Q
period 2025-04-30
AGILENT TECHNOLOGIES, INC.
filed 2025-06-02
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2025
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2025, the registrant had 284,064,728 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net revenue:
Products	$1,186	$1,125	$2,386	$2,334
Services and other	482	448	963	897
Total net revenue	1,668	1,573	3,349	3,231
Costs and expenses:
Cost of products	538	481	1,073	995
Cost of services and other	264	236	511	472
Total costs	802	717	1,584	1,467
Research and development	112	113	225	241
Selling, general and administrative	454	380	864	776
Total costs and expenses	1,368	1,210	2,673	2,484
Income from operations	300	363	676	747
Interest income	14	19	29	37
Interest expense	(29)	(20)	(57)	(42)
Other income (expense), net	(25)	12	(21)	35
Income before taxes	260	374	627	777
Provision for income taxes	45	66	94	121
Net income	$215	$308	$533	$656

Net income per share:
Basic	$0.75	$1.05	$1.87	$2.24
Diluted	$0.75	$1.05	$1.86	$2.23

Weighted average shares used in computing net income per share:
Basic	285	293	285	293
Diluted	285	293	286	294

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

Net income	$215	$308	$533	$656
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(4), $2, $(1) and $(1)	(14)	7	(3)	—
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $(1), $0, $(2) and $(1)	(1)	(1)	(3)	(3)
Foreign currency translation, net of tax expense (benefit) of $0, $0, $0 and $0	120	(24)	35	(3)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(2), $(1), $(2) and $(2)	(4)	(3)	(4)	(4)
Other comprehensive income (loss)	101	(21)	25	(10)
Total comprehensive income	$316	$287	$558	$646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,486	$1,329
Accounts receivable, net	1,366	1,324
Inventory	991	972
Other current assets	365	334
Total current assets	4,208	3,959
Property, plant and equipment, net	1,912	1,778
Goodwill	4,474	4,477
Other intangible assets, net	495	547
Long-term investments	135	175
Other assets	934	910
Total assets	$12,158	$11,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$517	$540
Employee compensation and benefits	347	368
Deferred revenue	628	544
Short-term debt	146	45
Other accrued liabilities	374	398
Total current liabilities	2,012	1,895
Long-term debt	3,349	3,345
Retirement and post-retirement benefits	126	130
Other long-term liabilities	535	578
Total liabilities	6,022	5,948
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at April 30, 2025 and October 31, 2024	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 283,936,028 shares at April 30, 2025 and 285,193,011 shares at October 31, 2024 issued and outstanding	3	3
Additional paid-in-capital	5,501	5,450
Retained earnings	912	750
Accumulated other comprehensive loss	(280)	(305)
Total stockholders' equity	6,136	5,898
Total liabilities and stockholders' equity	$12,158	$11,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$533	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	125
Share-based compensation	70	75
Deferred taxes expense (benefit)	(28)	(7)
Excess and obsolete inventory related charges	22	23
Net (gain) loss on equity securities	27	(4)
Asset impairment charges	15	8
Other non-cash (income) expense, net	2	(4)
Changes in assets and liabilities:
Accounts receivable, net	(27)	44
Inventory	(41)	3
Accounts payable	(27)	64
Employee compensation and benefits	(25)	(47)
Other assets and liabilities	(14)	(118)
Net cash provided by operating activities	652	818

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(211)	(193)
Payments to acquire equity securities	—	(3)
Payments in exchange for convertible note	(1)	(8)
Payments to acquire businesses and intangible assets, net of cash acquired	4	—
Net cash used in investing activities	(208)	(204)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	43
Payments of taxes related to net share settlement of equity awards	(24)	(26)
Payments for repurchase of common stock	(255)	(230)
Payment of excise taxes related to repurchases of common stock	(10)	—
Payments of dividends	(141)	(138)
Proceeds from issuance of long-term debt	4	—
Repayments of long-term debt	(1)	(180)
Net proceeds from (repayments of) short-term debt	100	—
Net cash used in financing activities	(296)	(531)

Effect of exchange rate movements	9	(2)

Net increase (decrease) in cash, cash equivalents and restricted cash	157	81

Cash, cash equivalents and restricted cash at beginning of period	1,332	1,593
Cash, cash equivalents and restricted cash at end of period	$1,489	$1,674

Supplemental cash flow information:
Income tax paid, net of refunds received	$248	$224
Interest payments, net of capitalized interest	$51	$40
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$—	$(21)
Excise tax on share repurchases, accrued but not paid	$2	$1
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2025	285,232	$3	$5,489	$916	$(381)	$6,027
Components of comprehensive income, net of tax:
Net income	—	—	—	215	—	215
Other comprehensive income (loss)	—	—	—	—	101	101
Total comprehensive income						316
Cash dividends declared ($0.248 per common share)	—	—	—	(70)	—	(70)
Share-based awards issued, net of tax of $2	51	—	—	—	—	—
Repurchase of common stock, including excise taxes	(1,347)	—	(18)	(149)	—	(167)
Share-based compensation	—	—	30	—	—	30
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	533	—	533
Other comprehensive income (loss)	—	—	—	—	25	25
Total comprehensive income						558
Cash dividends declared ($0.496 per common share)	—	—	—	(141)	—	(141)
Share-based awards issued, net of tax of $24	740	—	8	—	—	8
Repurchase of common stock, including excise taxes	(1,997)	—	(27)	(230)	—	(257)
Share-based compensation	—	—	70	—	—	70
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2024	293,042	$3	$5,440	$1,061	$(316)	$6,188
Components of comprehensive income, net of tax:
Net income	—	—	—	308	—	308
Other comprehensive income (loss)	—	—	—	—	(21)	(21)
Total comprehensive income						287
Cash dividends declared ($0.236 per common share)	—	—	—	(69)	—	(69)
Share-based awards issued, net of tax of $1	140	—	8	—	—	8
Repurchase of common stock, including excise taxes	(1,594)	—	(21)	(210)	—	(231)
Share-based compensation	—	—	31	—	—	31
Balance as of April 30, 2024	291,588	$3	$5,458	$1,090	$(337)	$6,214

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	656	—	656
Other comprehensive income (loss)	—	—	—	—	(10)	(10)
Total comprehensive income						646
Cash dividends declared ($0.472 per common share)	—	—	—	(138)	—	(138)
Share-based awards issued, net of tax of $26	1,059	—	17	—	—	17
Repurchase of common stock, including excise taxes	(1,594)	—	(21)	(210)	—	(231)
Share-based compensation	—	—	75	—	—	75
Balance as of April 30, 2024	291,588	$3	$5,458	$1,090	$(337)	$6,214

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

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2025.

Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprise a reportable segment. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.
Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2025 and 2024 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2024 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of April 30, 2025 and October 31, 2024, condensed consolidated statement of comprehensive income (loss) for the three and six months ended April 30, 2025 and 2024, condensed consolidated statement of operations for the three and six months ended April 30, 2025 and 2024, condensed consolidated statement of cash flows for the six months ended April 30, 2025 and 2024 and condensed consolidated statement of equity for the three and six months ended April 30, 2025 and 2024.

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others.

Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. The impact of changes to tariffs and trade policies in the first half of fiscal year 2025 was not material. However, if tariffs are implemented as initially announced in April 2025, we anticipate a significant adverse impact on our future costs of revenue, which would impact our results of operations in the second half of fiscal year 2025. The ultimate impact of changes to tariffs and trade policies will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade policies implemented and our ability to respond to and mitigate the impact of such tariffs and trade policies.

Recent headcount and funding reductions of the U.S. federal government along with those customers receiving funding from the U.S. federal government have adversely impacted our business. Continued funding and resource pressure of these government agencies and limited granting of funds could impact our customers’ ability to perform normal business functions and further impact our business.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets follows:

	April 30,	October 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$1,486	$1,329
Restricted cash included in other assets	3	3
Total cash, cash equivalents and restricted cash	$1,489	$1,332

Leases. As of both April 30, 2025 and October 31, 2024, operating lease right-of-use assets where we are the lessee were $182 million and $177 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $189 million and $184 million as of April 30, 2025 and October 31, 2024, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity ("VIE"). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2025 and October 31, 2024, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of both April 30, 2025 and October 31, 2024, the total carrying value of investments and loans in privately held companies considered as VIEs was $50 million and $79 million, respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of April 30, 2025 and October 31, 2024, the fair value of the commercial paper approximates its carrying value. As of April 30, 2025, the fair value of our senior notes was $3,120 million with a carrying value of $3,328 million. This compares to the fair value of our senior notes of $3,083 million with a carrying value of $3,326 million as of October 31, 2024. The change in the fair value in the six months ended April 30, 2025 is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 except for the following:
In May 2025, the Financial Accounting Standards Board ("FASB") issued new guidance to improve the requirements for identifying the accounting acquirer in transactions involving variable interest entities (VIEs) in business combinations. The amendments are effective for our fiscal year 2028, including interim periods within that year, with early adoption permitted. We currently do not expect the impact of these amendments to have a material impact on our condensed consolidated financial statements.
Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30,
	2025				2024
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$325	$270	$83	$678	$290	$259	$88	$637
Europe	177	194	71	442	176	182	68	426
Asia Pacific	152	249	147	548	138	223	149	510
Total	$654	$713	$301	$1,668	$604	$664	$305	$1,573

	Six Months Ended April 30,
	2025				2024
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$637	$531	$179	$1,347	$573	$512	$182	$1,267
Europe	367	382	156	905	360	367	157	884
Asia Pacific	297	496	304	1,097	291	471	318	1,080
Total	$1,301	$1,409	$639	$3,349	$1,224	$1,350	$657	$3,231

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$603	$542	$1,188	$1,107
Diagnostics and Clinical	255	239	495	467
Academic and Government	135	139	272	289
Chemicals and Advanced Materials	369	362	748	754
Food	147	139	315	296
Environmental and Forensics	159	152	331	318
Total	$1,668	$1,573	$3,349	$3,231

Revenue by Type
Instrumentation	$550	$548	$1,175	$1,178
Non-instrumentation and other	1,118	1,025	2,174	2,053
Total	$1,668	$1,573	$3,349	$3,231

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of April 30, 2025 and October 31, 2024, were $289 million and $247 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the six months ended April 30, 2025:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2024	$701
Net revenue deferred in the period	432
Revenue recognized that was included in the contract liability balance at the beginning of the period	(347)
Change in deferrals from customer cash advances, net of revenue recognized	16
Currency translation and other adjustments	8
Ending balance as of April 30, 2025	$810

During the six months ended April 30, 2024 revenue recognized that was included in the contract liability balance at October 31, 2023 was $350 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2025, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2025, was $429 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return ("TSR") and LTPP Earnings Per Share ("EPS") programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. For LTPP awards granted in fiscal year 2025, final payout of fiscal year 2025 awards will be further adjusted on achievement of predefined operating margin targets for fiscal year 2027. All LTPP awards are subject to a one-year post-vest holding period.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$10	$9	$22	$23
Research and development	3	3	8	9
Selling, general and administrative	17	20	41	44
Total share-based compensation expense	$30	$32	$71	$76

At April 30, 2025 and October 31, 2024, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Stock Option Plans:
Weighted average risk-free interest rate	4.0%	4.2%	4.1%	4.4%
Dividend yield	0.8%	0.7%	0.7%	0.8%
Weighted average volatility	29%	29%	29%	29%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	30%	28%	30%	28%
Volatility of selected peer-company shares	16%-62%	16%-70%	16%-62%	16%-70%
Pair-wise correlation with selected peers	29%	30%	29%	30%

Post-vest holding restriction discount for all executive awards	6.7%	6.4%	6.7%	6.4%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and six months ended April 30, 2025, our income tax expense was $45 million with an effective tax rate of 17.3 percent and $94 million with an effective tax rate of 15.0 percent, respectively. For the three and six months ended April 30, 2025, there were no significant discrete items.

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

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Numerator:
Net income	$215	$308	$533	$656
Denominator:
Basic weighted-average shares	285	293	285	293
Potential common shares— stock options and other employee stock plans	—	—	1	1
Diluted weighted-average shares	285	293	286	294

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

For the three and six months ended April 30, 2025 and 2024, potential common shares excluded from the calculation of diluted earnings per share were not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

Inventory as of April 30, 2025 and October 31, 2024 consisted of the following:

	April 30, 2025	October 31, 2024
	(in millions)
Finished goods	$529	$523
Purchased parts and fabricated assemblies	462	449
Inventory	$991	$972

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2025:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2024	$3,000	$1,168	$309	$4,477
Foreign currency translation impact	4	(1)	(1)	2
Goodwill arising from acquisitions and adjustments	(5)	—	—	(5)
Goodwill as of April 30, 2025	$2,999	$1,167	$308	$4,474

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of October 31, 2024 and April 30, 2025 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2024
Purchased technology	$1,484	$1,169	$315
Trademark/Tradename	199	174	25
Customer relationships	291	107	184
Backlog	9	—	9
Third-party technology and licenses	33	19	14
Total intangible assets	$2,016	$1,469	$547
As of April 30, 2025
Purchased technology	$1,483	$1,204	$279
Trademark/Tradename	199	178	21
Customer relationships	294	120	174
Backlog	9	1	8
Third-party technology and licenses	34	21	13
Total intangible assets	$2,019	$1,524	$495

During the six months ended April 30, 2025, we recorded measurement period adjustments to decrease goodwill by $5 million primarily to reduce other liabilities and to increase other intangible assets by $2 million related to our acquisition of BIOVECTRA. During the six months ended April 30, 2025, other intangible assets in total increased $1 million due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

During the three months ended April 30, 2024, we did not identify any triggering events or circumstances which would indicate an impairment of indefinite-lived intangible assets. During the six months ended April 30, 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the condensed consolidated statement of operations related to a project in our Applied Markets segment. During the three and six months ended April 30, 2024 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill.

For the three and six months ended April 30, 2025, amortization expense of intangible assets was $27 million and $55 million, respectively. For the three and six months ended April 30, 2024, amortization expense of intangible assets was $27 million and $53 million, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2025 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2025	$49
2026	$75
2027	$72
2028	$65
2029	$61
2030	$52
Thereafter	$121

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 were as follows:

		Fair Value Measurement at April 30, 2025 Using
	April 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$832	$832	$—	$—
Derivative instruments (foreign exchange contracts)	18	—	18	—
Long-term
Trading securities	40	40	—	—
Other investments	33	—	33	—
Total assets measured at fair value	$923	$872	$51	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$24	$—	$24	$—
Long-term
Deferred compensation liability	40	—	40	—
Total liabilities measured at fair value	$64	$—	$64	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 were as follows:

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$800	$800	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	43	43	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$888	$843	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$55	$—	$55	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Net gain (loss) recognized during the period on equity securities	$(28)	$1	$(27)	$4
Less: Net gain (loss) on equity securities sold during the period	$—	$—	$—	$—
Unrealized gain (loss) on equity securities	$(28)	$1	$(27)	$4

Impairment of Investments. During the three and six months ended April 30, 2025, we recorded impairments of investments of $15 million. There were no impairments of investments for the three and six months ended April 30, 2024.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended April 30, 2025 and 2024, there were no impairments of long-lived assets held and used. For the six months ended April 30, 2025, there were no impairments of long-lived assets held and used. For the six months ended April 30, 2024, long-lived assets held and used with a carrying value of $8 million were written down to their fair value of zero resulting in an impairment charge of $8 million.

For the three and six months ended April 30, 2025 and 2024, there were no impairments of long-lived assets held for sale.

Non-Marketable Equity Securities

For the three months ended April 30, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $26 million of downward adjustments and $15 million of impairments which were included in net income as adjustments to the carrying value.

For the six months ended April 30, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $27 million of downward adjustments and $15 million of impairments, which were included in net income as adjustments to the carrying value.

As of April 30, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $57 million downward adjustments and $26 million of impairments. As of April 30, 2025, the carrying amount of our non-marketable equity securities without readily determinable fair value was $61 million.

For the three and six months ended April 30, 2024, there were no unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of April 30, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $39 million upward adjustments, $30 million downward adjustments and no impairments. As of April 30, 2024, the carrying amount of our non-marketable equity securities without readily determinable fair value was $108 million.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2025, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and six months ended April 30, 2025 and 2024, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at April 30, 2025 was $1 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2025 was $3 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and six months ended April 30, 2025, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2025, was approximately $12 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2025.

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of April 30, 2025 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	324	$(487)

Net Investment Hedges
Foreign exchange forward contracts	3	$(31)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	191	$(52)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of April 30, 2025, and October 31, 2024, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2025	October 31, 2024	Balance Sheet Location	April 30, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$2	$4	Other accrued liabilities	$12	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$3	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$16	$10	Other accrued liabilities	$9	$10
Total derivatives	$18	$14		$24	$12

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(18)	$9	$(4)	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$(1)	$(1)	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$3	$2	$6	$5
Gain on time value of forward contracts recorded in cost of sales	$2	$2	$3	$3

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$(3)	$—	$(1)	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$11	$3	$9	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

At April 30, 2025, the amount of existing net loss that is expected to be reclassified from accumulated other comprehensive income (loss) is zero. Within the next twelve months it is estimated that $12 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three and six months ended April 30, 2025 and 2024, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended April 30,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$—	$—	$2	$3	$—	$—
Interest cost on benefit obligation	5	5	5	7	2	1
Expected return on plan assets	(6)	(5)	(10)	(10)	(2)	(1)
Amortization of net actuarial (gain) loss	—	—	(6)	(4)	(1)	(1)
Total net periodic benefit cost (income)	$(1)	$—	$(9)	$(4)	$(1)	$(1)

	Six Months Ended April 30,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$—	$—	$7	$8	$—	$—
Interest cost on benefit obligation	10	10	11	13	2	2
Expected return on plan assets	(12)	(10)	(21)	(19)	(3)	(2)
Amortization of net actuarial (gain) loss	—	1	(12)	(8)	(1)	(1)
Total net periodic benefit cost (income)	$(2)	$1	$(15)	$(6)	$(2)	$(1)

Settlement (gain) loss	$—	$—	$14	$—	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

During the six months ended April 30, 2025, we transferred all the assets and obligations of our Netherlands defined benefit plan to an unaffiliated insurance company under a buy-out contract. The settlement resulted in a net loss of $14 million, which is included in other income (expense), net in the condensed consolidated statement of operations. The settlement loss includes the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive income.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Six Months Ended		Employer Contributions
	April 30,		April 30,		For Remainder of Year
	2025	2024	2025	2024	2025
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$3	$3	$9	$9	$13

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

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2025	2024
	(in millions)
Standard warranty accrual, beginning balance	$30	$29
Accruals for warranties including change in estimates	23	32
Settlements made during the period	(25)	(30)
Standard warranty accrual, ending balance	$28	$31

Accruals for warranties due within one year	$28	$31

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $40 million and $37 million as of April 30, 2025 and October 31, 2024, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. RESTRUCTURING AND OTHER RELATED COSTS

Summary of Restructuring Plans. In fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. In fiscal years 2024 and 2023, we announced restructuring plans that were designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of our aggregate liability relating to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(5)
Currency translation impact	1
Balance at April 30, 2025	$52

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan	56
Fiscal Year 2024 Plan	73
Fiscal Year 2023 Plan	50
Total restructuring expense since inception of all plans	$179

The aggregate restructuring liability of $52 million at April 30, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plans is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$15	$—	$15	$—
Research and development	3	—	3	2
Selling, general and administrative	38	1	39	2
Total restructuring expense	$56	$1	$57	$4

Fiscal Year 2025 Plan ("FY25 Plan"). In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the second quarter of fiscal year 2026.

In connection with the FY25 Plan, we have recorded approximately $56 million in restructuring and other related costs in both the three and six months ended April 30, 2025.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at January 31, 2025	$—
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(1)
Currency translation impact	1
Balance at April 30, 2025	$51

Total restructuring expense since inception of FY25 Plan	$56

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The expense associated with this workforce reduction includes severance and other personnel-related costs. As of April 30, 2025, we have substantially completed all workforce management actions and expect to settle the remaining payments by the end of fiscal year 2025.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimates in the six months ended April 30, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4
Cash payments	(3)
Balance at April 30, 2025	$1

Total restructuring expense since inception of FY24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have substantially completed all workforce management actions and payments in connection with the FY23 Plan. During the three and six months ended April 30, 2025, we settled cash payments of $1 million and $2 million, respectively.

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the six months ended April 30, 2025, we made no borrowings or repayments under these credit facilities. As of both April 30, 2025 and October 31, 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the six months ended April 30, 2025, we made no borrowings or repayments

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

under this credit facility. As of both April 30, 2025 and October 31, 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2025.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2025, we borrowed $882 million and repaid $782 million under our commercial paper program. As of April 30, 2025 we had borrowings of $140 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.62 percent. As of October 31, 2024 we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 4.92 percent.

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of April 30, 2025 and October 31, 2024, the current portion of these loans of $6 million and $5 million, respectively, was recorded in short-term debt.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2025	October 31, 2024
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$300	$299
2027 Senior Notes	596	596
2029 Senior Notes	497	496
2030 Senior Notes	497	497
2031 Senior Notes	845	845
2034 Senior Notes	593	593
Total Senior Notes	$3,328	$3,326

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2025, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of April 30, 2025 and October 31, 2024, the non-current portion of these loans of $21 million (including additional draw and measurement period adjustment) and $19 million, respectively, was recorded in long-term debt.

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

During both the three and six months ended April 30, 2024, we repurchased and retired 1.594 million shares for $230 million, excluding excise taxes of $1 million, under this authorization. During the three and six months ended April 30, 2025, we repurchased and retired 1.347 million shares for $165 million, excluding excise taxes of approximately $2 million and 1.997 million shares for $255 million, excluding excise taxes of approximately $2 million, respectively, under this authorization. As of April 30, 2025, we had remaining authorization to repurchase up to approximately $119 million of our common stock under the 2023 repurchase program.

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

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2025, we paid cash dividends of $0.248 per common share or $70 million and $0.496 per common share or $141 million, respectively, on the company's common stock. During the three and six months ended April 30, 2024, we paid cash dividends of $0.236 per common share or $69 million and $0.472 per common share or $138 million, respectively, on the company's common stock.

On May 20, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $70 million which will be paid on July 23, 2025 to all shareholders of record at the close of business on July 1, 2025. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2025	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2025	$(408)	$121	$(112)	$18	$(381)
Other comprehensive income (loss) before reclassifications	120	—	—	(18)	102
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(6)	(2)	(8)
Tax (expense) benefit	—	—	2	5	7
Other comprehensive income (loss)	120	—	(4)	(15)	101
As of April 30, 2025	$(288)	$121	$(116)	$3	$(280)

Six Months Ended April 30, 2025

As of October 31, 2024	$(323)	$121	$(112)	$9	$(305)
Other comprehensive income (loss) before reclassifications	35	—	—	(4)	31
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(6)	(5)	(11)
Tax (expense) benefit	—	—	2	3	5
Other comprehensive income (loss)	35	—	(4)	(6)	25
As of April 30, 2025	$(288)	$121	$(116)	$3	$(280)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2025 and 2024 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

Foreign currency translation	$—	$—	$—	$8	Other income (expense), net
	—	—	—	8	Total before income tax
	—	—	—	—	(Provision) benefit for income tax
	—	—	—	8	Total net of income tax

Unrealized gain (loss) on derivatives	3	2	6	5	Cost of products
Unrealized gain (loss) on derivatives	(1)	(1)	(1)	(1)	Interest expense
	2	1	5	4	Total before income tax
	(1)	—	(2)	(1)	(Provision) benefit for income tax
	1	1	3	3	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	6	5	6	8	Other income (expense), net
	6	5	6	8	Total before income tax
	(2)	(1)	(2)	(2)	(Provision) benefit for income tax
	4	4	4	6	Total net of income tax

Total reclassifications for the period	$5	$5	$7	$17

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Net Revenue:
Life Sciences and Diagnostics Markets	$654	$604	$1,301	$1,224
Agilent CrossLab	713	664	1,409	1,350
Applied Markets	301	305	639	657
Total net revenue	$1,668	$1,573	$3,349	$3,231

Segment Income From Operations:
Life Sciences and Diagnostics Markets	$129	$115	$246	$229
Agilent CrossLab	231	216	452	438
Applied Markets	59	64	143	156
Total segment income from operations	$419	$395	$841	$823

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Total reportable segment income from operations	$419	$395	$841	$823
Unallocated costs:
Amortization of intangible assets related to business combinations	(27)	(26)	(55)	(52)
Acquisition and integration costs	(3)	1	(12)	(1)
Transformational initiatives	(24)	(1)	(30)	(4)
Asset impairment	—	—	—	(8)
Restructuring and other related costs	(56)	(1)	(57)	(4)
Other	(9)	(5)	(11)	(7)
Total unallocated costs	(119)	(32)	(165)	(76)
Income from operations	300	363	676	747
Interest income	14	19	29	37
Interest expense	(29)	(20)	(57)	(42)
Other income (expense), net(1)	(25)	12	(21)	35
Income before taxes, as reported	$260	$374	$627	$777
(1) For both the three and six months ended April 30, 2025, other income (expense), net includes expense related to the net loss on equity securities and the impairment of investments. For the six months ended April 30, 2024 other income (expense), net includes income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).

The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	April 30, 2025	October 31, 2024
	(in millions)
Assets:
Life Sciences and Diagnostics Markets	$5,945	$5,866
Agilent CrossLab	2,435	2,360
Applied Markets	858	872
Unallocated Assets	2,920	2,748
Total assets	$12,158	$11,846

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements, leveraging our product platforms to maximize growth, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, including relating to or arising from changes to tariffs, import/export or trade policies, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2025. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.

Global Tariffs. Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. While these changes had no material impact on our results in the first half of fiscal year 2025, we observed increased demand for laboratory consumables in the second quarter which we believe is attributable to customers seeking to mitigate the potential impact of the proposed changes to tariffs and trade policies announced in April 2025. This increased demand in laboratory consumables was offset by customs-related delays in instrument shipments. We continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Actual Results

Net revenue of $1,668 million and $3,349 million for the three and six months ended April 30, 2025 increased 6 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Net revenue for the three and six months ended April 30, 2025, increased in our Life Sciences and Diagnostics Markets and Agilent CrossLab segments partially offset by decreased revenue in our Applied Markets segment. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in both the three and six months ended April 30, 2025. Revenue generated by our Life Sciences and Diagnostics Markets segment for the three and six months ended April 30, 2025 increased 8 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab segment for the three and six months ended April 30, 2025 increased 7 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year. Revenue generated by our Applied Markets segment for the three and six months ended April 30, 2025 decreased 1 percent and 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025, had an overall unfavorable impact on revenue growth of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year.

Net income for the three and six months ended April 30, 2025 was $215 million and $533 million, respectively, compared to net income of $308 million and $656 million for the corresponding periods last year. In the six months ended April 30, 2025, cash provided by operations was $652 million compared to cash provided by operations of $818 million in the same period last year.

Dividends. During the three and six months ended April 30, 2025, we paid cash dividends of $0.248 per common share or $70 million and $0.496 per common share or $141 million, respectively, on the company's common stock. During the three and six months ended April 30, 2024, we paid cash dividends of $0.236 per common share or $69 million and $0.472 per common share or $138 million, respectively, on the company's common stock.

On May 20, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $70 million which will be paid on July 23, 2025 to all shareholders of record at the close of business on July 1, 2025. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During both the three and six months ended April 30, 2024, we repurchased and retired 1.594 million shares for $230 million, excluding excise taxes of $1 million, under this authorization. During the three and six months ended April 30, 2025, we repurchased and retired 1.347 million shares for $165 million, excluding excise taxes of approximately $2 million and 1.997 million shares for $255 million, excluding excise taxes of approximately $2 million, respectively, under this authorization. As of April 30, 2025, we had remaining authorization to repurchase up to approximately $119 million of our common stock under the 2023 repurchase program.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. While customer capital budgets, including those of customers receiving funding from the U.S. federal government, continue to be constrained, we anticipate a steady recovery. We also remain optimistic about the long-term health of our key end markets. While we anticipate the recent tariff changes to adversely impact our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact by the end of our fiscal year. While inflationary and tariff-related pressures remain fluid, we are actively pursuing mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.

Adoption of New Pronouncements

See Note 2, "New Accounting Pronouncements," to the condensed consolidated financial statements for a description of new accounting pronouncements.

Restructuring and Other Related costs

Summary of Restructuring Plans. In fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. In fiscal years 2024 and 2023, we announced restructuring plans that were designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three business segments.

A summary of our aggregate liability relating to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(5)
Currency translation impact	1
Balance at April 30, 2025	$52

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan	56
Fiscal Year 2024 Plan	73
Fiscal Year 2023 Plan	50
Total restructuring expense since inception of all plans	$179

The aggregate restructuring liability of $52 million at April 30, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plans is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$15	$—	$15	$—
Research and development	3	—	3	2
Selling, general and administrative	38	1	39	2
Total restructuring expense	$56	$1	$57	$4

Fiscal Year 2025 Plan ("FY25 Plan"). In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the second quarter of fiscal year 2026. When completed, the restructuring program is estimated to result in the reduction of approximately $75 million to $80 million in annual cost of sales and operating expenses over our three business segments.

In connection with the FY25 Plan, we have recorded approximately $56 million in restructuring and other related costs in both the three and six months ended April 30, 2025.

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at January 31, 2025	$—
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(1)
Currency translation impact	1
Balance at April 30, 2025	$51

Total restructuring expense since inception of FY25 Plan	$56

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The expense associated with this workforce reduction includes severance and other personnel-related costs. As of April 30, 2025, we have substantially completed all workforce management actions and expect to settle the remaining payments by the end of fiscal year 2025. When completed, the restructuring program is expected to result in the reduction of approximately $100 million in annual cost of sales and operating expenses over our three business segments.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimates in the six months ended April 30, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4
Cash payments	(3)
Balance at April 30, 2025	$1

Total restructuring expense since inception of FY24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have substantially completed all workforce management actions and payments in connection with the FY23 Plan. During the three and six months ended April 30, 2025, we settled cash payments of $1 million and $2 million, respectively.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Foreign currency movements for the six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses or vice versa. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
	(in millions)
Net revenue:
Products	$1,186	$1,125	$2,386	$2,334	5%	2%
Services and other	482	448	963	897	8%	7%
Total net revenue	$1,668	$1,573	$3,349	$3,231	6%	4%

Net revenue for the three and six months ended April 30, 2025 increased 6 percent and 4 percent, respectively when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year.

Revenue from products for the three and six months ended April 30, 2025 increased 5 percent and 2 percent, respectively, when compared to the same periods last year. The product revenue growth in the three and six months ended

April 30, 2025 was primarily driven by increases in our consumables, liquid chromatography and liquid chromatography mass spectrometry businesses partially offset by decreases in our gas chromatography, biomolecular analysis and cell analysis businesses when compared to the same periods last year.

Services and other revenue for the three and six months ended April 30, 2025 increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three and six months ended April 30, 2025, service revenue increases reflected strong growth from contract repair and preventative maintenance services partially offset by declines in per incident services including consulting services, compliance and relocations.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$654	$604	$1,301	$1,224	8%	6%
Agilent CrossLab	713	664	1,409	1,350	7%	4%
Applied Markets	301	305	639	657	(1)%	(3)%
Total net revenue	$1,668	$1,573	$3,349	$3,231	6%	4%

Revenue in the Life Sciences and Diagnostics Markets segment for the three and six months ended April 30, 2025, increased 8 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2025, revenue from our BIOVECTRA business contributed 6 percentage points and 5 percentage points, respectively. For the three and six months ended April 30, 2025, we saw strong revenue growth in the pharmaceutical market led by revenue from our BIOVECTRA business. We also saw strong revenue growth in the diagnostics and clinical market led by revenue from our companion diagnostics and pathology businesses partially offset by a decline in revenue in the academia and government market when compared to the same periods last year.

Revenue in the Agilent CrossLab segment for the three and six months ended April 30, 2025, increased 7 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year. For the three and six months ended April 30, 2025, we saw revenue growth across most of our end markets led by strong growth in the pharmaceutical, chemical and advanced materials and food markets when compared to the same periods last year.

Revenue in the Applied Markets segment for the three and six months ended April 30, 2025 decreased 1 percent and 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year. For the three months ended April 30, 2025, we saw a modest decline in revenue in the chemical and advanced materials market and a significant decline in revenue in the academia and government market partially offset by significant revenue growth in the pharmaceutical market when compared to the same period last year. For the six months ended April 30, 2025, we saw a significant decline in revenue in the chemical and advanced materials and academia and government markets partially offset by significant revenue growth in the food market when compared to the same period last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Total gross margin	51.9%	54.4%	52.7%	54.6%	(2) ppts	(2) ppts
Research and development	$112	$113	$225	$241	(1)%	(7)%
Selling, general and administrative	$454	$380	$864	$776	19%	11%
Operating margin	18.0%	23.1%	20.2%	23.1%	(5) ppts	(3) ppts
Income from operations	$300	$363	$676	$747	(17)%	(10)%

Total gross margin for the three and six months ended April 30, 2025 decreased 2 percentage points in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2025 was unfavorably impacted by product mix, impact of currency movements, higher shipping, customs and duties costs, restructuring expenses, higher wages and variable pay partially offset by targeted price increases and lower warranty costs when compared to the same periods last year.

Research and development expenses for the three and six months ended April 30, 2025 decreased 1 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2025 decreased due to lower salary expense related to prior year workforce reduction activities partially offset by higher restructuring expenses and variable pay when compared to the same periods last year. Research and development expenses in the six months ended April 30, 2024 also included an impairment of in-process research and development of $6 million.

Selling, general and administrative expenses for the three and six months ended April 30, 2025 increased 19 percent and 11 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2025, increased due to higher restructuring expenses, transformational initiatives, corporate infrastructure costs and variable pay partially offset by lower salary expense related to prior year workforce reduction activities, favorable impact of currency movements and lower share-based compensation expense when compared to the same periods last year.

Total operating margin for the three and six months ended April 30, 2025 decreased 5 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2025 was unfavorably impacted by product mix, higher restructuring expenses, transformational initiatives and the unfavorable impact of currency movements partially offset by higher sales volume and lower salary expense related to prior year workforce reduction activities.

Income from operations for the three and six months ended April 30, 2025, decreased $63 million or 17 percent and $71 million or 10 percent, respectively, on a corresponding revenue increase of $95 million and $118 million, respectively.

Interest income for the three months ended April 30, 2025 and 2024 was $14 million and $19 million, respectively. Interest income for the six months ended April 30, 2025 and 2024 was $29 million and $37 million, respectively. The decrease in interest income in 2025 was primarily due to lower cash balances.

At April 30, 2025, our headcount was approximately 18,000 as compared to approximately 17,600 at April 30, 2024.

Other income (expense), net

For the three months ended April 30, 2025, other income (expense), net of $25 million expense includes a net loss of $28 million on equity securities, $15 million loss on impairment of investments and income of $13 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the six months ended April 30, 2025, other income (expense), net of $21 million expense includes a net loss of $27 million on equity securities, $15 million loss on impairment of investments, and income of $26 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $6 million. The costs associated with these services are reported within income from operations. For the six months ended April 30, 2025, other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan.

For the three months ended April 30, 2024, other income (expense), net of $12 million income includes a net gain of $1 million on equity securities and income of $8 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the six months ended April 30, 2024, other income (expense), net of $35 million income includes a net gain of $4 million on equity securities and income of $14 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $6 million. The costs associated with these services are reported within income from operations. For the six months ended April 30, 2024, other income (expense), net also includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).

Income Taxes

For the three and six months ended April 30, 2025, our income tax expense was $45 million with an effective tax rate of 17.3 percent and $94 million with an effective tax rate of 15.0 percent, respectively. For the three and six months ended April 30, 2025, there were no significant discrete items.

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

Segment Overview

In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions form our new Applied Markets segment. We began reporting under this new structure with the Quarterly Report on Form 10-Q for the period ended January 31, 2025. All historical financial segment information has been recast to conform to this new presentation in our financial statements and accompanying notes.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$654	$604	$1,301	$1,224	8%	6%

Life Sciences and Diagnostics Markets segment revenue for the three and six months ended April 30, 2025 increased 8 percent and 6 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an unfavorable impact on revenue growth of 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2025 increased 12 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 1 percent in Europe with a 2 percentage point unfavorable currency impact and increased 11 percent in Asia Pacific with a 1 percentage point unfavorable currency impact compared to the same period last year. For the three months ended April 30, 2025, the revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our pathology and companion diagnostics businesses. Revenue increased in Europe due to strong growth from our cell analysis and companion diagnostics businesses and moderate growth from our liquid chromatography mass spectrometry and pathology businesses, partially offset by declines in our liquid chromatography and biomolecular analysis businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, pathology and cell analysis businesses.

Revenue for the six months ended April 30, 2025 increased 11 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 2 percent in Europe with a 1 percentage point unfavorable currency impact and increased 2 percent in Asia Pacific with a 2 percentage point unfavorable currency impact compared to the same period last year. The revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our liquid chromatography and companion diagnostics businesses and moderate growth from our liquid chromatography mass spectrometry and nucleic acid solutions businesses. Revenue increased in Europe due to strong growth from our liquid chromatography, genomics and companion diagnostics businesses, moderate growth in our liquid chromatography mass spectrometry business and modest growth in our pathology and cell analysis businesses, partially offset by declines in our biomolecular analysis business. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography mass spectrometry, pathology and genomics businesses.

For the three months ended April 30, 2025, strong revenue growth in the pharmaceutical market was mainly due to the BIOVECTRA acquisition and our liquid chromatography mass spectrometry and nucleic acid solutions businesses. We saw strong revenue growth in the diagnostics and clinical market led by our pathology, companion diagnostics, liquid chromatography and biomolecular analysis businesses which was partially offset by a decline in our genomics business. Revenue in the academia and government market declined due to our biomolecular, cell analysis and genomics businesses, partially offset by strong growth in our liquid chromatography mass spectrometry business. Within the applied markets, we saw moderate revenue growth driven by strong growth within the food market.

For the six months ended April 30, 2025, strong revenue growth in the pharmaceutical market was mainly due to the BIOVECTRA acquisition and our liquid chromatography mass spectrometry business and moderate growth in our nucleic acid solutions business. We saw strong revenue growth in the diagnostics and clinical market led by strong growth in our companion diagnostics, liquid chromatography and liquid chromatography mass spectrometry businesses, moderate growth in our biomolecular business and modest growth in our pathology and cell analysis businesses. Revenue in the academia and government market declined due to our biomolecular, cell analysis and genomics businesses, partially offset by strong growth in our liquid chromatography mass spectrometry business. Within the applied markets, we saw modest revenue growth primarily within the environmental and forensics and chemicals and advanced materials markets.

Looking Forward. While we anticipate the recent tariff changes to adversely impact our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact by the end of our fiscal year. Therefore, we remain optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We continue to leverage our liquid chromatography and liquid chromatography mass spectrometry platforms to maximize our growth via key vectors across our markets, making us optimistic about our long-term growth opportunities in the life sciences markets. We remain positive about the growth in our diagnostic and clinical markets around our OMNIS platforms. Market demand for therapeutic oligo continues to grow, and our CDMO business is well positioned to serve expanding customer requirements. We will also continue to invest in research and development, invest in expanding and improving our applications and solutions portfolio and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	52.8%	55.1%	52.8%	55.0%	(2) ppts	(2) ppts
Research and development	$59	$64	$122	$130	(7)%	(6)%
Selling, general and administrative	$157	$154	$319	$314	2%	2%
Operating margin	19.7%	19.0%	18.9%	18.7%	1 ppt	—
Income from operations	$129	$115	$246	$229	13%	8%

Gross margin for products and services for the three and six months ended April 30, 2025, decreased 2 percentage points in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2025 was impacted mainly by unfavorable business mix, increased variable pay, increased logistical costs and the unfavorable impact of currency movements which was partially offset by lower warranty expenses and lower salary expense related to prior year workforce reduction activities.

Research and development expenses for the three and six months ended April 30, 2025, decreased 7 percent and 6 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2025 decreased primarily due to lower salary expenses related to prior year workforce reduction activities partially offset by increases in variable pay.

Selling, general and administrative expenses for the three and six months ended April 30, 2025, increased 2 percent in both periods when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2025, increased due to higher commission, travel and variable pay expenses partially offset by lower salary expenses related to prior year workforce reduction activities and the favorable impact of currency movements.

Operating margin for products and services for the three and six months ended April 30, 2025 increased 1 percentage point and was flat, respectively, when compared to the same periods last year. Operating margin for products and services for the three months ended April 30, 2025, increased due to the lower salary expense related to prior year workforce reduction activities partially offset by unfavorable business mix, increased variable pay and increased commissions. Operating margin for products and services for the six months ended April 30, 2025 was flat due to lower salary expense related to prior year workforce reduction activities offset by unfavorable business mix, increased variable pay and increased commissions.

Income from operations for the three and six months ended April 30, 2025 increased $14 million or 13 percent and $17 million or 8 percent, respectively, on a corresponding revenue increase of $50 million and $77 million, respectively.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$713	$664	$1,409	$1,350	7%	4%

Agilent CrossLab segment revenue for the three and six months ended April 30, 2025 increased 7 percent and 4 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 2 percentage points for both periods when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2025 increased 4 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 7 percent in Europe with a 2 percentage point unfavorable currency impact and increased 12 percent in Asia Pacific with a 2 percentage point unfavorable currency impact compared to the same period last year. For the three months ended April 30, 2025, revenue growth in the Americas was driven by strength in repair, maintenance and compliance services and our lab automation and consumables businesses partially offset by weakness in our software and informatics business when compared to the same period last year. Revenue growth in Europe was driven by strength in all services revenue categories and our lab automation and consumables businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand in China within our consumables business due to global tariffs when compared to the same period last year.

Revenue for the six months ended April 30, 2025 increased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 4 percent in Europe with a 2 percentage point unfavorable currency impact and increased 5 percent in Asia Pacific with a 2 percentage point unfavorable currency impact compared to the same period last year. Revenue growth in the Americas was driven by strength in repair, compliance, maintenance, and installation services and our lab automation business partially offset by weakness in our software and informatics business when compared to the same period last year. Revenue growth in Europe was driven by strength in repair, maintenance, and compliance services and our consumables business partially offset by weakness in our installation services business when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand in China within our consumables business when compared to the same period last year.

For the three months ended April 30, 2025, revenue increased significantly across all end markets. Strong revenue growth in the pharmaceutical market was driven by our consumables, services and lab automation businesses when compared to the same period last year. Strong revenue growth in the chemicals and advanced materials and food market was driven by our consumables and services businesses when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by our services and consumables businesses when compared to the same period last year.

For the six months ended April 30, 2025 revenue increased significantly in the chemicals and advanced materials, food, environmental and forensics and diagnostics and clinical markets. Revenue increased moderately in the pharmaceutical market and was flat in the academia and government market. Strong revenue growth in the chemicals and advanced materials market was driven by our consumables and services businesses when compared to the same period last year. Strong revenue growth in the food market and the environmental and forensics market was driven by our services, consumables and lab automation businesses when compared to the same period last year. Moderate revenue growth in the pharmaceutical market was driven by our services and consumables businesses when compared to the same period last year.
Looking Forward. While we anticipate the recent tariff changes to adversely impact our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact by the end of our fiscal year. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	55.5%	56.6%	55.8%	56.8%	(1) ppt	(1) ppt
Research and development	$27	$26	$53	$55	2%	(3)%
Selling, general and administrative	$138	$134	$281	$273	3%	3%
Operating margin	32.4%	32.5%	32.1%	32.5%	—	—
Income from operations	$231	$216	$452	$438	7%	3%

Gross margin for the three and six months ended April 30, 2025 decreased 1 percentage point in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2025 was impacted by the unfavorable impact of currency movements, higher wages, variable pay and higher logistics costs partially offset by higher sales volume.

Research and development expenses for the three and six months ended April 30, 2025 increased 2 percent and decreased 3 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended April 30, 2025 increased due to higher variable pay, wages and consumables partially offset by the favorable impact of currency movements. Research and development expenses for the six months ended April 30, 2025 decreased primarily due to a lower allocation of corporate infrastructure expenses and the favorable impact of currency movements partially offset by higher variable pay and higher consumables.

Selling, general and administrative expenses for the three and six months ended April 30, 2025 increased 3 percent in both periods when compared to the same periods last year. For the three and six months ended April 30, 2025, selling, general and administrative expenses increased due to higher commissions, variable pay and a higher allocation of corporate infrastructure expenses offset by lower salary expenses related to prior year workforce reduction activities and the favorable impact of currency movements.

Operating margin for products and services for the three and six months ended April 30, 2025 was flat in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2025 was impacted by higher revenue and lower salary expenses related to prior year workforce reduction activities offset by the unfavorable impact of currency movements, higher wages, commissions, variable pay and higher corporate infrastructure expenses when compared to the same periods last year.

Income from operations for the three and six months ended April 30, 2025 increased $15 million or 7 percent and $14 million or 3 percent, respectively, on a corresponding revenue increase of $49 million and $59 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$301	$305	$639	$657	(1)%	(3)%

Applied Markets segment revenue for the three and six months ended April 30, 2025 decreased 1 percent and 3 percent, respectively, when compared to the same periods last year. Foreign currency movements for the three and six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point and 2 percentage points, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2025 decreased 6 percent in the Americas with a 2 percentage point unfavorable currency impact, increased 4 percent in Europe with a 2 percentage point unfavorable currency impact and decreased 1 percent in Asia Pacific with a 1 percentage point unfavorable currency impact when compared to the same period last year. The revenue decline in the Americas was driven by weakness in our remarketed instruments and vacuum businesses partially offset by strength in the spectroscopy business when compared to the same period last year. The revenue growth in Europe was driven by strength in our vacuum, gas chromatography and spectroscopy businesses partially offset by weakness in our remarketed instruments businesses when compared to the same period last year. The revenue decline in Asia Pacific was driven by lower demand in China within our gas chromatography and vacuum businesses partially offset by strength in the gas chromatography mass spectrometry and spectroscopy businesses in China when compared to the same period last year.

Revenue for the six months ended April 30, 2025 decreased 2 percent in the Americas with a 2 percentage point unfavorable currency impact, decreased 1 percent in Europe with a 2 percentage point unfavorable currency impact and decreased 4 percent in Asia Pacific with a 1 percentage point unfavorable currency impact when compared to the same period last year. The revenue decline in the Americas was driven by weakness in our vacuum, gas chromatography mass spectrometry and remarketed instruments businesses partially offset by strength in the gas chromatography and spectroscopy businesses when compared to the same period last year. The revenue decline in Europe was driven by weakness in our gas chromatography mass spectrometry, gas chromatography and remarketed instruments businesses partially offset by strength in the vacuum and spectroscopy businesses when compared to the same period last year. The revenue decline in Asia Pacific was driven by lower demand in China within our gas chromatography, spectroscopy and vacuum businesses partially offset by strength in the gas chromatography mass spectrometry and remarketed instruments businesses in China when compared to the same period last year.

For the three months ended April 30, 2025, revenue declined modestly in the chemicals and advanced materials and the diagnostics and clinical markets and declined significantly in the academia and government market partially offset by strong revenue growth in the environmental and forensics and pharmaceutical markets and modest revenue growth in the food market. Revenue in the chemicals and advanced materials market declined due to weakness in our vacuum, gas chromatography, spectroscopy and remarketed instruments businesses partially offset by strength in the gas chromatography mass spectrometry business when compared to the same period last year. Revenue in the academia and government market declined due to weakness in our gas chromatography, gas chromatography mass spectrometry and remarketed instruments businesses partially offset by strength in the spectroscopy business when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by strength in our spectroscopy business partially offset by weakness in the remarketed instruments business when compared to the same period last year. Strong revenue growth in the pharmaceutical market was driven by strength in our spectroscopy and vacuum businesses partially offset by weakness in the gas chromatography business when compared to the same period last year. Modest revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry business partially offset by weakness in our spectroscopy business when compared to the same period last year.

For the six months ended April 30, 2025, revenue declined significantly in the chemicals and advanced materials and academia and government markets partially offset by strong revenue growth in the food and diagnostics and clinical markets and moderate revenue growth in the environmental and forensics and pharmaceutical markets. Revenue in the chemicals and advanced materials market declined due to weakness in our spectroscopy, gas chromatography and vacuum businesses partially offset by strength in the gas chromatography mass spectrometry business when compared to the same period last year. Revenue in the academia and government market declined due to weakness in our gas chromatography, gas chromatography mass spectrometry and remarketed instruments businesses when compared to the same period last year. Strong revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry, gas chromatography and spectroscopy businesses when compared to the same period last year. Moderate revenue growth in the environmental and forensics market was driven by strength in our spectroscopy business partially offset by weakness in our gas chromatography mass spectrometry and gas chromatography businesses when compared to the same period last year.

Looking Forward. While we anticipate the recent tariff changes to adversely impact our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact by the end of our fiscal year. We also anticipate continued steady market recovery and are optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	53.5%	54.2%	54.7%	55.3%	(1) ppt	(1) ppt
Research and development	$23	$23	$46	$48	—	(4)%
Selling, general and administrative	$79	$78	$160	$160	1%	—
Operating margin	19.5%	21.0%	22.4%	23.7%	(1) ppt	(1) ppt
Income from operations	$59	$64	$143	$156	(8)%	(8)%

Gross margin for the three and six months ended April 30, 2025, decreased 1 percentage point in both periods when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2025 was impacted by lower sales volume, the unfavorable impact of currency movements, and higher logistics costs partially offset by lower salary expenses related to prior year workforce reduction.

Research and development expenses for the three and six months ended April 30, 2025, were flat and decreased 4 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended April 30, 2025 were flat due to lower salary expenses related to prior year workforce reduction and the favorable impact of currency movements offset by higher consumables when compared to the same period last year. Research and development expenses for the six months ended April 30, 2025 decreased driven by lower salary expenses related to prior year workforce reduction, variable pay and the favorable impact of currency movements partially offset by higher consumables cost when compared to the same period last year.

Selling, general and administrative expenses for the three and six months ended April 30, 2025, increased 1 percent and were flat, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended April 30, 2025 increased due to higher variable pay, commissions and a higher allocation of corporate infrastructure expenses partially offset by lower salary expenses related to prior year workforce reduction, marketing expense and the favorable impact of currency movements. For the six months ended April 30, 2025, selling, general and administrative expenses were flat driven by higher variable pay, commissions and a higher allocation of corporate infrastructure expenses offset by lower salary expenses related to prior year workforce reduction, marketing expense and the favorable impact of currency movements.

Operating margin for the three and six months ended April 30, 2025 decreased 1 percentage point in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2025 was impacted by lower sales volume, the unfavorable impact of currency movements and higher logistics costs partially offset by lower salary expenses related to prior year workforce reduction when compared to the same periods last year.

Income from operations for the three and six months ended April 30, 2025, decreased $5 million or 8 percent and decreased $13 million or 8 percent, respectively, on a corresponding revenue decrease of $4 million and $18 million, respectively.

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

Our financial position as of April 30, 2025 consisted of cash and cash equivalents of $1,486 million as compared to $1,329 million as of October 31, 2024.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $652 million for the six months ended April 30, 2025 compared to net cash provided by operating activities of $818 million for the same period in 2024. In the six months ended April 30, 2025, we paid approximately $98 million under our variable and incentive pay programs as compared to $105 million paid for the same period in 2024. Net cash paid for income taxes in the six months ended April 30, 2025 was $248 million compared to net cash paid for income taxes of $224 million for the same period in 2024.

In the six months ended April 30, 2025, accounts receivable used cash of $27 million compared to cash provided of $44 million for the same period in 2024. Days’ sales outstanding ("DSO") as of April 30, 2025 was 74 days when compared to 71 days as of April 30, 2024. Cash used by inventory was $41 million for the six months ended April 30, 2025 compared to cash provided of $3 million for the same period in 2024. Inventory days on-hand was 111 days as of April 30, 2025 compared to 126 days as of April 30, 2024. In the six months ended April 30, 2025, accounts payable used cash of $27 million compared to cash provided of $64 million for the same period in 2024. This was mainly due to more expenditures for direct materials as we continue optimizing our inventory levels and in response to the expected impact of proposed tariffs when compared to the same period in 2024.
We contributed approximately $9 million to our defined benefit plans in the six months ended April 30, 2025 and 2024, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $13 million to our defined benefit plans during the remainder of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $208 million for the six months ended April 30, 2025 as compared to net cash used in investing activities of $204 million in the same period of 2024.

Investments in property, plant and equipment were $211 million for the six months ended April 30, 2025 compared to $193 million in the same period of 2024. We expect that total capital expenditures for the current year will be approximately $450 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2025 was $296 million compared to net cash used in financing activities of $531 million for the same period of 2024.

Treasury Stock Repurchases. Our 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the six months ended April 30, 2024, we repurchased and retired 1.594 million shares for $230 million, excluding excise taxes of $1 million, under this authorization. During the six months ended April 30, 2025, we repurchased and retired 1.997 million shares for $255 million, excluding excise taxes of approximately $2 million, under this authorization. As of April 30, 2025, we had remaining authorization to repurchase up to approximately $119 million of our common stock under the 2023 repurchase program.

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

During the six months ended April 30, 2025, we paid cash of $10 million for excise taxes related to treasury stock repurchases made in fiscal year 2024 under our 2023 stock repurchase program compared to no payments made in 2024.

Dividends. During the six months ended April 30, 2025 and 2024, we paid cash dividends of $0.496 per common share or $141 million, and $0.472 per common share or $138 million, respectively, on the company's common stock.

On May 20, 2025, our board of directors declared a quarterly dividend of $0.248 per share of common stock or approximately $70 million which will be paid on July 23, 2025 to all shareholders of record at the close of business on July 1, 2025. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the six months ended April 30, 2025, we made no borrowings or repayments under these credit facilities. As of April 30, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the six months ended April 30, 2025 and 2024, we had no borrowings or repayments under this credit facility. As of April 30, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2025.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2025, we borrowed $882 million and repaid $782 million under our commercial paper program compared to no borrowings or repayments in the same period in 2024. As of April 30, 2025 we had borrowings of $140 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.62 percent.

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that was paid in full as of October 31, 2024. During the six months ended April 30, 2024, we made a payment of $180 million on this term loan.

Other Loans. In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of April 30, 2025, the current portion of these loans of $6 million was recorded in short-term debt and the non-current portion of $21 million (including additional draw and measurement period adjustment) was recorded in long-term debt.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the six months ended April 30, 2025 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Other. Our commitments for indirect material and services increased by $12 million from $136 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $9 million from $641 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 to our contractual commitments in the first six months of fiscal year 2025. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2025 and October 31, 2024 include $53 million and $115 million, respectively, related to long-term income tax liabilities. Of these amounts, $53 million and $64 million related to uncertain tax positions as of April 30, 2025 and October 31, 2024, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 48 percent and 47 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2025 and 2024, respectively. The overall effect of changes in foreign currency exchange rates had an overall unfavorable impact on revenue growth of 1 percentage point in the six months ended April 30, 2025 principally as a result of the strength of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2025, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. Foreign currency movements for the six months ended April 30, 2025 had an overall unfavorable impact on revenue growth of 1 percentage point when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

•interruption to transportation flows for delivery of parts and other inputs to us and our products to our customers;
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
•changes in diplomatic and trade relationships, as well as changes to tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including tariffs and trade policies by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;
•negative consequences from changes in or differing interpretations of laws and regulations, including those related to tax and import/export;
•difficulty in staffing and managing widespread operations;
•differing labor regulations; and
•differing protection of intellectual property.

We sell many of our products internationally. Furthermore, we source many components and materials for our products from and have manufacturing operations in several countries. Future tariffs and tariffs already implemented could have a negative impact on our business, results of operations and financial condition. It may be time-consuming and expensive for us to alter our business operations in order to adapt to any such change. Further, additional tariffs, the scope and duration of which, if implemented, remain uncertain, and the potential commencement and escalation of a trade war and retaliatory measures could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant amount of certain types of expenses, such as payroll, utilities, tax, and marketing expenses, are paid in local currencies. Our hedging programs reduce, but do not always entirely eliminate the impact of currency exchange rate movements within any given twelve-month period. Therefore fluctuations in exchange rates, including those caused by currency controls, could impact our business, operating results and financial condition by resulting in lower revenue or increased expenses. For expenses beyond any twelve-month period, our hedging strategy does not mitigate our exposure. In addition, our currency hedging programs involve third-party financial institutions as counterparties. The weakening or failure of financial institution counterparties may adversely affect our hedging programs and our financial condition through, among other things, a reduction in available counterparties, increasingly unfavorable terms, and the failure of the counterparties to perform under hedging contracts.

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

Currently, United States federal agencies are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product sales to customers receiving funding from the U.S. federal government could be impacted. Inadequate funding for government agencies, including from government shut downs, or other disruptions to these agencies’ operations, such as actions to greatly reduce the size of the federal workforce, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of the businesses of certain of our customers and our business may rely, which could negatively impact our business.

Failure to adjust our purchases due to changing market conditions or failure to accurately estimate our customers' demand could adversely affect our income.

Our income could be harmed if we are unable to adjust our purchases to reflect market fluctuations, including those caused by the seasonal nature of the markets in which we operate. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to seasonal trends in the demand for their products. During a market upturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could materially affect our results. In the past, we have experienced a shortage of parts for some of our products. In addition, some of the parts that require custom design are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Should a supplier cease manufacturing such a component, we would be forced to reengineer our product. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In order to secure components for the production of products, we may enter into non-cancelable purchase commitments with vendors, or at times make advance payments to suppliers, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional expenses, which could adversely affect our income.

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

A number of our products and services are subject to regulation by the FDA, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the FDA and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to manufacturing, labeling, promotion, sales and distribution. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with FDA regulations and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; corresponding customer and third party claims; or the inability to sell our products. Any such FDA or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, the EU has started to enforce new requirements, known as the EU In Vitro Diagnostic Regulation (the "EU IVDR"), which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These new regulations are more stringent in a variety of areas, including clinical evidence requirements, quality management systems and post-market surveillance activities. The new EU IVDR requirements became effective starting in May 2022. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Some of our products are subject to particularly complex regulations such as regulations of toxic substances, and failure to comply with such regulations could harm our business.

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency ("EPA") under the Toxic Substances Control Act ("TSCA") and by regulatory bodies in other countries under similar laws, to prevent unreasonable risks to human health or the environment. Under the TSCA, the EPA has authority to require reporting, record-keeping and testing, and to implement restrictions relating to chemical substances and/or mixtures. The TSCA prohibits persons from manufacturing

(domestic production or importation of) any chemical in the United States that has not been reviewed by the EPA for its effect on health and safety or which is not listed on the EPA TSCA chemical substance inventory. We must ensure conformance of the manufacturing, storing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

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

The expectations and requirements of regulators and other key stakeholders, including on corporate governance and sustainability-related matters, continue to evolve and diverge, and our ability to meet these expectations and requirements could impact our risk exposure and financial conditions.

We are subject to rapidly changing and varied expectations and requirements, including on corporate governance and sustainability issues, from a wide range of stakeholders, such as governmental and self-regulatory organizations, including the Securities and Exchange Commission ("SEC"), U.S. federal and state governments, New York Stock Exchange, and the European Union, as well as our investors, customers and suppliers. In addition, many of our stakeholders have diverging demands, perspectives and preferences, including on topics such as climate change and diversity. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in an adverse impact on our business, financial results, stock price or reputation, and subject us to legal, reputational and operational risks.

For example, U.S. federal, state and local governmental authorities, as well as governmental authorities in various jurisdictions, have proposed or implemented and are likely to continue to propose or implement, legislative and regulatory initiatives around corporate governance and environmental and social practices and disclosures. Compliance with such evolving expectations, rules and regulations, including any that may emerge in the future as well as those incorporated in our contractual obligations from our customers, could increase the cost and complexity of operating our business, and could adversely impact us. In addition, various jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those adopted or proposed in other jurisdictions, making compliance more difficult and uncertain. Failure to comply with any law, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by authorities in relevant jurisdictions, could potentially result in legal, reputational and operational risks.

Furthermore, any actual or perceived failure to achieve our current and future sustainability goals, including those which result from contractual obligations from our customers, or to act responsibly with respect to, such matters or to effectively respond to new or additional sustainability-related legal or regulatory requirements, could result in adverse publicity and adversely affect our business and reputation. There is no assurance that we will be able to successfully achieve any sustainability-related goal or execute on any sustainability-related strategy, or adequately meet stakeholder expectations with respect to such matters. Our ability to deliver on any sustainability-related goal or strategy is subject to numerous risks, many of which are outside of our control. These factors include rapidly shifting regulatory requirements and stakeholder expectations, our ability to recruit and retain a robust workforce, the activities and availability of suppliers and other business partners, cost considerations and the development and availability of cost-effective technologies or resources.

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

We are integrating artificial intelligence and machine learning technologies ("AI") into our business operations, products and services, while continuing to explore the opportunities that AI could bring to the company. The use of AI, particularly generative AI, presents opportunities as well as risks that could negatively impact the business. The development, deployment, and use of AI, including within the life sciences industry, is still in its early stages, where the use of insufficiently developed AI technologies and premature deployment practices could result in unintended outcomes that harm the business. AI technologies may be developed using inaccurate, incomplete, flawed or biased algorithms, training methodologies or data, which could result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm. Further, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of evolving industry trends and evolving consumer demands. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of April 30, 2025, we had approximately $3.5 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2025, we had cash and cash equivalents of approximately $1.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2023 Repurchase Program
Feb. 1, 2025 through Feb. 28, 2025	289,103	$135.59	289,103	$245
Mar. 1, 2025 through Mar. 31, 2025	778,894	$123.93	778,894	$148
Apr. 1, 2025 through Apr. 30, 2025	278,941	$104.85	278,941	$119
Total	1,346,938	$122.48	1,346,938	$119

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. As of April 30, 2025, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2025, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K except as described below:

On March 28 2025, Padraig McDonnell, our President and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions in Rule 10b5-1(c) of the Exchange Act. The trading arrangement which is designed to be in effect until March 27, 2026, subject to customary exceptions, provides for the sale of 18,909 shares of our common stock acquired by Mr. McDonnell under our equity plans.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Agilent Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2025)*

3.2	Third Amended and Restated Bylaws of Agilent Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2025)*

10.1	Executive Retention Agreement by and between Robert McMahon and the Company**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

* Previously filed.
** Indicates management contract or compensatory plan, contract or arrangement,

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 30, 2025	By:	/s/ Robert W. McMahon
Robert W. McMahon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 30, 2025	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)