Form 10-Q
period 2025-07-31
AGILENT TECHNOLOGIES, INC.
filed 2025-08-29
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2025
OR
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

As of August 21, 2025, the registrant had 283,500,427 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net revenue:
Products	$1,230	$1,121	$3,616	$3,455
Services and other	508	457	1,471	1,354
Total net revenue	1,738	1,578	5,087	4,809
Costs and expenses:
Cost of products	577	491	1,650	1,486
Cost of services and other	273	232	784	704
Total costs	850	723	2,434	2,190
Research and development	111	127	336	368
Selling, general and administrative	417	395	1,281	1,171
Total costs and expenses	1,378	1,245	4,051	3,729
Income from operations	360	333	1,036	1,080
Interest income	16	19	45	56
Interest expense	(28)	(22)	(85)	(64)
Other income (expense), net	18	13	(3)	48
Income before taxes	366	343	993	1,120
Provision for income taxes	30	61	124	182
Net income	$336	$282	$869	$938

Net income per share:
Basic	$1.18	$0.97	$3.05	$3.21
Diluted	$1.18	$0.97	$3.05	$3.20

Weighted average shares used in computing net income per share:
Basic	284	290	285	292
Diluted	285	291	285	293

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Net income	$336	$282	$869	$938
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $0, $0 and $(1)	2	(3)	(1)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $2, $(1), $0 and $(2)	5	(2)	2	(5)
Foreign currency translation, net of tax expense (benefit) of $0, $0, $0 and $0	(5)	13	30	10
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(3), $(2), $(5) and $(4)	(4)	(2)	(8)	(6)
Change in net prior service benefit, net of tax expense (benefit) of $0, $0, $0 and $0	(1)	—	(1)	—
Other comprehensive income (loss)	(3)	6	22	(4)
Total comprehensive income	$333	$288	$891	$934

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,535	$1,329
Accounts receivable, net	1,382	1,324
Inventory	1,014	972
Other current assets	322	334
Total current assets	4,253	3,959
Property, plant and equipment, net	1,966	1,778
Goodwill	4,475	4,477
Other intangible assets, net	469	547
Long-term investments	133	175
Other assets	930	910
Total assets	$12,226	$11,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$530	$540
Employee compensation and benefits	346	368
Deferred revenue	620	544
Short-term debt	59	45
Other accrued liabilities	337	398
Total current liabilities	1,892	1,895
Long-term debt	3,350	3,345
Retirement and post-retirement benefits	119	130
Other long-term liabilities	495	578
Total liabilities	5,856	5,948
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at July 31, 2025 and October 31, 2024	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 283,593,838 shares at July 31, 2025 and 285,193,011 shares at October 31, 2024 issued and outstanding	3	3
Additional paid-in-capital	5,548	5,450
Retained earnings	1,102	750
Accumulated other comprehensive loss	(283)	(305)
Total stockholders' equity	6,370	5,898
Total liabilities and stockholders' equity	$12,226	$11,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
Cash flows from operating activities:
Net income	$869	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	188
Share-based compensation	102	103
Deferred taxes expense (benefit)	(35)	(8)
Excess and obsolete inventory related charges	30	33
Net (gain) loss on equity securities	28	(6)
Asset impairment charges	15	8
Other non-cash (income) expense, net	4	2
Changes in assets and liabilities:
Accounts receivable, net	(44)	67
Inventory	(72)	15
Accounts payable	(13)	78
Employee compensation and benefits	(26)	(65)
Other assets and liabilities	(61)	(83)
Net cash provided by operating activities	1,014	1,270

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(314)	(285)
Proceeds from sale of equity securities	5	—
Payments to acquire equity securities	—	(5)
Proceeds from convertible note	2	—
Payments in exchange for convertible note	(1)	(11)
Payments to acquire businesses and intangible assets, net of cash acquired	4	(3)
Net cash used in investing activities	(304)	(304)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	60	76
Payments of taxes related to net share settlement of equity awards	(28)	(27)
Payments for repurchase of common stock	(340)	(815)
Payment of excise taxes related to repurchases of common stock	(10)	—
Payments of dividends	(212)	(206)
Proceeds from issuance of long-term debt	4	—
Repayments of long-term debt	(2)	(180)
Net proceeds from (repayments of) short-term debt	13	375
Net cash used in financing activities	(515)	(777)

Effect of exchange rate movements	10	—

Net increase (decrease) in cash, cash equivalents and restricted cash	205	189

Cash, cash equivalents and restricted cash at beginning of period	1,332	1,593
Cash, cash equivalents and restricted cash at end of period	$1,537	$1,782

Supplemental cash flow information:
Income tax paid, net of refunds received	$304	$284
Interest payments, net of capitalized interest	$55	$50
Excise tax on share repurchases, accrued but not paid	$2	$6
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136
Components of comprehensive income, net of tax:
Net income	—	—	—	336	—	336
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Total comprehensive income						333
Cash dividends declared ($0.248 per common share)	—	—	—	(71)	—	(71)
Share-based awards issued, net of tax of $4	395	—	25	—	—	25
Repurchase of common stock, including excise taxes	(737)	—	(10)	(75)	—	(85)
Share-based compensation	—	—	32	—	—	32
Balance as of July 31, 2025	283,594	$3	$5,548	$1,102	$(283)	$6,370

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	869	—	869
Other comprehensive income (loss)	—	—	—	—	22	22
Total comprehensive income						891
Cash dividends declared ($0.744 per common share)	—	—	—	(212)	—	(212)
Share-based awards issued, net of tax of $28	1,135	—	33	—	—	33
Repurchase of common stock, including excise taxes	(2,734)	—	(37)	(305)	—	(342)
Share-based compensation	—	—	102	—	—	102
Balance as of July 31, 2025	283,594	$3	$5,548	$1,102	$(283)	$6,370

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2024	291,588	$3	$5,458	$1,090	$(337)	$6,214
Components of comprehensive income, net of tax:
Net income	—	—	—	282	—	282
Other comprehensive income (loss)	—	—	—	—	6	6
Total comprehensive income						288
Cash dividends declared ($0.236 per common share)	—	—	—	(68)	—	(68)
Share-based awards issued, net of tax of $1	339	—	31	—	—	31
Repurchase of common stock, including excise taxes	(4,397)	—	(59)	(531)	—	(590)
Share-based compensation	—	—	28	—	—	28
Balance as of July 31, 2024	287,530	$3	$5,458	$773	$(331)	$5,903

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2024	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	938	—	938
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Total comprehensive income						934
Cash dividends declared ($0.708 per common share)	—	—	—	(206)	—	(206)
Share-based awards issued, net of tax of $27	1,398	—	48	—	—	48
Repurchase of common stock, including excise taxes	(5,991)	—	(80)	(741)	—	(821)
Share-based compensation	—	—	103	—	—	103
Balance as of July 31, 2024	287,530	$3	$5,458	$773	$(331)	$5,903

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
Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2025 and 2024 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2024 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of July 31, 2025 and October 31, 2024, condensed consolidated statement of comprehensive income (loss) for the three and nine months ended July 31, 2025 and 2024, condensed consolidated statement of operations for the three and nine months ended July 31, 2025 and 2024, condensed consolidated statement of cash flows for the nine months ended July 31, 2025 and 2024 and condensed consolidated statement of equity for the three and nine months ended July 31, 2025 and 2024.

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others.

Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. In the first half of fiscal year 2025, changes to tariffs and trade policies did not have a material impact on our results of operations. In the second half of fiscal year 2025, the U.S. government introduced additional measures related to tariffs, including certain increases, exemptions and pauses, and other countries have responded with preliminary agreements and retaliatory actions. The ultimate impact of changes to tariffs and trade policies will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade policies implemented and our ability to respond to and mitigate the impact of such tariffs and trade policies. We continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Recent headcount and funding reductions of the U.S. federal government along with those customers receiving funding from the U.S. federal government have adversely impacted our business. Continued funding and resource pressure of these government agencies and limited availability of funding grants could impact our customers’ ability to perform normal functions and further impact our business.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets follows:

	July 31,	October 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$1,535	$1,329
Restricted cash included in other assets	2	3
Total cash, cash equivalents and restricted cash	$1,537	$1,332

Leases. As of both July 31, 2025 and October 31, 2024, operating lease right-of-use assets where we are the lessee were $179 million and $177 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $185 million and $184 million as of July 31, 2025 and October 31, 2024, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity ("VIE"). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2025 and October 31, 2024, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of both July 31, 2025 and October 31, 2024, the total carrying value of investments and loans in privately held companies considered as VIEs was $48 million and $79 million, respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are included on the long-term investments line and the loans on the other current assets and other assets lines (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of July 31, 2025 and October 31, 2024, the fair value of the commercial paper approximates its carrying value. As of July 31, 2025, the fair value of our senior notes was $3,143 million with a carrying value of $3,329 million. This compares to the fair value of our senior notes of $3,083 million with a carrying value of $3,326 million as of October 31, 2024. The change in the fair value in the nine months ended July 31, 2025 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2025				2024
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$316	$274	$93	$683	$268	$267	$91	$626
Europe	201	212	79	492	177	184	71	432
Asia Pacific	153	258	152	563	140	240	140	520
Total	$670	$744	$324	$1,738	$585	$691	$302	$1,578

	Nine Months Ended July 31,
	2025				2024
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$953	$805	$272	$2,030	$841	$779	$273	$1,893
Europe	568	594	235	1,397	537	551	228	1,316
Asia Pacific	450	754	456	1,660	431	711	458	1,600
Total	$1,971	$2,153	$963	$5,087	$1,809	$2,041	$959	$4,809

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$629	$540	$1,817	$1,647
Diagnostics and Clinical	258	242	753	709
Academic and Government	132	128	404	417
Chemicals and Advanced Materials	399	356	1,147	1,110
Food	157	144	472	440
Environmental and Forensics	163	168	494	486
Total	$1,738	$1,578	$5,087	$4,809

Revenue by Type
Instrumentation	$599	$556	$1,774	$1,734
Non-instrumentation and other	1,139	1,022	3,313	3,075
Total	$1,738	$1,578	$5,087	$4,809

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of July 31, 2025 and October 31, 2024, were $294 million and $247 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the nine months ended July 31, 2025:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2024	$701
Net revenue deferred in the period	506
Revenue recognized that was included in the contract liability balance at the beginning of the period	(429)
Change in deferrals from customer cash advances, net of revenue recognized	13
Currency translation and other adjustments	9
Ending balance as of July 31, 2025	$800

During the nine months ended July 31, 2024 revenue recognized that was included in the contract liability balance at October 31, 2023 was $422 million.

Contract liabilities primarily relate to multiple element arrangements for which billing has occurred but transfer of control of all elements to the customer has either partially or not occurred at the balance sheet date. This includes cash received

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

from customers for products and related installation and services in advance of the transfer of control. Contract liabilities are classified as either current in deferred revenue or long-term in other long-term liabilities in the condensed consolidated balance sheets based on the timing of when we expect to complete our performance obligation.

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2025, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2025, was $425 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$13	$9	$35	$32
Research and development	3	4	11	13
Selling, general and administrative	16	15	57	59
Total share-based compensation expense	$32	$28	$103	$104

At July 31, 2025 and October 31, 2024, no share-based compensation was capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Stock Option Plans:
Weighted average risk-free interest rate	4.1%	4.5%	4.1%	4.4%
Dividend yield	0.9%	0.7%	0.7%	0.8%
Weighted average volatility	30%	29%	29%	29%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	30%	28%	30%	28%
Volatility of selected peer-company shares	16%-62%	16%-70%	16%-62%	16%-70%
Pair-wise correlation with selected peers	29%	30%	29%	30%

Post-vest holding restriction discount for all executive awards	6.7%	6.4%	6.7%	6.4%

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

5.     INCOME TAXES

For the three and nine months ended July 31, 2025, our income tax expense was $30 million with an effective tax rate of 8.2 percent and $124 million with an effective tax rate of 12.5 percent, respectively. For the three and nine months ended July 31, 2025, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $28 million related to the release of tax reserves due to a remeasurement of the liability.

For the three and nine months ended July 31, 2024, our income tax expense was $61 million with an effective tax rate of 17.8 percent and $182 million with an effective tax rate of 16.3 percent, respectively. For the three months ended July 31, 2024, there were no significant discrete items. For the nine months ended July 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax expense of $12 million related to an audit settlement.

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

The United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act ("TCJA") and modifies several international provisions, which are generally applicable to Agilent in fiscal year 2027. The OBBBA is not expected to have any material impact on our effective tax rate or cash flow in the current fiscal year. We are assessing the potential impacts the OBBBA may have on fiscal year 2026 and beyond.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Numerator:
Net income	$336	$282	$869	$938
Denominator:
Basic weighted-average shares	284	290	285	292
Potential common shares— stock options and other employee stock plans	1	1	—	1
Diluted weighted-average shares	285	291	285	293

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

For the three and nine months ended July 31, 2025 and 2024, potential common shares excluded from the calculation of diluted earnings per share were not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

Inventory as of July 31, 2025 and October 31, 2024 consisted of the following:

	July 31, 2025	October 31, 2024
	(in millions)
Finished goods	$544	$523
Purchased parts and fabricated assemblies	470	449
Inventory	$1,014	$972

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2025:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2024	$3,000	$1,168	$309	$4,477
Foreign currency translation impact	3	—	—	3
Goodwill arising from acquisitions and adjustments	(5)	—	—	(5)
Goodwill as of July 31, 2025	$2,998	$1,168	$309	$4,475

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The component parts of other intangible assets as of October 31, 2024 and July 31, 2025 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2024
Purchased technology	$1,484	$1,169	$315
Trademark/Tradename	199	174	25
Customer relationships	291	107	184
Backlog	9	—	9
Third-party technology and licenses	33	19	14
Total intangible assets	$2,016	$1,469	$547
As of July 31, 2025
Purchased technology	$1,483	$1,220	$263
Trademark/Tradename	199	179	20
Customer relationships	293	126	167
Backlog	9	2	7
Third-party technology and licenses	34	22	12
Total intangible assets	$2,018	$1,549	$469

During the nine months ended July 31, 2025, we recorded measurement period adjustments to decrease goodwill by $5 million primarily to reduce other liabilities and to increase other intangible assets by $2 million related to our acquisition of BIOVECTRA. During the nine months ended July 31, 2025, there was no change in other intangible assets due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

During the three months ended July 31, 2024, we did not identify any triggering events or circumstances which would indicate an impairment of indefinite-lived intangible assets. During the nine months ended July 31, 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the condensed consolidated statement of operations related to a project in our Applied Markets segment. During the three and nine months ended July 31, 2024 we did not identify any triggering events or circumstances which would indicate an impairment of goodwill.

For the three and nine months ended July 31, 2025, amortization expense of intangible assets was $26 million and $81 million, respectively. For the three and nine months ended July 31, 2024, amortization expense of intangible assets was $25 million and $78 million, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2025 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2025	$24
2026	$75
2027	$72
2028	$65
2029	$61
2030	$52
Thereafter	$120

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 were as follows:

		Fair Value Measurement at July 31, 2025 Using
	July 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$824	$824	$—	$—
Derivative instruments (foreign exchange contracts)	13	—	13	—
Long-term
Trading securities	39	39	—	—
Other investments	35	—	35	—
Total assets measured at fair value	$911	$863	$48	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$16	$—	$16	$—
Long-term
Deferred compensation liability	39	—	39	—
Total liabilities measured at fair value	$55	$—	$55	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Net gain (loss) recognized during the period on equity securities	$(1)	$2	$(28)	$6
Less: Net gain (loss) on equity securities sold during the period	$—	$—	$—	$—
Unrealized gain (loss) on equity securities	$(1)	$2	$(28)	$6

Impairment of Investments. There were no impairments for the three months ended July 31, 2025. During the nine months ended July 31, 2025, we recorded impairments of investments of $15 million. There were no impairments of investments for the three and nine months ended July 31, 2024.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended July 31, 2025 and 2024, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2025, there were no impairments of long-lived assets held and used. For the nine months ended July 31, 2024, long-lived assets held and used with a carrying value of $8 million were written down to their fair value of zero resulting in an impairment charge of $8 million.

For the three and nine months ended July 31, 2025 and 2024, there were no impairments of long-lived assets held for sale.

Non-Marketable Equity Securities

For the three months ended July 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $2 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

For the nine months ended July 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $29 million of downward adjustments and $15 million of impairments, which were included in net income as adjustments to the carrying value.

As of July 31, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $59 million downward adjustments and $26 million of impairments. As of July 31, 2025, the carrying amount of our non-marketable equity securities without readily determinable fair value was $59 million.

For the three and nine months ended July 31, 2024, there were no unrealized gain (loss) adjustments to the carrying value of non-marketable securities without readily determinable fair value based on an observable market transaction.

As of July 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $30 million downward adjustments and no impairments. As of July 31, 2024, the carrying amount of our non-marketable equity securities without readily determinable fair value was $112 million.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2025, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three and nine months ended July 31, 2025 and 2024, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at July 31, 2025 was $1 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2025 was $2 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and nine months ended July 31, 2025, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2025, was approximately $7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2025.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of July 31, 2025 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	348	$(492)

Net Investment Hedges
Foreign exchange forward contracts	3	$(34)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	191	$(30)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of July 31, 2025, and October 31, 2024, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2025	October 31, 2024	Balance Sheet Location	July 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$6	$4	Other accrued liabilities	$7	$2

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$7	$10	Other accrued liabilities	$9	$10
Total derivatives	$13	$14		$16	$12

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
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$3	$(3)	$(1)	$(4)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$—	$—	$(1)	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(7)	$3	$(1)	$8
Gain on time value of forward contracts recorded in cost of sales	$2	$2	$5	$5

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$—	$—	$(1)	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$—	$1	$9	$2
At July 31, 2025, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $10 million. Within the next twelve months it is estimated that $3 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three and nine months ended July 31, 2025 and 2024, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$—	$—	$6	$5	$—	$—
Interest cost on benefit obligation	5	6	6	7	1	1
Expected return on plan assets	(6)	(5)	(12)	(9)	(1)	(1)
Amortization of net actuarial (gain) loss	—	—	(7)	(4)	—	—
Amortization of prior service benefit	—	—	—	—	(1)	—
Total net periodic benefit cost (income)	$(1)	$1	$(7)	$(1)	$(1)	$—

	Nine Months Ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Service cost—benefits earned during the period	$—	$—	$13	$13	$—	$—
Interest cost on benefit obligation	15	16	17	20	3	3
Expected return on plan assets	(18)	(15)	(33)	(28)	(4)	(3)
Amortization of net actuarial (gain) loss	—	1	(19)	(12)	(1)	(1)
Amortization of prior service benefit	—	—	—	—	(1)	—
Total net periodic benefit cost (income)	$(3)	$2	$(22)	$(7)	$(3)	$(1)

Settlement (gain) loss	$—	$—	$14	$—	$—	$—

The service cost component is recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

During the nine months ended July 31, 2025, we transferred all the assets and obligations of our Netherlands defined benefit plan to an unaffiliated insurance company under a buy-out contract. The settlement resulted in a net loss of $14 million, which is included in other income (expense), net in the condensed consolidated statement of operations. The settlement loss includes the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive income.

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31,		July 31,		For Remainder of Year
	2025	2024	2025	2024	2025
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$9	$7	$18	$16	$4

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2025	2024
	(in millions)
Standard warranty accrual, beginning balance	$30	$29
Accruals for warranties including change in estimates	37	45
Settlements made during the period	(39)	(44)
Standard warranty accrual, ending balance	$28	$30

Accruals for warranties due within one year	$28	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $40 million and $37 million as of July 31, 2025 and October 31, 2024, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of our aggregate liability relating to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(5)
Currency translation impact	1
Balance at April 30, 2025	$52
Income statement expense	17
Non-cash settlement (accelerated share-based compensation expense)	(11)
Cash payments	(35)
Currency translation impact	—
Balance at July 31, 2025	$23

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan	73
Fiscal Year 2024 Plan	73
Fiscal Year 2023 Plan	50
Total restructuring expense since inception of all plans	$196

The aggregate restructuring liability of $23 million at July 31, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plans is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$7	$12	$22	$12
Research and development	—	18	3	20
Selling, general and administrative	10	37	49	39
Total restructuring expense	$17	$67	$74	$71

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

In connection with the FY25 Plan, we have recorded approximately $17 million and $73 million in restructuring and other related costs in the three and nine months ended July 31, 2025, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at January 31, 2025	$—
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(1)
Currency translation impact	1
Balance at April 30, 2025	51
Income statement expense	17
Non-cash settlement (accelerated share-based compensation expense)	(11)
Cash payments	(34)
Currency translation impact	—
Balance at July 31, 2025	$23

Total restructuring expense since inception of FY25 Plan	$73

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The expense associated with this workforce reduction includes severance and other personnel-related costs. As of July 31, 2025, we have completed all workforce management actions and payments in connection with the FY24 Plan.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimates in the nine months ended July 31, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4
Cash payments	(3)
Balance at April 30, 2025	$1
Cash payments	(1)
Balance at July 31, 2025	$—

Total restructuring expense since inception of FY24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have completed all workforce management actions and payments in connection with the FY23 Plan. During the nine months ended July 31, 2025, we settled cash payments of $2 million.

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the nine months ended July 31, 2025, we made no borrowings or repayments under these credit facilities. As of both July 31, 2025 and October 31, 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2025, we made no borrowings or repayments under this credit facility. As of both July 31, 2025 and October 31, 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2025.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2025, we borrowed $1,118 million and repaid $1,103 million under our commercial paper program. As of July 31, 2025 we had borrowings of $55 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.55 percent. As of October 31, 2024 we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average annual interest rate of 4.92 percent.

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of July 31, 2025 and October 31, 2024, the current portion of these loans of $4 million and $5 million, respectively, was recorded in short-term debt.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	July 31, 2025	October 31, 2024
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$300	$299
2027 Senior Notes	597	596
2029 Senior Notes	497	496
2030 Senior Notes	497	497
2031 Senior Notes	845	845
2034 Senior Notes	593	593
Total Senior Notes	$3,329	$3,326

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2025, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Other Loans

In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of July 31, 2025 and October 31, 2024, the non-current portion of these loans of $21 million (including additional draw and measurement period adjustment) and $19 million, respectively, was recorded in long-term debt.

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

During the three and nine months ended July 31, 2024, we repurchased and retired 4.397 million shares for $585 million, excluding excise taxes of $5.4 million and 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, respectively, under this authorization. During the three and nine months ended July 31, 2025, we repurchased and retired 737,474 shares for $85 million, excluding excise taxes of approximately $0.4 million and 2.734 million shares for $340 million, excluding excise taxes of approximately $2 million, respectively, under this authorization. As of July 31, 2025, we had remaining authorization to repurchase up to approximately $34 million of our common stock under the 2023 repurchase program.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and will commence upon the termination of our 2023 repurchase program.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2025, we paid cash dividends of $0.248 per common share or $71 million and $0.744 per common share or $212 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2024, we paid cash dividends of $0.236 per common share or $68 million and $0.708 per common share or $206 million, respectively, on the company's common stock.

The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended July 31, 2025	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2025	$(288)	$121	$(116)	$3	$(280)
Other comprehensive income (loss) before reclassifications	(5)	—	—	3	(2)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	(7)	7	(1)
Tax (expense) benefit	—	—	3	(3)	—
Other comprehensive income (loss)	(5)	(1)	(4)	7	(3)
As of July 31, 2025	$(293)	$120	$(120)	$10	$(283)

Nine Months Ended July 31, 2025

As of October 31, 2024	$(323)	$121	$(112)	$9	$(305)
Other comprehensive income (loss) before reclassifications	30	—	—	(1)	29
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	(13)	2	(12)
Tax (expense) benefit	—	—	5	—	5
Other comprehensive income (loss)	30	(1)	(8)	1	22
As of July 31, 2025	$(293)	$120	$(120)	$10	$(283)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2025 and 2024 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024

Foreign currency translation	$—	$—	$—	$8	Other income (expense), net
	—	—	—	8	Total before income tax
	—	—	—	—	(Provision) benefit for income tax
	—	—	—	8	Total net of income tax

Unrealized gain (loss) on derivatives	(7)	3	(1)	8	Cost of products
Unrealized gain (loss) on derivatives	—	—	(1)	(1)	Interest expense
	(7)	3	(2)	7	Total before income tax
	2	(1)	—	(2)	(Provision) benefit for income tax
	(5)	2	(2)	5	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	7	4	13	12	Other income (expense), net
Prior service benefit	1	—	1	—	Other income (expense)
	8	4	14	12	Total before income tax
	(3)	(2)	(5)	(4)	(Provision) benefit for income tax
	5	2	9	8	Total net of income tax

Total reclassifications for the period	$—	$4	$7	$21

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

The profitability of each of the segments is measured after excluding items such as transformational initiatives, acquisition and integration costs, amortization of intangible assets related to business combinations, interest income, interest expense and other items as noted in the reconciliations below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Net Revenue:
Life Sciences and Diagnostics Markets	$670	$585	$1,971	$1,809
Agilent CrossLab	744	691	2,153	2,041
Applied Markets	324	302	963	959
Total net revenue	$1,738	$1,578	$5,087	$4,809

Segment Income From Operations:
Life Sciences and Diagnostics Markets	$118	$114	$364	$343
Agilent CrossLab	248	248	700	686
Applied Markets	71	70	214	226
Total segment income from operations	$437	$432	$1,278	$1,255

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Total reportable segment income from operations	$437	$432	$1,278	$1,255
Unallocated costs:
Amortization of intangible assets related to business combinations	(26)	(25)	(81)	(77)
Acquisition and integration costs	(3)	(4)	(15)	(5)
Transformational initiatives	(18)	(1)	(48)	(5)
Asset impairment	—	—	—	(8)
Restructuring and other related costs	(17)	(67)	(74)	(71)
Other	(13)	(2)	(24)	(9)
Total unallocated costs	(77)	(99)	(242)	(175)
Income from operations	360	333	1,036	1,080
Interest income	16	19	45	56
Interest expense	(28)	(22)	(85)	(64)
Other income (expense), net(1)	18	13	(3)	48
Income before taxes, as reported	$366	$343	$993	$1,120
(1) For the nine months ended July 31, 2025, other income (expense), net includes expense related to the net loss on equity securities and the impairment of investments. For the nine months ended July 31, 2024, other income (expense), net includes income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).
The following table reflects segment and unallocated assets. Segment assets include allocations of corporate assets, goodwill, net other intangibles and other assets. Unallocated assets primarily consist of cash, cash equivalents, short-term and long-term investments, deferred tax assets, right-of-use assets and other assets.

	July 31, 2025	October 31, 2024
	(in millions)
Assets:
Life Sciences and Diagnostics Markets	$5,997	$5,866
Agilent CrossLab	2,427	2,360
Applied Markets	882	872
Unallocated Assets	2,920	2,748
Total assets	$12,226	$11,846

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

Global Tariffs. Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. In the first half of fiscal year 2025, changes to tariffs and trade policies did not have a material impact on our results of operations. In the second half of fiscal year 2025, the U.S. government introduced additional measures related to tariffs, including certain increases, exemptions and pauses, and other countries have responded with preliminary agreements and retaliatory actions. The ultimate impact of changes to tariffs and trade policies will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade policies implemented and our ability to respond to mitigate the impact of such tariffs and trade policies. We continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Actual Results

Net revenue of $1,738 million and $5,087 million for the three and nine months ended July 31, 2025 increased 10 percent and 6 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2025, revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same periods last year. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in both the three and nine months ended July 31, 2025. Revenue generated by our Life Sciences and Diagnostics Markets segment for the three and nine months ended July 31, 2025 increased 14 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year. Revenue generated by our Agilent CrossLab segment for the three and nine months ended July 31, 2025 increased 8 percent and 5 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 3 percentage point favorable impact and 1 percentage point unfavorable impact, respectively, when compared to the same periods last year. Revenue generated by our Applied Markets segment for the three and nine months ended July 31, 2025 increased 7 percent and was flat, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025, had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2025 was $336 million and $869 million, respectively, compared to net income of $282 million and $938 million for the corresponding periods last year. In the nine months ended July 31, 2025, cash provided by operations was $1,014 million compared to cash provided by operations of $1,270 million in the same period last year.

Dividends. During the three and nine months ended July 31, 2025, we paid cash dividends of $0.248 per common share or $71 million and $0.744 per common share or $212 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2024, we paid cash dividends of $0.236 per common share or $68 million and $0.708 per common share or $206 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the three and nine months ended July 31, 2024, we repurchased and retired 4.397 million shares for $585 million, excluding excise taxes of $5.4 million and 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, respectively, under this authorization. During the three and nine months ended July 31, 2025, we repurchased and retired 737,474 shares for $85 million, excluding excise taxes of approximately $0.4 million and 2.734 million shares for $340 million, excluding excise taxes of approximately $2 million, respectively, under this authorization. As of July 31, 2025, we had remaining authorization to repurchase up to approximately $34 million of our common stock under the 2023 repurchase program.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. While customer capital budgets, including those of customers receiving funding from the U.S. federal government, continue to be constrained, we are seeing signs of a steady recovery. We also remain optimistic about the long-term health of our key end markets. While the recent tariff changes adversely impacted our costs of revenue in the third quarter, we expect to substantially mitigate the impact during our fiscal year 2026. With inflationary and tariff-related pressures remaining fluid, we are actively pursuing mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth.

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

A summary of our aggregate liability relating to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2024	$13
Income statement expense	1
Cash payments	(9)
Balance at January 31, 2025	$5
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(5)
Currency translation impact	1
Balance at April 30, 2025	$52
Income statement expense	17
Non-cash settlement (accelerated share-based compensation expense)	(11)
Cash payments	(35)
Currency translation impact	—
Balance at July 31, 2025	$23

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan	73
Fiscal Year 2024 Plan	73
Fiscal Year 2023 Plan	50
Total restructuring expense since inception of all plans	$196

The aggregate restructuring liability of $23 million at July 31, 2025, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from the restructuring plans is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in millions)
Cost of products and services	$7	$12	$22	$12
Research and development	—	18	3	20
Selling, general and administrative	10	37	49	39
Total restructuring expense	$17	$67	$74	$71

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

In connection with the FY25 Plan, we have recorded approximately $17 million and $73 million in restructuring and other related costs in the three and nine months ended July 31, 2025, respectively.

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at January 31, 2025	$—
Income statement expense	56
Non-cash settlement (accelerated share-based compensation expense)	(5)
Cash payments	(1)
Currency translation impact	1
Balance at April 30, 2025	51
Income statement expense	17
Non-cash settlement (accelerated share-based compensation expense)	(11)
Cash payments	(34)
Currency translation impact	—
Balance at July 31, 2025	$23

Total restructuring expense since inception of FY25 Plan	$73

Fiscal Year 2024 Plan ("FY24 Plan"). In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The expense associated with this workforce reduction includes severance and other personnel-related costs. As of July 31, 2025, we have completed all workforce management actions and payments in connection with the FY24 Plan. The restructuring program is expected to result in the reduction of approximately $100 million in annual cost of sales and operating expenses over our three business segments.

In connection with the FY24 Plan, we have recorded approximately $1 million in restructuring and other related costs due to changes in estimates in the nine months ended July 31, 2025.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$11
Income statement expense	1
Cash payments	(8)
Balance at January 31, 2025	$4
Cash payments	(3)
Balance at April 30, 2025	$1
Cash payments	(1)
Balance at July 31, 2025	$—

Total restructuring expense since inception of FY24 Plan	$73

Fiscal Year 2023 Plan ("FY23 Plan"). We have completed all workforce management actions and payments in connection with the FY23 Plan. During the nine months ended July 31, 2025, we settled cash payments of $2 million.

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth for the nine months ended July 31, 2025 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses or vice versa. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenue, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
	(in millions)
Net revenue:
Products	$1,230	$1,121	$3,616	$3,455	10%	5%
Services and other	508	457	1,471	1,354	11%	9%
Total net revenue	$1,738	$1,578	$5,087	$4,809	10%	6%

Net revenue for the three and nine months ended July 31, 2025 increased 10 percent and 6 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2025, revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same periods last year. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in both the three and nine months ended July 31, 2025.

Revenue from products for the three and nine months ended July 31, 2025 increased 10 percent and 5 percent, respectively, when compared to the same periods last year. In the three months ended July 31, 2025 product revenue increased in most of our businesses led by strong revenue growth in our contract development and manufacturing organization ("CDMO"), liquid chromatography, liquid chromatography mass spectrometry, and consumables businesses when compared to the same period last year. Product revenue growth in the nine months ended July 31, 2025, was primarily driven by increases in our CDMO, liquid chromatography, liquid chromatography mass spectrometry, and consumables businesses partially offset by decreases in our cell analysis and vacuum businesses when compared to the same period last year.

Services and other revenue for the three and nine months ended July 31, 2025 increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three months ended July 31, 2025, service revenue increases reflected strong growth from contract repair and preventative maintenance services and strong growth in per incident services including on demand repair and compliance services. For the nine months ended July 31, 2025, service revenue increases reflected strong growth from contract repair and preventative maintenance services and was flat in per incident services including relocation and education and compliance services.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$670	$585	$1,971	$1,809	14%	9%
Agilent CrossLab	744	691	2,153	2,041	8%	5%
Applied Markets	324	302	963	959	7%	—
Total net revenue	$1,738	$1,578	$5,087	$4,809	10%	6%

Revenue in the Life Sciences and Diagnostics Markets segment for the three and nine months ended July 31, 2025, increased 14 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2025, revenue from our BIOVECTRA business contributed 4 percentage points and 5 percentage points, respectively. For the three and nine months ended July 31, 2025, we saw strong revenue growth in the pharmaceutical market led by revenue from our CDMO, liquid chromatography and liquid chromatography mass spectrometry businesses. We also saw strong revenue growth in the diagnostics and clinical market led by revenue from our companion diagnostics and pathology businesses partially offset by a decline in revenue in the academic and government and environmental and forensics markets when compared to the same periods last year.

Revenue in the Agilent CrossLab segment for the three and nine months ended July 31, 2025, increased 8 percent and 5 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 3 percentage point favorable impact and 1 percentage point unfavorable impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2025, we saw revenue growth across most of our end markets led by strong growth in the pharmaceutical, chemical and advanced materials and food markets when compared to the same periods last year.

Revenue in the Applied Markets segment for the three and nine months ended July 31, 2025 increased 7 percent and was flat, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2025, we saw significant revenue growth in the pharmaceutical and chemical and advanced materials markets partially offset by a modest decline in the environmental and forensics market when compared to the same period last year. For the nine months ended July 31, 2025, we saw significant revenue growth in the food and pharmaceutical markets partially offset by a significant decline in revenue in the chemical and advanced materials and academic and government markets when compared to the same period last year.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Total gross margin	51.1%	54.2%	52.2%	54.5%	(3) ppts	(2) ppts
Research and development	$111	$127	$336	$368	(13)%	(9)%
Selling, general and administrative	$417	$395	$1,281	$1,171	6%	9%
Operating margin	20.7%	21.1%	20.4%	22.5%	—	(2) ppts
Income from operations	$360	$333	$1,036	$1,080	8%	(4)%

Total gross margin for the three and nine months ended July 31, 2025 decreased 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2025 was unfavorably impacted by higher tariffs and shipping costs, unfavorable product mix, higher wages, variable pay and the unfavorable impact of currency movements partially offset by higher sales volume, lower warranty and restructuring expenses when compared to the same period last year. Gross margin for the nine months ended July 31, 2025 was unfavorably impacted by higher tariffs and shipping costs, unfavorable product mix, higher wages, restructuring expenses and variable pay partially offset by higher sales volume and lower warranty costs when compared to the same period last year.

Research and development expenses for the three and nine months ended July 31, 2025 decreased 13 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2025 decreased due to lower restructuring expenses and salary expense related to workforce reduction activities partially offset by the favorable impact of currency movements when compared to the same periods last year. Research and development expenses in the nine months ended July 31, 2024 also included an impairment of in-process research and development of $6 million.

Selling, general and administrative expenses for the three and nine months ended July 31, 2025 increased 6 percent and 9 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2025, increased due to higher corporate infrastructure costs, transformational initiatives and variable pay partially offset by lower restructuring expenses, the favorable impact of currency movements and lower share-based compensation expense when compared to the same period last year. Selling, general and administrative expenses for the nine months ended July 31, 2025 increased due to higher transformational initiatives, corporate infrastructure costs, variable pay and restructuring expenses, partially offset by the favorable impact of currency movements and lower share-based compensation expense when compared to the same period last year.

Total operating margin for the three and nine months ended July 31, 2025 was flat and decreased 2 percentage points, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2025 was impacted by unfavorable product mix, higher transformational initiatives, wages, variable pay and the unfavorable impact of currency movements offset by higher sales volume and lower restructuring expenses. Operating margin for the nine months ended July 31, 2025 was impacted by unfavorable product mix, higher transformational initiatives, wages and variable pay partially offset by higher sales volume.

Income from operations for the three and nine months ended July 31, 2025, increased $27 million or 8 percent and decreased $44 million or 4 percent, respectively, on a corresponding revenue increase of $160 million and $278 million, respectively.

Interest income for the three months ended July 31, 2025 and 2024 was $16 million and $19 million, respectively. Interest income for the nine months ended July 31, 2025 and 2024 was $45 million and $56 million, respectively. The decrease in interest income in 2025 was primarily due to lower cash balances.

At July 31, 2025, our headcount was approximately 18,000 as compared to approximately 17,400 at July 31, 2024.

Other income (expense), net

For the three months ended July 31, 2025, other income (expense), net of $18 million income includes income of $15 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the nine months ended July 31, 2025, other income (expense), net of $3 million expense includes a net loss of $28 million on equity securities, $15 million loss on impairment of investments, and income of $41 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). For the nine months ended July 31, 2025, other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan. The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $9 million. The costs associated with these services are reported within income from operations.

For the three months ended July 31, 2024, other income (expense), net of $13 million income includes a net gain of $2 million on equity securities and income of $5 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the nine months ended July 31, 2024, other income (expense), net of $48 million income includes a net gain of $6 million on equity securities and income of $19 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $9 million. The costs associated with these services are reported within income from operations. For the nine months ended July 31, 2024, other income (expense), net also includes $8 million of income related to foreign currency translation reclassified out of accumulated comprehensive income (loss).

Income Taxes

For the three and nine months ended July 31, 2025, our income tax expense was $30 million with an effective tax rate of 8.2 percent and $124 million with an effective tax rate of 12.5 percent, respectively. For the three and nine months ended July 31, 2025, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $28 million related to the release of tax reserves due to a remeasurement of the liability.

For the three and nine months ended July 31, 2024, our income tax expense was $61 million with an effective tax rate of 17.8 percent and $182 million with an effective tax rate of 16.3 percent, respectively. For the three months ended July 31, 2024, there were no significant discrete items. For the nine months ended July 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax expense of $12 million related to an audit settlement.

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

The United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act ("TCJA") and modifies several international provisions, which are generally applicable to Agilent in fiscal year 2027. The OBBBA is not expected to have any material impact on our effective tax rate or cash flow in the current fiscal year. We are assessing the potential impacts the OBBBA may have on fiscal year 2026 and beyond.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$670	$585	$1,971	$1,809	14%	9%

Life Sciences and Diagnostics Markets segment revenue for the three and nine months ended July 31, 2025 increased 14 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2025 increased 18 percent in the Americas with no currency impact, increased 14 percent in Europe with a 7 percentage point favorable currency impact and increased 10 percent in Asia Pacific with a 2 percentage point favorable currency impact compared to the same period last year. For the three months ended July 31, 2025, the revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our nucleic acid solutions, liquid chromatography, pathology and companion diagnostics businesses, partially offset by declines in our genomics, cell analysis and biomolecular businesses. Revenue increased in Europe due to strong growth from all of our businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, cell analysis and biomolecular businesses and modest growth in our pathology business, partially offset by a decline in our genomics business.

Revenue for the nine months ended July 31, 2025 increased 13 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 6 percent in Europe with a 1 percentage point favorable currency impact and increased 5 percent in Asia Pacific with no currency impact compared to the same period last year. The revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our nucleic acid solutions, liquid chromatography and companion diagnostics businesses, moderate growth from our pathology business and modest growth in our liquid chromatography mass spectrometry business, partially offset by declines in our cell analysis, biomolecular analysis and genomics businesses. Revenue increased in Europe due to strong growth from our liquid chromatography, genomics, cell analysis and companion diagnostics businesses and moderate growth in our liquid chromatography mass spectrometry and pathology businesses, partially offset by a decline in our biomolecular analysis business. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography and liquid chromatography mass spectrometry businesses, moderate growth from our pathology and genomics businesses and modest growth from our cell analysis business, partially offset by a decline in our genomics business.

For the three months ended July 31, 2025, strong revenue growth in the pharmaceutical market was mainly due to the BIOVECTRA acquisition and strong growth in our nucleic acid solutions, liquid chromatography and liquid chromatography mass spectrometry businesses. We saw strong revenue growth in the diagnostics and clinical market led by our pathology, companion diagnostics, biomolecular analysis and liquid chromatography businesses, partially offset by a decline in our genomics business. Revenue in the academic and government market declined across all of our businesses with the exception of strong growth in our liquid chromatography business and moderate growth in our liquid chromatography mass spectrometry business. Within the applied markets, we saw strong revenue growth within the chemicals and advanced materials and food markets.

For the nine months ended July 31, 2025, strong revenue growth in the pharmaceutical market was mainly due to the BIOVECTRA acquisition and strong growth in our nucleic acid solutions and liquid chromatography businesses. We saw strong revenue growth in the diagnostics and clinical market led by strong growth in our companion diagnostics, biomolecular analysis, liquid chromatography and liquid chromatography mass spectrometry businesses and moderate growth in our pathology business, partially offset by a decline in our genomics business. Revenue in the academic and government market declined across all of our businesses with the exception of strong growth in our liquid chromatography mass spectrometry business and moderate growth in our liquid chromatography business. Within the applied markets, we saw strong revenue growth primarily within the chemicals and advanced materials markets.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue in the third quarter, we expect to substantially mitigate the impact during our fiscal year 2026. Therefore, we remain optimistic about our long-term growth opportunities in our end markets and continue to invest in expanding and improving our applications and solutions portfolio. We continue to leverage our liquid chromatography and liquid chromatography mass spectrometry platforms to maximize our growth via key vectors across our markets, making us optimistic about our long-term growth opportunities in the life sciences markets. We remain positive about the growth in our diagnostic and clinical markets around our OMNIS platforms. Market demand for therapeutic oligo continues to grow, and our CDMO business is well positioned to serve expanding customer requirements. We will also continue to invest in research and development, invest in expanding and improving our applications and solutions portfolio and seek to expand our position in developing countries and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	50.5%	54.4%	52.0%	54.8%	(4) ppts	(3) ppts
Research and development	$61	$59	$183	$189	3%	(3)%
Selling, general and administrative	$159	$145	$478	$459	10%	4%
Operating margin	17.6%	19.6%	18.5%	19.0%	(2) ppts	—
Income from operations	$118	$114	$364	$343	3%	6%

Gross margin for products and services for the three and nine months ended July 31, 2025, decreased 4 percentage points and 3 percentage points, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2025 was impacted mainly by increased tariffs and shipping costs, unfavorable business mix, increased warranty costs, increased variable pay and the unfavorable impact of currency movements. Gross margin for the nine months ended July 31, 2025 was impacted mainly by increased tariffs and shipping costs, unfavorable business mix and increased variable pay which was partially offset by lower warranty expenses.

Research and development expenses for the three and nine months ended July 31, 2025, increased 3 percent and decreased 3 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2025 increased primarily due to the BIOVECTRA acquisition, increased variable pay and the unfavorable impact of currency movements partially offset by lower salary expenses related to workforce reduction activities. Research and development expenses for the nine months ended July 31, 2025 decreased primarily due to lower salary expenses related to workforce reduction activities partially offset by increases in variable pay and additional expenses related to the BIOVECTRA acquisition.

Selling, general and administrative expenses for the three and nine months ended July 31, 2025, increased 10 percent and 4 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2025, increased due to higher commission, travel, the unfavorable impact of currency movements and variable pay expenses. Selling, general and administrative expenses for the nine months ended July 31, 2025, increased due to higher commission, travel and variable pay expenses.

Operating margin for products and services for the three and nine months ended July 31, 2025 decreased 2 percentage points and was flat, respectively, when compared to the same periods last year. Operating margin for products and services for the three months ended July 31, 2025, decreased primarily due to increased tariffs and shipping costs, unfavorable business mix, increased warranty costs, increased variable pay and the unfavorable impact of currency movements which was partially offset by lower salary expenses related to workforce reduction activities. Operating margin for products and services for the nine months ended July 31, 2025 was flat due to lower salary expense related to workforce reduction activities and lower warranty costs offset by increased tariffs and shipping costs, unfavorable business mix and increased variable pay.

Income from operations for the three and nine months ended July 31, 2025 increased $4 million or 3 percent and $21 million or 6 percent, respectively, on a corresponding revenue increase of $85 million and $162 million, respectively.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$744	$691	$2,153	$2,041	8%	5%

Agilent CrossLab segment revenue for the three and nine months ended July 31, 2025 increased 8 percent and 5 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 3 percentage point favorable impact and 1 percentage point unfavorable impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2025 increased 2 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 15 percent in Europe with a 7 percentage point favorable currency impact and increased 8 percent in Asia Pacific with a 2 percentage point favorable currency impact compared to the same period last year. For the three months ended July 31, 2025, revenue growth in the Americas was driven by strength in repair, maintenance and installation services and our software and informatics business partially offset by weakness in our lab automation business when compared to the same period last year. Revenue growth in Europe was driven by strength in repair, maintenance and compliance services, and our consumables, lab automation and software and informatics businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by strength in our consumables business, repair, maintenance and compliance services and our software and informatics businesses when compared to the same period last year.

Revenue for the nine months ended July 31, 2025 increased 3 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 8 percent in Europe with a 1 percentage point favorable currency impact and increased 6 percent in Asia Pacific with a 1 percentage point unfavorable currency impact compared to the same period last year. Revenue growth in the Americas was driven by strength in repair, maintenance and compliance services and our lab automation business when compared to the same period last year. Revenue growth in Europe was driven by strength in repair, maintenance, and compliance services, and our consumables, lab automation and software and informatics businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand within our consumables business in China and higher growth in repair, maintenance and compliance services and our software and informatics business when compared to the same period last year.

For the three months ended July 31, 2025, revenue increased significantly in the pharmaceutical, chemical and advanced materials, food and environmental and forensics markets, and revenue increased moderately in the diagnostics and clinical and academic and government markets. Strong revenue growth in the pharmaceutical market was driven by our consumables, services, lab automation and software and informatics businesses when compared to the same period last year. Strong revenue growth in the chemicals and advanced materials and food markets was driven by our services, consumables and software and informatics businesses when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by our services business when compared to the same period last year.

For the nine months ended July 31, 2025 revenue increased significantly in the pharmaceutical, chemicals and advanced materials, food, environmental and forensics and diagnostics and clinical markets, and revenue increased moderately in the academic and government market. Strong revenue growth in the pharmaceutical and environmental and forensics markets was driven by our consumables, services and lab automation businesses when compared to the same period last year. Strong revenue growth in the chemicals and advanced materials, food and diagnostics and clinical markets was driven by our services and consumables businesses when compared to the same period last year.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue in the third quarter, we expect to substantially mitigate the impact during our fiscal year 2026. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	55.1%	57.7%	55.6%	57.1%	(3) ppts	(2) ppts
Research and development	$26	$25	$79	$80	2%	(2)%
Selling, general and administrative	$136	$126	$417	$399	8%	5%
Operating margin	33.3%	35.9%	32.5%	33.6%	(3) ppts	(1) ppt
Income from operations	$248	$248	$700	$686	—	2%

Gross margin for the three and nine months ended July 31, 2025 decreased 3 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher wages, variable pay and the unfavorable impact of currency movements partially offset by higher sales volume. Gross margin for the nine months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher wages and variable pay partially offset by higher sales volume.

Research and development expenses for the three and nine months ended July 31, 2025 increased 2 percent and decreased 2 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2025 increased due to higher wages, variable pay and the unfavorable impact of currency movements. Research and development expenses for the nine months ended July 31, 2025 decreased primarily due to a lower allocation of corporate infrastructure expenses partially offset by higher wages and variable pay.

Selling, general and administrative expenses for the three and nine months ended July 31, 2025 increased 8 percent and 5 percent, respectively, when compared to the same periods last year. For the three months ended July 31, 2025, selling, general and administrative expenses increased due to the unfavorable impact of currency movements and higher variable pay partially offset by lower salary expenses related to workforce reduction activities. For the nine months ended July 31, 2025, selling, general and administrative expenses increased due to a higher allocation of corporate infrastructure expenses, higher commissions and higher variable pay partially offset by lower salary expenses related to workforce reduction activities and the favorable impact of currency movements.

Operating margin for products and services for the three and nine months ended July 31, 2025 decreased 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher wages, variable pay, higher corporate infrastructure expenses and the unfavorable impact of currency movements partially offset by higher revenue when compared to the same period last year. Operating margin for the nine months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher wages, variable pay and higher corporate infrastructure expenses partially offset by higher revenue when compared to the same period last year.

Income from operations for the three and nine months ended July 31, 2025 was flat and increased $14 million or 2 percent, respectively, on a corresponding revenue increase of $53 million and $112 million, respectively.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
	(in millions)

Net revenue	$324	$302	$963	$959	7%	—

Applied Markets segment revenue for the three and nine months ended July 31, 2025 increased 7 percent and was flat, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2025 had a 2 percentage point favorable impact and no impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2025 increased 2 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 11 percent in Europe with a 5 percentage point favorable currency impact and increased 9 percent in Asia Pacific with a 2 percentage point favorable currency impact when compared to the same period last year. The revenue growth in the Americas was driven by strength in our spectroscopy, gas chromatography mass spectrometry and gas chromatography businesses partially offset by weakness in the vacuum business when compared to the same period last year. The revenue growth in Europe was driven by strength in our gas chromatography, gas chromatography mass spectrometry, spectroscopy and vacuum businesses when compared to the same period last year. The revenue growth in Asia Pacific was driven by strength in our spectroscopy, gas chromatography, remarketed instruments and gas chromatography mass spectrometry businesses when compared to the same period last year

Revenue for the nine months ended July 31, 2025 was flat in the Americas with a 1 percentage point unfavorable currency impact, increased 3 percent in Europe with a 1 percentage point favorable currency impact and was flat in Asia Pacific with no currency impact when compared to the same period last year. Revenue was flat in the Americas driven by weakness in our vacuum, remarketed instruments and gas chromatography mass spectrometry businesses offset by strength in the gas chromatography and spectroscopy businesses when compared to the same period last year. The revenue growth in Europe was driven by strength in our gas chromatography, vacuum and spectroscopy businesses partially offset by weakness in our gas chromatography mass spectrometry business when compared to the same period last year. Revenue was flat in Asia Pacific driven by strength in our gas chromatography mass spectrometry, remarketed instruments and spectroscopy businesses offset by our gas chromatography and vacuum businesses when compared to the same period last year.

For the three months ended July 31, 2025, revenue increased significantly in the chemicals and advanced materials, pharmaceutical, food and academic and government markets partially offset by revenue decline in the environmental and forensics and diagnostics and clinical markets. Strong revenue growth in the chemicals and advanced materials market was driven by strength in our gas chromatography, spectroscopy and gas chromatography mass spectrometry businesses partially offset by weakness in the vacuum business when compared to the same period last year. Strong revenue growth in the pharmaceutical market was driven by strength in our remarketed instruments, gas chromatography, gas chromatography, mass spectrometry and vacuum businesses when compared to the same period last year. Strong revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry and gas chromatography businesses partially offset by decline in our spectroscopy business when compared to the same period last year. Strong revenue in the academic and government market was driven by strength in our spectroscopy business partially offset by weakness in our remarketed instruments and gas chromatography businesses when compared to the same period last year. Revenue declined significantly in the environmental and forensics market due to weakness in our gas chromatography mass spectrometry and gas chromatography businesses when compared to the same period last year.

For the nine months ended July 31, 2025, revenue increased significantly in the food, pharmaceutical, and diagnostics and clinical markets and was flat in the environmental and forensics market partially offset by significant revenue decline in the academic and government market and moderate revenue decline in the chemicals and advanced materials market. Strong revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry, gas chromatography and spectroscopy businesses when compared to the same period last year. Strong revenue growth in the pharmaceutical market was driven by strength in our remarketed instruments, spectroscopy, vacuum and gas chromatography mass spectrometry businesses when compared to the same period last year. Strong revenue growth in the diagnostics and clinical market was driven by strength in our spectroscopy and remarketed instruments businesses partially offset by weakness in our gas chromatography business when compared to the same period last year. Revenue growth was flat in the environmental and forensics market driven by strength in our spectroscopy business offset by weakness in our gas chromatography mass spectrometry, gas chromatography and remarketed instruments businesses when compared to the same period last year. Revenue declined moderately in the chemicals and advanced materials market due to weakness in our vacuum, spectroscopy and gas chromatography businesses partially offset by strength in the gas chromatography mass spectrometry business when compared to the same period last year. Revenue declined significantly in the academic and government market due to weakness in our gas chromatography, gas chromatography mass spectrometry and remarketed instruments businesses partially offset by strength in our spectroscopy business when compared to the same period last year.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue in the third quarter, we expect to substantially mitigate the impact during our fiscal year 2026. We also anticipate continued steady market recovery and are optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2025	2024	2025	2024	Months	Months
(in millions, except margin data)
Gross margin	53.6%	55.2%	54.4%	55.3%	(2) ppts	(1) ppt
Research and development	$23	$23	$69	$71	—	(2)%
Selling, general and administrative	$80	$74	$240	$234	8%	3%
Operating margin	21.8%	23.2%	22.2%	23.6%	(1) ppt	(1) ppt
Income from operations	$71	$70	$214	$226	1%	(5)%

Gross margin for the three and nine months ended July 31, 2025, decreased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher variable pay and the unfavorable impact of currency movements partially offset by higher sales volume and lower salary expenses related to workforce reduction activities.

Research and development expenses for the three and nine months ended July 31, 2025, were flat and decreased 2 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2025 were flat due to higher consumables, higher variable pay, and the unfavorable impact of currency movements offset by lower salary expenses related to workforce reduction activities when compared to the same period last year. Research and development expenses for the nine months ended July 31, 2025 decreased due to lower salary expenses related to workforce reduction activities partially offset by higher consumables cost and higher variable pay when compared to the same period last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2025, increased 8 percent and 3 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2025 increased due to a higher allocation of corporate infrastructure expenses, higher commissions, higher variable pay and the unfavorable impact of currency movements partially offset by lower salary expenses related to workforce reduction activities. For the nine months ended July 31, 2025, selling, general and administrative expenses increased due to a higher allocation of corporate infrastructure expenses, higher commissions and higher variable pay partially offset by lower salary expenses related to workforce reduction activities and the favorable impact of currency movements.

Operating margin for the three and nine months ended July 31, 2025 decreased 1 percentage point in both periods when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2025 was impacted by higher tariffs and shipping costs, higher variable pay and the unfavorable impact of currency movements partially offset by higher sales volume and lower salary expenses related to workforce reduction activities when compared to the same periods last year.

Income from operations for the three and nine months ended July 31, 2025, increased $1 million or 1 percent and decreased $12 million or 5 percent, respectively, on a corresponding revenue increase of $22 million and $4 million, respectively.

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

Our financial position as of July 31, 2025 consisted of cash and cash equivalents of $1,535 million as compared to $1,329 million as of October 31, 2024.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,014 million for the nine months ended July 31, 2025 compared to net cash provided by operating activities of $1,270 million for the same period in 2024. In the nine months ended July 31, 2025, we paid approximately $98 million under our variable and incentive pay programs as compared to $105 million paid for the same period in 2024. Net cash paid for income taxes in the nine months ended July 31, 2025 was $304 million compared to net cash paid for income taxes of $284 million for the same period in 2024.

In the nine months ended July 31, 2025, accounts receivable used cash of $44 million compared to cash provided of $67 million for the same period in 2024. Days’ sales outstanding ("DSO") as of July 31, 2025 was 72 days when compared to 70 days as of July 31, 2024. Cash used by inventory was $72 million for the nine months ended July 31, 2025 compared to cash provided of $15 million for the same period in 2024. Inventory days on-hand was 107 days as of July 31, 2025 compared to 122 days as of July 31, 2024. In the nine months ended July 31, 2025, accounts payable used cash of $13 million compared to cash provided of $78 million for the same period in 2024. This was mainly due to more expenditures for direct materials as we continue optimizing our inventory levels and in response to the impact of tariffs when compared to the same period in 2024.
We contributed approximately $18 million and $16 million to our defined benefit plans in the nine months ended July 31, 2025 and 2024, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $4 million to our defined benefit plans during the remainder of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $304 million for the nine months ended July 31, 2025 as compared to net cash used in investing activities of $304 million in the same period of 2024.

Investments in property, plant and equipment were $314 million for the nine months ended July 31, 2025 compared to $285 million in the same period of 2024. We expect that total capital expenditures for the current year will be approximately $400 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2025 was $515 million compared to net cash used in financing activities of $777 million for the same period of 2024.

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

During the nine months ended July 31, 2024, we repurchased and retired 5.991 million shares for $815 million, excluding excise taxes of $6.4 million, under this authorization. During the nine months ended July 31, 2025, we repurchased and retired 2.734 million shares for $340 million, excluding excise taxes of approximately $2 million, under this authorization. As of July 31, 2025, we had remaining authorization to repurchase up to approximately $34 million of our common stock under the 2023 repurchase program.

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

During the nine months ended July 31, 2025, we paid cash of $10 million for excise taxes related to treasury stock repurchases made in fiscal year 2024 under our 2023 stock repurchase program compared to no payments made in 2024.

Dividends. During the nine months ended July 31, 2025 and 2024, we paid cash dividends of $0.744 per common share or $212 million, and $0.708 per common share or $206 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the nine months ended July 31, 2025 and 2024, we had no borrowings or repayments under these credit facilities. As of July 31, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2025 and 2024, we had no borrowings or repayments under this credit facility. As of July 31, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2025.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2025, we borrowed $1,118 million and repaid $1,103 million under our commercial paper program compared to borrowings of $610 million and repayments of $235 million in the same period in 2024. As of July 31, 2025 we had borrowings of $55 million outstanding under our U.S. commercial paper program and a weighted average annual interest rate of 4.55 percent.

Term Loan Facility. On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan that was paid in full as of October 31, 2024. During the nine months ended July 31, 2024, we made a payment of $180 million on this term loan.

Other Loans. In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of July 31, 2025, the current portion of these loans of $4 million was recorded in short-term debt and the non-current portion of $21 million (including additional draw and measurement period adjustment) was recorded in long-term debt.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of the Agilent outstanding senior notes in the nine months ended July 31, 2025 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Other. Our purchase commitments for indirect material and services increased by $8 million from $136 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $24 million from $641 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 to our contractual commitments in the first nine months of fiscal year 2025. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2025 and October 31, 2024 include $28 million and $115 million, respectively, related to long-term income tax liabilities. Of these amounts, $28 million and $64 million related to uncertain tax positions as of July 31, 2025 and October 31, 2024, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenue, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 47 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2025 and 2024, respectively. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth in the nine months ended July 31, 2025 principally as a result of the strength of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2025, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2025, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective at ensuring that information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding such required disclosure to the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth in the nine months ended July 31, 2025 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

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

We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenue. Furthermore, some of our intellectual property is licensed to others which may allow them to compete with us using that intellectual property.

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

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. Many countries have enacted legislation to implement the Pillar Two rules which applies to Agilent beginning in fiscal year 2025. The enactment of Pillar Two legislation is not expected to have any material impact to our consolidated financial statements for fiscal year 2025. We are evaluating the potential impacts the Pillar Two rules as currently constructed may have on future periods. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act ("TCJA") and modifies several international provisions, which are generally applicable to Agilent in fiscal year 2027. We are assessing the potential impacts the OBBBA may have on fiscal year 2026 and beyond.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of July 31, 2025, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2025, we had cash and cash equivalents of approximately $1.5 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that might be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2025.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2023 Repurchase Program
May 1, 2025 through May 31, 2025	264,641	$110.53	264,641	$90
June 1, 2025 through June 30, 2025	233,421	$116.89	233,421	$63
July 1, 2025 through July 31, 2025	239,412	$118.83	239,412	$34
Total	737,474	$115.24	737,474	$34

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. As of July 31, 2025, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2025, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Agilent Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 17, 2025)*

3.2	Third Amended and Restated Bylaws of Agilent Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2025)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

     * Previously filed.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 29, 2025	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership and Interim Chief Financial Officer
(Principal Accounting Officer and Interim Principal Financial Officer)