Form 10-K
period 2025-10-31
AGILENT TECHNOLOGIES, INC.
filed 2025-12-22
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K
_____________________________________________________________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common equity held by non-affiliates as of April 30, 2025, was approximately $26.6 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of December 10, 2025 there were 283,498,871 outstanding shares of common stock, par value $0.01 per share.
_____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2025 are incorporated by reference into Part III of this Report
III

Forward-Looking Statements

This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements, leveraging our product platforms to maximize growth, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, including relating to or arising from changes to tariffs, import/export or trade policies, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

Agilent Technologies, Inc. ("we", "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions formed our new Applied Markets segment.
Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment. All historical financial segment information has been recast to conform to this new presentation.
Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide specialty contract development and manufacturing services for pharmaceutical customers as well as solutions that include reagents, instruments, software and consumables which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. The Agilent CrossLab segment spans the entire lab with its extensive services and consumables portfolio in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications. Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products.

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

We sell our products primarily through direct sales, but we also utilize distributors, resellers, manufacturers' representatives and electronic commerce. As of October 31, 2025, we employed approximately 18,100 people worldwide. Our primary research and development and manufacturing sites are in California, Colorado, Delaware, Massachusetts, Texas and Vermont in the U.S. and in Australia, Canada, China, Denmark, Germany, Italy, Japan, Malaysia, Singapore and the United Kingdom.

Life Sciences and Diagnostics Markets
Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Third, our specialty contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as active pharmaceutical ingredients in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our specialty CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fourth, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry, in situ hybridization, hematoxylin and eosin staining and special staining. This business further provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies. Fifth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Sixth, our genomics business includes reagents to support next-generation sequencing workflows and arrays. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including next-generation sequencing, utilized in clinical and life science research applications.

We employed approximately 6,300 people as of October 31, 2025 in our Life Sciences and Diagnostics Markets segment.

Life Sciences and Diagnostics Markets - Key End Markets

Our Life Sciences and Diagnostics Markets segment sells primarily into the pharmaceutical and biopharmaceutical, diagnostics and clinical and academic and government markets. We also sell in the applied markets: chemicals and advanced materials, food and environmental and forensics.

The Pharmaceutical and Biopharmaceutical Market. This market consists of "for-profit" companies which participate across the pharmaceutical value chain in the areas of therapeutic research and discovery, preclinical efficacy, pharmacokinetic, safety testing, clinical trials, therapeutic manufacturing, quality assurance and quality control. Within the pharmaceutical market, a sub-segment of customers are focused on small molecule drugs known as new chemical entities and small molecule active pharmaceutical ingredients. Another sub-segment of the market is our biopharmaceutical customers, who are focused on biologic entities or biosimilar drugs for human or animal use. This biopharmaceutical classification also includes customers that manufacture biological components and/or biological active ingredients. Biologic drug components and active ingredients include monoclonal antibodies, antibody-drug conjugates, fusion or recombinant proteins, therapeutic proteins (e.g., cytokines and insulin), peptides, oligonucleotides, cell and gene therapy and vaccines. Additionally, due to the rapid development of novel targeted therapeutic modalities and the need for improved efficacy and patient stratification in the field of oncology, pharmaceutical companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs. Our primary focus is on biopharmaceutical companies working with advanced therapeutic modalities (e.g., cell and gene therapies) where we provide a suite of research tools and companion diagnostic development services. Additionally, we provide active pharmaceutical ingredient contract development and manufacturing services for oligonucleotide-based therapeutic modalities.

Through our contract development and manufacturing organization business, we offer our pharmaceutical customers specialized manufacturing capabilities for targeted therapeutics, including the production of antibody drug conjugates, high potency active pharmaceutical ingredients, and active pharmaceutical ingredients via microbial fermentation. Our nucleic acid solutions and BIOVECTRA businesses are able to deliver a single source for gene editing therapeutics. Our liquid chromatography and liquid chromatography mass spectrometry businesses provide instruments that enable customers performing life sciences and pharmaceutical research to interrogate biologically relevant metabolites, lipids, protein, and cellular systems to understand fundamental biological processes, as well as the underlying mechanisms of cancer and other disease initiation and progression. The goal is to use this information to develop new therapeutic strategies and drugs as well as new diagnostic tests. Our mass spectrometry technologies are employed by researchers to identify and quantify individual or whole classes of metabolites, lipids, or proteins involved in basic cellular processes and elucidate those which are quantitatively or qualitatively altered in disease states, as well as to identify those which may be useful as biomarkers for a disease.

The Diagnostics and Clinical Market. The diagnostics and clinical market focus within the Life Sciences and Diagnostics Markets segment is to provide instruments, software, reagents, and consumables that enable customers to perform clinical research and routine testing. Our high-quality, automated pathology tissue staining platforms and solutions are used most heavily by the large labs located in hospitals, medical centers, and reference labs. The market focus is on mature economies primarily in North America, Western Europe and Japan. The mix is changing, however, as emerging markets increase spending on human health. The clinical market for our genomics business consists of high complexity clinical labs performing patient testing, including "for-profit" reference laboratories, hospital labs, and molecular diagnostic companies. While some labs purchase in vitro diagnostics labeled testing kits, others often develop and validate their own molecular based tests. Analyte specific reagents are often used by these labs. Our liquid chromatography and liquid chromatography mass spectrometry businesses provide instruments that enable customers performing clinical research to interrogate biologically relevant metabolites, lipids, protein, and cellular systems to understand fundamental biological processes, as well as the underlying mechanisms of cancer and other disease initiation and progression. The goal is to use this information to develop new therapeutic strategies and drugs as well as new diagnostic tests.

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

The Chemicals and Advanced Materials Market.  Our products and solutions are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our products to maintain, optimize, and enable higher productivity and profitability for labs, and support quality control and compliance with environmental and safety regulations. The upstream petroleum exploration and refining markets use our products to analyze natural gas, crude oil composition, perform intermediate material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Additionally, our products are used to support the testing for safety, quality, and compliance across the value chains of advanced materials – including semiconductors, batteries, and specially engineered polymers and polymeric materials.

The Food Market.  Our instruments and workflow solutions are used throughout the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. For example, our mass spectrometer portfolio is used to analyze contaminants and residual pesticides in food. There is also a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content.

The Environmental and Forensics Market. Our instruments, software and workflow solutions are used by the environmental market for applications such as laboratory and field analysis of regulated and unregulated chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories, public and private utilities and colleges and universities. Drug testing and forensics laboratories use our instruments, software and workflow solutions for applications such as analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Some of our instruments are used in mobile laboratories as well. Customers include local, state, federal, and international law enforcement agencies and health laboratories.
Life Sciences and Diagnostics Markets - Products and Applications

Our products fall into these main areas of work: liquid chromatography systems and components, liquid chromatography mass spectrometry systems, pathology, cell analysis, companion diagnostics, genomics, contract development and manufacturing organization and biomolecular analysis.

Liquid Chromatography

A liquid chromatograph, high-performance liquid chromatograph or ultra-high performance liquid chromatograph is used to separate molecules of a liquid mixture to determine the quantity and identity of the molecules present. The Agilent liquid chromatography portfolio is largely modular in construction and can be configured as analytical and preparative systems. These systems can be stepwise upgraded to highly sophisticated, automated workflow solutions such as method development, multi‑method/walk-up, high-capacity/high-throughput or multi‑dimensional liquid chromatography and can be extended to application‑based analyzers (e.g., for bio-molecular separations, chiral analysis or size exclusion chromatography). As a leader in liquid chromatography, we continue to expand our application space with new high-performance liquid chromatograph columns, new services and ongoing instrument and software product enhancements.

Liquid Chromatography Mass Spectrometry

A mass spectrometer identifies and quantifies compounds based on their molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. A mass spectrometer is an important tool in analyzing a broad spectrum of analytes, from small molecules, such as pesticides, to large molecules, such as intact proteins and other biological entities. Liquid chromatography is commonly used to separate compounds and introduce them to the mass spectrometer system. Our liquid chromatography mass spectrometry portfolio includes instruments built around four main analyzer types - single quadrupole, triple quadrupole, time-of-flight and quadrupole time-of-flight. We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, sensitivity, precision, robustness, ease of use and onboard intelligence.

Pathology

This area consists of routine clinical solutions for tissue-based cancer diagnostics with solutions that comprise antibodies, reagents, instruments and software targeting both primary and advanced cancer diagnostics. Our CoverStainer and Artisan based product families target primary cancer diagnostics through hematoxylin and eosin staining as well as special stains for additional insights and detection of potentially carcinogenic tissue. Dako Omnis and Autostainer based immunohistochemistry solution and instant quality fluorescence in situ hybridization technologies provide advanced tumor typing through investigation of protein and gene expression. These products also include companion diagnostic tests that are used to help identify patients most likely to benefit from a specific targeted therapy. Our bulk antibodies business partners with in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies by offering antibodies as raw materials and a range of associated assay development services and solutions. We operate in several areas of clinical relevance for the customers and address multiple technologies such as turbidimetry, gel techniques and chemiluminescence immunoassays. In the area of flow cytometry reagents we provide reagents and kits directly to clinical laboratories working in routine cancer diagnostics, with particular focus on blood cancers.

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

Companion Diagnostics

In our companion diagnostics business, we partner with several major pharmaceutical companies to develop new potential pharmacodiagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. We support pharmaceutical companies during each phase of their drug development process, from early pre-clinical through commercial launch activities. Companion diagnostics has a history of developing clinically relevant and validated tests, with accurate and effective scoring and interpretation guidelines, that enable successful regulatory approvals in our worldwide markets.

Genomics

We provide a next-generation sequencing target enrichment portfolio which enables customers to select specific target regions of the genome for sequencing. Customers can customize our products for their regions of interest including gene panels for specific applications and exome designs, which allow analysis of the entire coding sequences of the genome. We provide microarrays for comparative genomic hybridization, mostly used by customers in cytogenetic laboratories. The arrays allow customers to detect genome-wide copy number alterations with high levels of resolution (from entire chromosomal copy number changes to specific microdeletions or duplications).

Contract Development and Manufacturing Organization

Our contract development and manufacturing organization business provides equipment and expertise focused on mid to large scale production of synthesized oligonucleotide active pharmaceutical ingredients under pharmaceutical good manufacturing practices conditions for a class of drugs that utilize oligonucleotide molecules for disease therapy. These drugs have advanced from single strand DNA molecules to complex, highly modified molecules including antisense, aptamers, double-stranded RNA, and guide RNA. These advancements in technology have greatly improved the efficacy of delivery and stability of the oligos in-vivo. Our nucleic acid solutions business offers industry leading experience to efficiently advance our customers' oligo drug candidates from clinical trials to commercial scale volumes with a common goal of patient health and safety. We offer our pharmaceutical customers even more specialized manufacturing capabilities for targeted therapeutics. Together, our BIOVECTRA and nucleic acid solutions businesses provide clinical-to-commercial scale production capabilities.

Biomolecular Analysis

Automated electrophoresis is a separation technique for biomolecules such as proteins, peptides and nucleic acids (RNA and DNA) and is used to determine the identity of a molecule by either size or charge. It is widely used as a quality control tool to check sample integrity prior to subsequent analysis. Prominent examples are nucleic acid preparation products in front of polymerase chain reaction, next-generation sequencing and microarrays. More recently, quality control based on automated electrophoresis products has become essential throughout in-vitro transcription mRNA workflows, including vaccine development and therapeutics.

Life Sciences and Diagnostics Markets - Customers
We had approximately 22,200 customers for our Life Sciences and Diagnostics Markets segment in fiscal year 2025.
Life Sciences and Diagnostics Markets - Sales, Marketing and Support
We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to customer accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumables products through distributors, electronic commerce and direct sales.

Life Sciences and Diagnostics Markets - Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. In the U.S., we have manufacturing facilities in California, Colorado, Delaware, Iowa, Massachusetts, Texas and Vermont. Outside of the U.S., we have manufacturing facilities in Canada, China, Denmark, Germany, Malaysia and Singapore. Our FDA registered sites include California, Colorado, Texas, Vermont, Canada, Denmark and Germany.

Life Sciences and Diagnostics Markets - Competition

The analytical product sets in the Life Sciences and Diagnostics Markets in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the Life Sciences and Diagnostics Markets arena include: AB Sciex., a division of Danaher Corporation, Avecia, a division of Nitto Denko, Bruker, Inc., Leica Biosystems, Inc., a division of Danaher Corporation, Roche Ventana Medical Systems, Inc., a member of the Roche Group, Shimadzu Corporation, Thermo Fisher Scientific Inc., Twist Bioscience Corporation and Waters Corporation. We compete on the basis of product performance, reliability, support quality, applications expertise, whole solution offering, global channel coverage and price.

Life Sciences and Diagnostics Markets - Government Regulation
Some of the products the Life Sciences and Diagnostics Markets segment sells are subject to regulatory approval by the FDA and other regulatory bodies throughout the world. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. We continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the level of clearance.

Agilent CrossLab

Our Agilent CrossLab segment provides an extensive services and consumables portfolio that spans the entire lab, in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications.

Our services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include gas chromatography and liquid chromatography columns, sample preparation products, custom chemistries, and a large selection of laboratory supplies. Software and informatics solutions include software for instrument control, data acquisition, data analysis, secure storage of results, and laboratory information and workflow management. This software facilitates the compliant use of instruments in pharmaceutical quality assurance and quality control environments. The OpenLab laboratory software suite is a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise. Laboratory automation offers automated sample preparation solutions, including liquid handling, plate management, consumables and scheduling software. These solutions range from standalone automation platforms to integrated workflow solutions with seamless integration to our instrumentation.

Our Agilent CrossLab segment employed approximately 7,400 people as of October 31, 2025.

Agilent CrossLab - Key End Markets

The Pharmaceutical and Biopharmaceutical Market. This market consists of “for-profit” companies which participate across the pharmaceutical value chain in the areas of therapeutic research and discovery, preclinical efficacy, pharmacokinetic, safety testing, clinical trials, therapeutic manufacturing, quality assurance and quality control. Within the pharmaceutical market, a sub-segment of customers are focused on small molecule drugs known as new chemical entities and small molecule active pharmaceutical ingredients. Another sub-segment of the market is our biopharmaceutical customers, who are focused on biologic entities or biosimilar drugs for human or animal use. This biopharmaceutical classification also includes customers that manufacture biological components and/or biological active ingredients. Biologic drug components and active ingredients include monoclonal antibodies, antibody-drug conjugates, fusion or recombinant proteins, therapeutic proteins (e.g., cytokines and insulin), peptides, oligonucleotides, cell and gene therapy and vaccines. Additionally, due to the rapid development of novel targeted therapeutic modalities and the need for improved efficacy and patient stratification in the field of oncology, pharmaceutical companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.

The Academic and Government Market. We support customers in this market that consist primarily of "not-for-profit" organizations and include academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies.

The Chemicals and Advanced Materials Market. Our services, consumables, software and technical support are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our services, consumables, software and technical support to maintain, optimize, and enable higher productivity and profitability for labs, and support quality control and compliance with environmental and safety regulations. The upstream petroleum exploration and refining markets use our services, software and technical support to analyze natural gas, crude oil composition, perform intermediate material analysis, verify and improve refining processes and ensure overall quality of gasoline, fuels, lubricants and other products. Additionally, our services, consumables, software and technical support are used to support the testing for safety, quality, and compliance across the value chains of advanced materials – including semiconductors, batteries, and specially engineered polymers and polymeric materials, minerals and metals, thin film & optics, consumer products and packing materials – from the upstream raw materials, materials production, and final products to the end markets and recycling.

The Environmental and Forensics Market. We support the environmental industry customers that perform laboratory and field analysis of chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories and colleges and universities. We also support drug testing and forensics laboratories that are involved with analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Customers include local, state, federal, and international law enforcement agencies and commercial testing laboratories.

The Food Market. We support the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. Our services also support the food safety market in their work to analyze food for concerns ranging from pathogen contamination and genetic modification to species verification and others.

Agilent CrossLab - Products and Applications

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

Chemistries and Supplies

We offer a broad range of market specific consumables and supplies to complete customers' analytical workflows from sample preparation through separation and analysis to storage, with the support of our technology platforms. This includes sample preparation consumables such as solid phase extraction and filtration products, self-manufactured gas chromatography and liquid chromatography columns, together with chemical standards. Consumables products also include proprietary scientific instrument parts and supplies such as filters and fittings for gas chromatography and liquid chromatography systems; lamps and cuvettes for ultraviolet visible near infrared, fluorescence, fourier transform infrared and raman spectroscopy instruments; and graphite furnace tubes, hollow cathode lamps and specialized sample introduction glassware for our atomic absorption, inductively coupled plasma optical emission spectrometry and inductively coupled plasma mass spectrometry products.

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

Laboratory Automation

We offer a portfolio of unique sample preparation automated solutions that are key to a comprehensive suite of workflow solutions to our customers. This includes liquid handling, plate management, unique consumables and scheduling software with solutions that range from standalone instrumentation to bench-top automation solutions. These solutions strengthen our offering of automated sample preparation across a broad range of applications which are integrated with several of our analytical and next-generation sequencing platforms across the company.

Agilent CrossLab - Customers

We had approximately 59,700 Agilent CrossLab customers in fiscal year 2025. A significant number of our Agilent CrossLab customers are also customers of our Life Sciences and Diagnostics Markets and Applied Markets segments.

The service and consumables businesses are mostly recurring in nature and are less susceptible to market seasonality and industry cycles in comparison to our instrument businesses. The vendor neutral portion of the portfolio allows the business to perform relatively independent from our instrument business. The software business is tied to the installed base and new instrument sales and is somewhat dependent on industry cycles tied to our instrument business. The automation business is the part of the business that is most tied to general instrument business cycles.
Agilent CrossLab - Sales, Marketing and Support

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
Agilent CrossLab - Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into standard as well as custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. Inside the U.S., we have manufacturing facilities in California, Delaware and Rhode Island. Outside of the U.S., we have manufacturing facilities in Germany, Netherlands, Singapore and the United Kingdom. In addition, our direct service delivery organization is regionally based and operating in 28 countries.

Agilent CrossLab - Competition

Our principal competitors include many of our competitors from our Life Sciences and Diagnostics Markets and Applied Markets segments, such as: Danaher Corporation, PerkinElmer Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Waters Corporation, as well as numerous niche service providers. We compete on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.
Applied Markets

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography and gas chromatography mass spectrometry businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in the food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

We employed approximately 2,500 people as of October 31, 2025 in our Applied Markets segment.

Applied Markets - Key End Markets

The Chemicals and Advanced Materials Market. Our products and solutions are used throughout the chemicals sector in the development, manufacturing, and quality control of commodity chemicals, specialty and agrochemicals, and fine chemicals. Chemical market customers use our products to determine chemical composition, perform impurity analysis, qualify raw materials, conduct materials characterization, and verify and ensure the environmental safety of operations and employees. The upstream petroleum exploration and refining markets use our products to analyze natural gas, crude oil composition, perform intermediate material analysis, verify and improve refining processes and ensure the overall quality of gasoline, fuels, lubricants and other products. Our products are used to test for safety, quality, and compliance across the value chains of advanced materials – including semiconductors/electronics, batteries, specially engineered polymers and polymeric materials, minerals and metals, thin film & optics, consumer products and packing materials – from the upstream raw materials, materials production, and final products to the end markets and recycling.

The Environmental and Forensics Market. Our instruments, software and workflow solution~~s~~ are used by the environmental market for applications such as laboratory and field analysis of regulated and unregulated chemical pollutants in air, water, soil and solid waste. Environmental industry customers include all levels of government, the industrial and manufacturing sectors, engineering and consulting companies, commercial testing laboratories, public and private utilities and colleges and universities. Drug testing and forensics laboratories use our instruments and software and workflow solutions for applications such as analyzing evidence associated with crime, screening athletes for performance enhancing drugs, analyzing samples for recreational drugs, or detecting and identifying biological and chemical warfare agents. Some of our instruments are used in mobile laboratories as well. Customers include local, state, federal, and international law enforcement agencies and health laboratories.

The Food Market.  Our instruments and software solutions are used throughout the food production chain, including incoming inspection, new product development, quality control and assurance, and packaging. For example, our mass spectrometer portfolio is used to analyze contaminants and residual pesticides in food. There is also a significant food safety market involved in analyzing food for pathogen contamination, accurate verification of species type and evidence of genetically modified content.

The Academic and Government Market. This market consists primarily of “not-for-profit” organizations and includes academic institutions, large government institutes and privately funded organizations. The academic and government market plays an influential role in technology adoption and therapeutic developments for pharmaceutical and molecular diagnostics companies.
The Pharmaceutical and Biopharmaceutical Market. This market consists of “for-profit” companies which participate across the pharmaceutical value chain in the areas of therapeutic research and discovery, preclinical efficacy, pharmacokinetic, safety testing, clinical trials, therapeutic manufacturing, quality assurance and quality control. Within the pharmaceutical market, a sub-segment of customers are focused on small molecule drugs known as new chemical entities and small molecule active pharmaceutical ingredients. Another sub-segment of the market is our biopharmaceutical customers, who are focused on biologic entities or biosimilar drugs for human or animal use. This biopharmaceutical classification also includes customers that manufacture biological components and/or biological active ingredients. Biologic drug components and active ingredients include monoclonal antibodies, antibody-drug conjugates, fusion or recombinant proteins, therapeutic proteins (e.g., cytokines and insulin), peptides, oligonucleotides, cell and gene therapy and vaccines. Additionally, due to the rapid development of novel targeted therapeutic modalities and the need for improved efficacy and patient stratification in the field of oncology, pharmaceutical companies are partnering with diagnostic companies to bring validated tests to the market with their new drugs.

Applied Markets - Products and Applications

Our products fall into the following main areas of work: gas chromatography, mass spectrometry, spectroscopy, vacuum technology and remarketed instruments.

Our key products and applications include the following technologies:

Gas Chromatography

Agilent is the world's leading provider of gas chromatographs, both laboratory and portable models. Gas chromatographs are used to separate any gas, liquid or solid that can be vaporized and then detect the molecules present to determine their identity and quantity. Agilent provides custom or standard analyzers configured for specific chemical analysis applications, such as detailed speciation of a complex hydrocarbon stream, calculation of gas calorific values in the field, or analysis of a new bio-fuel formulation. We also offer related software, accessories and consumables products for these and other similar instruments.

Gas Chromatography Mass Spectrometry

A mass spectrometer identifies and quantifies compounds based on their molecular mass and characteristic patterns of fragment ion masses that result when a molecule is broken apart. A mass spectrometer is an important tool in analyzing a broad spectrum of analytes, from small molecules, such as pesticides, to large molecules, such as intact proteins and other biological entities. Gas chromatography is commonly used to separate compounds and introduce them to the mass spectrometer system. Our gas chromatography mass spectrometry portfolio includes instruments built around three main analyzer types - single quadrupole, triple quadrupole, and quadrupole time-of-flight. We significantly expanded our mass spectrometry portfolio in recent years with a focus on improving performance, sensitivity, precision, robustness, ease of use and onboard intelligence.

Spectroscopy

Spectroscopy is a technique for analyzing the individual chemical components of substances based on the absorption or emission of electromagnetic radiation of specific wavelengths of light. Our spectroscopy instruments include atomic absorption spectrometers, microwave plasma-atomic emission spectrometers, inductively coupled plasma optical emission spectrometry, inductively coupled plasma mass spectrometry, fluorescence spectrophotometers, ultraviolet-visible spectrophotometers, fourier transform infrared spectrometers, near-infrared spectrometers, raman spectrometers and sample automation products. We also offer related software, accessories and consumables products for these and other similar instruments.

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

Remarketed Instruments

We refurbish and resell certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

Applied Markets - Customers

We had approximately 17,200 customers for our Applied Markets segment in fiscal year 2025. A significant number of our Applied Markets customers are also customers of our Agilent CrossLab segment.

Applied Markets - Sales, Marketing and Support

We deploy a multi-channel approach, marketing products to our customers through direct sales, electronic commerce, resellers, manufacturers' representatives and distributors. We primarily use direct sales to market our solutions to our pharmaceutical, biopharmaceutical, life science research and applied market accounts. Sales agents supplement direct sales by providing broader geographic coverage and coverage of smaller accounts. Our active reseller program augments our ability to provide more complete solutions to our customers. We sell our consumables products through distributors, electronic commerce and direct sales.
Our products typically come with standard warranties, and extended warranties are available for additional cost.
Applied Markets - Manufacturing

Our manufacturing supports our diverse product range and customer-centric focus. We assemble highly configurable products to individual customer orders and make standard products to stock. We employ advanced manufacturing techniques and supply chain management systems to reduce costs and manufacturing cycle times. Our manufacturing process then converts these designs into standard as well as custom products for shipment to customers. We selectively use third parties to provide some supply chain processes for manufacturing, warehousing and logistics. Inside the U.S., we have a manufacturing facility in Delaware. Outside of the U.S., we have manufacturing facilities in Australia, China, Italy, Malaysia, and Singapore.

Applied Markets - Competition

The markets for analytical instruments in which we compete are characterized by evolving industry standards and intense competition. Our principal competitors in the applied markets arena include: Danaher Corporation, PerkinElmer Inc., Shimadzu Corporation, Thermo Fisher Scientific Inc. and Waters Corporation. We compete on the basis of product performance, reliability, support quality, applications expertise, global channel coverage and price.

Global Infrastructure Organization

We provide support to our business segments through our global infrastructure organization. This support includes services in the areas of finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, quality and regulatory services, corporate development and other corporate infrastructure expenses. Generally, these organizations are managed from Santa Clara, California, with operations and services provided worldwide. As of October 31, 2025, our global infrastructure organization employed approximately 1,900 people worldwide.

Agilent Order Fulfillment Organizations

Our order fulfillment and supply chain organization ("OFS") focuses on order fulfillment and supply chain operations in our businesses. OFS provides resources for manufacturing, engineering, logistics, and strategic sourcing to our respective businesses. In general, OFS employees are dedicated to specific businesses and the associated costs are directly allocated to those businesses.

The following discussions of Research and Development, Backlog, Intellectual Property, Materials, Environmental, Regulatory Affairs and Human Capital Management include information common to each of our business segments.

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

Materials

Our Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets segments all purchase materials from thousands of suppliers on a global basis. Some of the parts that require custom design work are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work. Our long-term relationships with suppliers allow us to proactively manage technology road maps and product discontinuance plans and monitor their financial health. To address any potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply and redesign of products for alternative components. In addition, while we generally attempt to keep our inventory at minimal levels, we do purchase incremental inventory as circumstances warrant to protect the supply chain.

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

In addition to monitoring and managing compliance with environmental regulations, we strive to advance our sustainability practices. In 2021, we announced our goal to achieve net-zero greenhouse gas emissions by 2050. In 2023, we announced near and long term greenhouse gas emission reduction targets.

Regulatory Affairs

A number of our products and services are subject to regulation by the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service related activities, from quality management, design and development to manufacturing, labeling, promotion, sales and distribution. If we fail to comply with the U.S. Food and Drug Administration regulations and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate; increased difficulty in obtaining required U.S. Food and Drug Administration clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products. In May 2022, the European Union began enforcing the EU In Vitro Diagnostic Regulation, which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the European Union. These regulations are more stringent in a variety of areas, including clinical evidence requirements, quality management systems and post-market surveillance activities.

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

We are also subject to various significant international, federal, state and local regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, geopolitical instability and evolving trade regulations, including tariffs, sanctions, and export controls, may restrict our ability to ship products globally or source critical components. These developments can increase costs, disrupt supply chains, and require operational adjustments. A failure to comply with these regulations could result in penalties, loss of export privileges, and reputational harm. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results.

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

Human Capital Management

As of October 31, 2025, we employed approximately 18,100 persons, of whom approximately 7,100 were based in the Americas, 4,400 in Europe and 6,600 in Asia Pacific. We also leverage temporary workers to provide flexibility for our business and manufacturing needs.

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

Engagement. We engage with our employees through consultation, surveys, ad-hoc feedback and reviews. Our executive officers hold all-managers meetings on a quarterly basis to provide business updates and answer questions. We conduct leadership surveys that allow employees to provide feedback on leadership effectiveness, culture and job satisfaction. We have an open-door policy where employees are encouraged and empowered to bring issues to management’s attention. Employees have regular performance reviews with immediate supervisors. Employee sessions are held regularly to share business and market updates and answer employee questions.

People and Culture. As a global company, much of our success is rooted in our commitment to a work culture that values broad perspectives, respect for others, and strong engagement across the company. Agilent is proud to be an equal opportunity employer. We believe in a workforce where employees with different perspectives and backgrounds are engaged and encouraged to leverage their collective talents.

Retention. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. Our benefits are offered to eligible employees and comply with local legal requirements. We have a number of programs and policies designed to help employees in our workforce manage their work and personal lives while meeting company objectives for business success, including flexible work arrangements, health and welfare benefits, employee and family assistance plans and parental leave.

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

Bret DiMarco, 57, has served as our Senior Vice President, Agilent and Chief Legal Officer and Secretary since July 2024. Prior to joining Agilent, he served as the Chief Legal Officer at Pendo.io Incorporated, a privately held company, from September 2022 to June 2024. From June 2006 to July 2022, he held several positions at Coherent, Inc., including Executive Vice President, General Counsel, Chief Legal Officer and Corporate Secretary until its acquisition by II-VI Incorporated after which he served as a Special Advisor to the President until September 2022. Since September 2004, Mr. DiMarco has been an Adjunct Associate Professor of Law at the University of California College of the Law, San Francisco. From October 2023 to present, Mr. DiMarco has been the Chair of the Nasdaq Exchange Nominating Committee and a member of the Nasdaq Exchange Review Council. Mr. DiMarco was previously a member and associate at Wilson Sonsini Goodrich & Rosati, P.C., a multinational law firm.

Adam S. Elinoff, 48, has served as our Senior Vice President, Agilent and Chief Financial Officer since November 2025. Prior to joining Agilent, he served as Vice President, Investor Relations and Treasurer of Amgen Inc. ("Amgen"), a global biotechnology company, from July 2025 to October 2025. Mr. Elinoff joined Amgen in 2006 and has held a series of finance, strategy, and transformation roles of increasing responsibility. From 2023 to July 2025, Mr. Elinoff served as Vice President, Finance and Treasurer. From 2020 to 2023, he served as Regional Chief Financial Officer for Europe, Middle East, Africa, Latin America, and Canada. From 2017 to 2020, he served as Executive Director and Head of Corporate Financial Planning and Analysis.

Rodney Gonsalves, 60, has served as our Vice President, Corporate Controllership and Chief Accounting Officer since May 2015 and served as our interim Chief Financial Officer from July 2025 to November 2025. From September 2009 to May 2015, Mr. Gonsalves served as Vice President and operational CFO for various business groups within the company. Prior to that, Mr. Gonsalves served in various capacities for Agilent, including as vice president of Investor Relations, controller, corporate governance and customer financing in Agilent’s Global Infrastructure Organization, and controller for the Photonics Systems Business Unit.  Before joining Agilent, Mr. Gonsalves held a variety of positions in finance with Hewlett-Packard Company.

Meghan Henson, 56, has served as our Senior Vice President, Agilent and Chief Human Resources Officer since March 2025. Prior to joining Agilent, she served as the Chief People Officer of Aetna Inc., a health insurance company, from August 2023 to October 2024. She also served as Chief Human Resources Officer at Avantor, Inc., a biotechnology, chemicals, and pharmaceutical company, from December 2020 to August 2023, at XPO, Inc., a transportation company, from June 2016 to September 2020, and at Chubb Limited, an insurance company, from January 2013 to April 2016. From November 2004 to January 2013, Ms. Henson held various senior human resources positions at PepsiCo, Inc., a food and beverage company, including Chief Human Resources Officer for Global Functions.

Jonah Kirkwood, 45, has served as our Senior Vice President, Agilent and Chief Commercial Officer, Commercial Organization since November 2024. From June 2023 to October 2024, Mr. Kirkwood led Agilent's Global Sales organization for Laboratory Solution Sales as well as the Greater China Sales organization. Mr. Kirkwood led our Commercial Marketing and Operations teams from November 2021 to May 2023. Prior to that, he held various positions in Agilent. Mr. Kirkwood first joined Agilent in 2010 with its acquisition of Varian.

Simon May, 54, has served as our Senior Vice President, Agilent and President, Life Sciences and Diagnostics Markets Group since May 2024. Prior to joining Agilent, he served as Executive Vice President and President of the Life Science Group at Bio-Rad Laboratories ("Bio-Rad") from January 2022 to May 2024. During his 10-year tenure at Bio-Rad, Mr. May held various leadership roles including that of Senior Vice President, General Manager of the Digital Biology Group from January 2020 to December 2021 and as Senior Vice President of Global Commercial Operations from October 2015 to January 2020. Before joining Bio-Rad in 2014, Mr. May held positions at Thermo Fisher Scientific for 10 years.
Padraig McDonnell, 54, has served as our President and Chief Executive Officer since May 2024. From February 2024 to May 2024, he served as Senior Vice President, Chief Operating Officer and CEO-elect. Mr McDonnell served as Chief Commercial Officer and President, Agilent CrossLab Group from November 2021 to February 2024. From May 2020 to November 2021, he served as Senior Vice President, Agilent and President, Agilent CrossLab Group. From November 2016 to April 2020, he served as our Vice President and General Manager of the Chemistries and Supplies Division. Prior to that, he served as our Vice President and General Manager of EMEAI Laboratory Solutions Sales. Mr. McDonnell has previously held a variety of positions with Agilent and Hewlett-Packard Company.

Angelica A. Reimann, 55, has served as our Senior Vice President, Agilent and President, Agilent CrossLab Group since February 2024. From August 2021 to February 2024, she served as Vice President and General Manager of Agilent CrossLab Services Division. Ms. Riemann served as Vice President and General Manager of the Chemistries and Supplies Division from May 2020 to August 2021. From March 2019 to May 2020, she was Vice President and General Manager of the Chemistries Division. Prior to March 2019, she held leadership roles in the Chemistries Division, Mass Spectrometry Division and the Americas Field Organization sales organization.

Mike Zhang, 50, has served as our Senior Vice President, Agilent and President, Applied Markets Group since November 2024. From August to November 2024, he served as Vice President and General Manager of the Gas Phase Division within the former Life Sciences and Applied Markets Group. Prior to that, Mr. Zhang was Vice President and General Manager for the Gas Phase Separations Division from January 2020 to August 2024. He previously held various leadership roles in manufacturing over the span of his 22 years at Agilent. He was a manufacturing engineer at Agilent’s Shanghai site from March 2002 to December 2019. He also held various leadership roles in Agilent’s Order Fulfillment and Supply Chain organization and was named global manufacturing manager for gas chromatography operations and general manager of Agilent’s Shanghai site in April 2016.

Investor Information
We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
Our financial and other information can be accessed at our Investor Relations website. The address is www.investor.agilent.com. We make available, free of charge on our website, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.
Our Amended and Restated Bylaws, Corporate Governance Standards, the charters of our Audit and Finance Committee, our Compensation Committee, our Executive Committee and our Nominating/Corporate Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and senior financial officers) are available on our website at www.investor.agilent.com under “Governance.”

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth for the year ended October 31, 2025 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact on our profitability by reducing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

•interruption to transportation flows for delivery of parts and other inputs to us and our products to our customers;
•ongoing instability or changes in a specific country's or region's political, economic or other conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, including uncertainties and instability in economic and market conditions caused by pandemics like COVID-19, conflicts in Ukraine/Russia and the Middle East, and political and trade uncertainties in the greater China region;
•changes in diplomatic and trade relationships, as well as changes to tariffs, trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods, including tariffs and trade policies by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;
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

The rapid increase in new government regulations, including tariffs and proposed tariffs in the geographies and markets in which we operate, could result in significant costs and require modifications in the way we and our customers conduct business. As we and our customers respond to newly enacted rules and legislation, effects on purchasing behavior and global trade relationships could affect our revenue. Increases in our costs and expenses related to our compliance or mitigation activities and those of our customers and suppliers could have a negative effect on our operating margin. If we are unable to respond to changing regulations in a timely and effective manner, our results of operations could be adversely affected.

In addition, geopolitical instability and evolving trade regulations, including tariffs, sanctions, and export controls, may restrict our ability to ship products globally or source critical components. These developments can increase costs, disrupt supply chains, and require operational adjustments. Failure to comply with these regulations could result in penalties, loss of export privileges, and reputational harm.

Currently, United States federal agencies are operating under a continuing resolution that is set to expire on January 30, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product sales to customers receiving funding from the U.S. federal government could be impacted. Inadequate funding for government agencies, including from government shut downs, or other disruptions to these agencies’ operations, such as actions to greatly reduce the size of the federal workforce, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of the businesses of certain of our customers and our business may rely, which could negatively impact our business.

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

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic investments and alliances, joint ventures and divestitures, and generally expect to complete several transactions per year. In addition, we may decide to exit a particular business within our product portfolio. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, fiscal year, or over the long term. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines. Acquired businesses may also expose us to new risks and new markets, and we may have difficulty addressing these risks in a cost effective and timely manner. Transactions such as acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets, or, in the case of strategic investments and alliances, consolidate results, including losses, of third parties or write down investment values or loans and convertible notes related to the strategic investment.

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

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Agilent products. In exiting a business, we may still retain liabilities associated with the support and warranties for products of those businesses and other indemnification obligations. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

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

Public health crises may adversely impact, and pose risks to, certain elements of our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics. Public health crises, and any related remediation measures such as quarantine, curfew and other travel and activity restrictions, may impact our operations and sales and delivery of products and services. Our supply chain has in the past and may in the future be impacted, and we could experience disruptions or delays in shipments of certain materials or components of our products. We may be unable to accurately predict the full extent and duration of the impact of a public health crisis on our business and operations due to numerous uncertainties, including the duration and severity of the crisis, the efficacy and distribution of vaccines, containment measures and additional waves of infection.

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

Our customers and we are subject to various significant international, federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, import/export controls, trade restrictions and anti-competition. In addition, as a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, sensitive and/or patient health data in the course of our business. Global privacy laws, including the EU's General Data Protection Regulation, China’s Personal Information Protection Law and Data Security Law, the California Consumer Privacy Act and Brazil’s Lei Geral de Protecao de Dados, apply to our activities involving the processing of personal data, both in relation to our product and service offerings and the management of our workforce. The global proliferation of privacy laws, with governmental authorities around the world passing or considering passing legislative and regulatory proposals concerning privacy and data protection, continues to result in new requirements regarding the handling of personal data and when personal data may be transferred outside the country where it was collected. Many such laws impose significant penalties for non-compliance (including possible fines of up to four percent of total company revenue under the General Data Protection Regulation or orders to stop processing personal data in a particular jurisdiction). Each of these privacy, security and data protection laws and regulations could impose significant limitations and increase our cost of providing our products and services where we process personal data and could harm our results of operations and expose us to significant fines, penalties and other damages.

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

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines, suspension of government contracts or debarment and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. We develop, configure and market our products in conformance with these regulations to meet customer needs. Any significant change in these regulations could reduce demand for our products, force us to modify our products to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies such as the Food and Drug Administration. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our businesses could be harmed.

We are subject to extensive regulation by the Food and Drug Administration and certain similar foreign regulatory agencies, and failure to comply with such regulations could harm our reputation, business, financial condition and results of operations.

A number of our products and services are subject to regulation by the Food and Drug Administration, the U.S. Department of Health and Human Services, the Centers for Medicare & Medicaid Services and certain similar foreign regulatory agencies. In addition, a number of our products and services may in the future be subject to regulation by the Food and Drug Administration and certain similar foreign regulatory agencies. These regulations govern a wide variety of product and service-related activities, from quality management, design and development to manufacturing, labeling, promotion, sales, distribution and post-market surveillance. In addition, we are subject to inspections by these and other regulatory authorities. If we or any of our suppliers, distributors or customers fail to comply with Food and Drug Administration regulations and other applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil or criminal penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; suspension or revocation of our license to operate, increased difficulty in obtaining required Food and Drug Administration clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; corresponding customer and third party claims; or the inability to sell our products. Any such Food and Drug Administration or other regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations. In addition, the global regulatory environment has become increasingly stringent for our products and services. For example, in May 2022, the EU began enforcing the EU In Vitro Diagnostic Regulation, which imposes stricter requirements for the marketing and sale of in vitro diagnostics in the EU. These new regulations are more stringent in a variety of areas, including clinical evidence requirements, quality management systems and post-market surveillance activities. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Some of our products are subject to particularly complex regulations such as regulations of toxic substances, and failure to comply with such regulations could harm our business.

Some of our products and related consumables are used in conjunction with chemicals whose manufacture, processing, distribution and notification requirements are regulated by the U.S. Environmental Protection Agency under the Toxic Substances Control Act and by regulatory bodies in other countries under similar laws, to prevent unreasonable risks to human health or the environment. Under the Toxic Substances Control Act, the Environmental Protection Agency has authority to require reporting, record-keeping and testing, and to implement restrictions relating to chemical substances and/or mixtures. The Toxic Substances Control Act prohibits persons from manufacturing (domestic production or importation of) any chemical in the United States that has not been reviewed by the Environmental Protection Agency for its effect on health and safety or which is not listed on the Environmental Protection Agency Toxic Substances Control Act chemical substance inventory. We must ensure conformance of the manufacturing, storing, processing, distribution of and notification about these chemicals to these laws and adapt to regulatory requirements in all applicable countries as these requirements change. If we fail to comply with the notification, record-keeping and other requirements in the manufacture or distribution of our products, then we could be subject to civil penalties, criminal prosecution and, in some cases, prohibition from distributing or marketing our products until the products or component substances are brought into compliance.

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

We are subject to rapidly changing and varied expectations and requirements, including on corporate governance and sustainability issues, from a wide range of stakeholders, such as governmental and self-regulatory organizations, including the Securities and Exchange Commission, U.S. federal and state governments, New York Stock Exchange, and the European Union, as well as our investors, customers and suppliers. In addition, many of our stakeholders have diverging demands, perspectives and preferences, including on topics such as climate change and diversity. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in an adverse impact on our business, financial results, stock price or reputation, and subject us to legal, reputational and operational risks.

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

Furthermore, any actual or perceived failure to achieve our current and future sustainability goals, including those which result from contractual obligations from our customers, or to act responsibly with respect to such matters or to effectively respond to new or additional sustainability-related legal or regulatory requirements, could result in adverse publicity and adversely affect our business and reputation. There is no assurance that we will be able to successfully achieve any sustainability-related goal or execute on any sustainability-related strategy, or adequately meet stakeholder expectations with respect to such matters. Our ability to deliver on any sustainability-related goal or strategy is subject to numerous risks, many of which are outside of our control. These factors include rapidly shifting regulatory requirements and stakeholder expectations, our ability to recruit and retain a robust workforce, the activities and availability of suppliers and other business partners, cost considerations and the development and availability of cost-effective technologies or resources.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case by case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which could not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will continue to be available to us in the future or can be expanded to cover new products on favorable terms or at all.

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

We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors could avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries, which could make it easier for competitors to capture market share and could result in lost revenue. Furthermore, some of our intellectual property is licensed to others which may allow them to compete with us using that intellectual property.

Operational Risks

Our operating results may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity may exceed our production requirements. If during a market downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity would adversely affect our gross margins and operating results. If, during a general market upturn or an upturn in one of our segments, we cannot increase our manufacturing capacity to meet product demand, we may not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our gross margins and operating results.

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

As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. If one or more of the third-party package delivery or other logistics providers we use experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could result in increased costs, and/or delay the delivery of our products. Additionally, changing or replacing our contract manufacturers, logistics providers or other outsourcers could cause disruptions or delays. In addition, we outsource significant portions of our information technology and other administrative functions. Since information technology is critical to our operations, any failure to perform on the part of our information technology providers could impair our ability to operate effectively. In addition to the risks outlined above, problems with manufacturing or information technology outsourcing could result in lower revenue and unexecuted efficiencies and impact our results of operations and our stock price.

If we suffer a loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system are subject to the risk of catastrophic loss due to fire, flood, terrorism, public health crises, increasing severity or frequency of extreme weather events, or other climate-change related risks, including resource scarcity, rationing or unexpected costs from increases in fuel and raw material prices that may be caused by extreme weather conditions. In addition, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our production facilities, headquarters and laboratories in California, and our production facilities in Japan, are all located in areas with above-average seismic activity. In addition, our facilities in California are susceptible to extreme weather conditions such as drought, flooding and wildfires. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. In addition, because we have consolidated our manufacturing facilities and we may not have redundant manufacturing capability readily available, we are more likely to experience an interruption to our operations in the event of a catastrophe in any one location. Although we carry insurance for property damage and business interruption, these coverages are subject to deductibles as well as caps and may not be sufficient to cover the entirety of potential losses in certain catastrophic events. We do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism. Also, our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost and our decisions with respect to risk retention. Economic conditions and uncertainties in global markets may adversely affect the cost and other terms upon which we are able to obtain third-party insurance. If our third-party insurance coverage is adversely affected or to the extent we have elected to self-insure, we would be at a greater risk that our financial condition will be harmed by a catastrophic loss.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of October 31, 2025, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of October 31, 2025, we had cash and cash equivalents of approximately $1,789 million invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that could be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

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

Governance and Oversight. Our cybersecurity program under the Chief Information Officer ("CIO") is led by our Chief Information Security Officer ("CISO"), both of whom have over 20 years of experience managing and securing global enterprises. The Board of Directors delegates oversight of cybersecurity risks to the Audit Committee, which receives updates from the CISO and CIO at least annually. Cybersecurity is integrated into the risk management process for the company through various mechanisms, including quarterly business reviews, annual budget planning, and linkage to the Enterprise Risk Management ("ERM") process.

As of the date of this report, we do not believe any risks from cybersecurity threats have materially affected Agilent, including our business strategy, results of operations, or financial condition. However, we can provide no assurance that there will not be any incidents in the future or that they will not materially affect us as outlined in Item 1A. Risk Factors.

Item 2. Properties
As of October 31, 2025, we owned or leased a total of approximately 6.8 million square feet of space worldwide. Of that, we owned approximately 5.3 million square feet and leased the remaining 1.5 million square feet. Our sales and support facilities occupied a total of approximately 0.5 million square feet. Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 6.3 million square feet. All of our business segments share sales offices throughout the world.

Information about each of our businesses appears below:

Life Sciences and Diagnostics Markets Segment. Our Life Sciences and Diagnostics Markets segment has manufacturing and research and development facilities in Belgium, Canada, China, Denmark, Germany, Malaysia, Singapore, United Kingdom and the United States.

Agilent CrossLab Segment. Our Agilent CrossLab segment has manufacturing and research and development facilities in Australia, Germany, Netherlands, Singapore, United Kingdom and the United States, and our direct service delivery organization is regionally based and operating in 28 countries.

Applied Markets Segment. Our Applied Markets segment has manufacturing and research and development facilities in Australia, China, Germany, Italy, Japan, Malaysia, Singapore, United Kingdom and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is listed on the New York Stock Exchange with the ticker symbol "A."

Holders. As of December 10, 2025, there were 15,935 common stockholders of record.

Dividends. We currently intend to continue paying quarterly cash dividends. The timing, declaration, amount and payment of any future dividends fall within the discretion of our Board of Directors and will depend on many factors, including our available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant.

Equity Compensation Plan Information. The information required by this item with respect to equity compensation plans is included under the caption "Equity Compensation Plan Information" in Item 12 of this Annual Report on Form 10-K.

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and our peer group, consisting of all companies in the Health Care and Materials Indexes of the S&P 500, assuming an initial investment of $100 on October 31, 2020 and the reinvestment of all dividends.

Agilent’s stock price performance shown in the following graph is not indicative of future stock price performance. The data for this performance graph was compiled for us by Standard and Poor’s.

Comparison of 5 Years (10/31/2020 to 10/31/2025) Cumulative Total Return
Among Agilent Technologies, the S&P 500 Index,
and the Peer Group Index
$250
$200
$150
$100
$50
$0
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
10/31/25
Agilent Technologies
S&P 500
Peer Group

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024	10/31/2025
Agilent Technologies	100	155.15	137.17	103.21	130.99	148.32
S&P 500	100	142.91	122.03	134.41	185.51	225.31
Peer Group	100	137.23	137.26	134.30	162.80	161.82

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended October 31, 2025. The total number of shares of common stock purchased by the company during the fiscal year ended October 31, 2025 was 3,397,220 shares.

Period	Total Number of Shares of Common Stock Purchased(1)(2)	Weighted Average Price Paid per Share of Common Stock(3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
2023 Repurchase Program
August 1, 2025 through August 31, 2025	228,858	$117.73	228,858	$7
September 1, 2025 through September 8, 2025	52,423	$126.48	52,423	$—

2024 Repurchase Program
September 9, 2025 through September 30, 2025	171,591	$125.55	171,591	1,979
October 1, 2025 through October 31, 2025	210,079	$142.19	210,079	$1,949
Total	662,951	$128.19	662,951

(1)On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorized the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program did not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and was completed in September 2025. As of October 31, 2025, all repurchased shares to date have been retired.

(2)On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced upon completion of our 2023 repurchase program in September 2025. As of October 31, 2025, all repurchased shares to date have been retired.

(3)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers' experience, delivering differentiated product solutions and driving productivity improvements, leveraging our product platforms to maximize growth, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, macroeconomic and market conditions, including relating to or arising from changes to tariffs, import/export or trade policies, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part I Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview and Executive Summary

Agilent Technologies, Inc. ("we," "Agilent" or the "company"), incorporated in Delaware in May 1999, is a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.

New Segment Structure

In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions formed our new Applied Markets segment.
Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment. All historical financial segment information has been recast to conform to this new presentation.
Global Tariffs

Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. In the first half of fiscal year 2025, changes to tariffs and trade policies did not have a material impact on our results of operations. In the second half of fiscal year 2025, the U.S. government introduced additional measures related to tariffs, including certain increases, exemptions and pauses, and other countries have responded with preliminary agreements and retaliatory actions. The ultimate impact of changes to tariffs and trade policies will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade policies implemented and our ability to respond to mitigate the impact of such tariffs and trade policies. While the recent tariff changes adversely impacted our costs of revenue beginning in the second half of fiscal year 2025, we expect to substantially mitigate the impact during our fiscal year 2026. With inflationary and tariff-related pressures remaining fluid, we are actively pursuing mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. We continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Actual Results

Agilent's net revenue of $6,948 million in 2025 increased 7 percent when compared to 2024. The overall effect of foreign currency movements had no impact on revenue growth in the year ended October 31, 2025 when compared to 2024. For the year ended October 31, 2025, net revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same period last year. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in 2025. Revenue in the Life Sciences and Diagnostics Markets segment increased 11 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had a 1 percentage point favorable impact on revenue growth in 2025 when compared to 2024. Revenue from our BIOVECTRA acquisition contributed approximately 5 percentage points in 2025. Revenue in the Agilent CrossLab business increased 6 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had no impact on revenue growth in 2025 when compared to 2024. Revenue in the Applied Markets segment increased 1 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2025 when compared to 2024.

Agilent's net revenue of $6,510 million decreased 5 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. Net revenue declined in our Life Sciences and Diagnostics Markets and Applied Markets segments, mostly in the pharmaceutical market, due primarily to the overall pressures on our customers' capital expenditure spending which continued in 2024. Revenue declines were partially offset by revenue growth in our Agilent CrossLab segment. Revenue in the Life Sciences and Diagnostics Markets segment decreased 11 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. Revenue in the Agilent CrossLab segment increased 3 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2024 when compared to 2023. Revenue in the Applied Markets segment decreased 7 percent in 2024 when compared to 2023.The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023.

Net income was $1,303 million in 2025 compared to net income of $1,289 million and $1,240 million in 2024 and 2023, respectively. Net income in 2025 was favorably impacted by several tax benefits that reduced our overall tax provision. Net income in 2024 was impacted by cost-saving initiatives and higher interest income. Net income in 2023 was impacted by the asset impairment charges primarily related to the exit of our Resolution Bioscience business and lower tax expense. As of October 31, 2025 and 2024, we had cash and cash equivalents balances of $1,789 million and $1,329 million, respectively.

2021 Repurchase Program. During the year ended October 31, 2023, we repurchased and retired 661,739 shares for $99 million, excluding excise taxes, under this authorization. On March 1, 2023, the 2021 repurchase program was terminated and the remaining authorization of $339 million expired.

2023 Repurchase Program. The 2023 repurchase program commenced on March 1, 2023, and was completed in September 2025. During the year ended October 31, 2023, we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. During the year ended October 31, 2024, we repurchased and retired 8.4 million shares for $1,150 million, excluding excise taxes, under this authorization. During the year ended October 31, 2025 we repurchased and retired 3.0 million shares for $374 million, excluding excise taxes, under this authorization. As of October 31, 2025, we had no remaining authorization to repurchase our common stock under the 2023 repurchase program.

2024 Repurchase Program. On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced upon completion of our 2023 repurchase program in September 2025. During the year ended October 31, 2025 we repurchased and retired 381,670 shares for $51 million excluding excise taxes, under this authorization. As of October 31, 2025, we had remaining authorization to repurchase up to approximately $1.9 billion of our common stock under the 2024 repurchase program.

Excise Taxes. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We record the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet. For share repurchases made during the year ended October 31, 2025, we recorded the applicable excise taxes payable of approximately $3 million. During fiscal year 2024 and 2023, we recorded the applicable excise taxes payable of approximately $10 million and $3 million, respectively, which were paid in the fiscal year following the repurchases.

Dividends. During the year ended October 31, 2025, cash dividends of $0.992 per share, or $282 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2024, cash dividends of $0.944 per share, or $274 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock.

On November 19, 2025, we declared a quarterly dividend of $0.255 per share of common stock, or approximately $72 million which will be paid on January 28, 2026, to shareholders of record as of the close of business on January 6, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. After an extended period of constrained capital spending, many customers' ability to spend capital budgets has begun to normalize, with the exception of customers receiving funding from the U.S. federal government. We remain optimistic about the long-term health of our key end markets. While the recent tariff changes adversely impacted our costs of revenue beginning in the second half of fiscal year 2025, we expect to substantially mitigate the impact during our fiscal year 2026. With inflationary and tariff-related pressures remaining fluid, we are actively pursuing mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date - October 31 for both U.S. and non-U.S. plans. For 2025 and 2024, the U.S. discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. In 2025, discount rates for the U.S. post-retirement benefit plans decreased compared to the previous year due to the decrease in the corporate bond rates. For 2025 and 2024, the discount rates for non-U.S. defined benefit plans were generally based on published rates for high quality corporate bonds and in 2025, mostly increased compared to the previous year. If we had changed our discount rate by 1 percent, the impact would have been approximately $1 million on U.S. defined benefit plans and post-retirement benefit plans expense and $12 million on non-U.S. defined benefit plans expense for the year ended October 31, 2025. Lower discount rates usually increase present values of the pension benefit obligation and subsequent year pension expense; higher discount rates usually decrease present values of the pension benefit obligation and subsequent year pension expense.

The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. defined benefit plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most non-U.S. defined benefit plans and U.S. post-retirement benefit plans, gains and losses are amortized over the average remaining future service period using a separate layer for each year's gains and losses.

In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments as of October 31, 2025. Our Deferred Profit-Sharing Plan target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero percent to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2025, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. The annuity contracts are insurance buy-in contracts issued by a third-party insurance company to cover the benefit obligations of all participants under the U.K. defined benefit plan and are funded with existing pension plan assets with no adjustment made to the benefit obligations. Real estate securities include holdings of managed investment funds which invest primarily in the equity instruments of real estate investment trusts and other similar real estate investments. Other investments include a group trust consisting primarily of private equity partnerships.

The expected long-term return on plan assets is estimated using current and expected asset allocations as well as historical and expected returns. Plan assets are valued at fair value. If we had changed our estimated return on assets by 1 percent, the impact would have been $5 million on U.S. defined benefit plans and post-retirement benefit plans expense and $9 million on non-U.S. defined benefit plans expense for the year ended October 31, 2025. The total net periodic pension and post-retirement benefit costs recorded were a $24 million benefit in 2025, $9 million benefit in 2024 and $6 million expense in 2023. These costs included a loss on settlement of $15 million, $2 million and $4 million, for the years ended October 31, 2025, 2024 and 2023, respectively. In 2025, a settlement loss of $14 million was recognized in connection with the buy-out of our Netherlands defined benefit pension plan.

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

At the beginning of fiscal year 2025, in connection with the change in our segment reporting, we assessed goodwill impairment for our three reporting units which consisted of our three segments: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets. We performed a quantitative test for goodwill impairment of the three reporting units as of November 1, 2024, due to the change in our segment structure, and based on the results, there was no impairment of goodwill.

In fiscal year 2025, we again assessed goodwill impairment for our three reporting units which consisted of our three operating segments: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2025, our annual impairment test date. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2025, 2024 and 2023.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflects the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 2 years to 13 years. Our determination of the fair value of the intangible assets acquired involves the use of significant estimates and assumptions. Specifically, our determination of the fair value of the developed product technology and in-process research and development ("IPR&D") acquired involves significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involves significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the trade name acquired involves the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. We value backlog using the discounted cash flows based on the estimated revenue from pending orders. We value license agreements based on the expected future cash receipts from license agreements, discounted to present value over the term of the agreement. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. Actual results could differ materially from these estimates. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned.

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

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. As of October 31, 2025 and 2024, we do not have any indefinite-lived intangible assets.

During fiscal years 2025 and 2023, there were no impairments of indefinite-lived intangible assets. During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our Applied Markets segment.

Restructuring. The main components of our restructuring plan are related to workforce reductions, consolidation of excess leased facilities and site closures. Workforce reduction charges are accrued when payment of benefits becomes probable that the employees are entitled to the severance and the amounts can be estimated. Consolidation of facilities costs primarily consists of accelerated depreciation of right-of-use assets classified as held and used. In accordance with the accounting guidance, it was determined that certain assets had been abandoned, and an assessment was made of the remaining useful lives and potential alternative uses. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amounts of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded. See Note 16, "Restructuring and Other Related Costs" to the consolidated financial statements for additional information.

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

Restructuring and Other Related Costs

Summary of Restructuring Plans. In fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. In fiscal years 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our operating segments. The costs associated with these restructuring plans were not allocated to our operating segments' results; however, each operating segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three operating segments.

A summary of our aggregate liability related to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	75	1	76
Non-cash settlements	(7)	(1)	(8)
Cash payments	(86)	(5)	(91)
Balance at October 31, 2024	$13	$—	$13
Income statement expense	82	—	82
Non-cash settlements	(18)	—	(18)
Cash payments	(60)	—	(60)
Currency translation impact	1	—	1
Balance at October 31, 2025	$18	$—	$18

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan			$81
Fiscal Year 2024 Plan			$73
Fiscal Year 2023 Plan			$50
Total			$204

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities. The aggregate restructuring liability of $18 million at October 31, 2025, was recorded in other accrued liabilities on the consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plans is shown below:

	Years Ended
	October 31,
	2025	2024	2023
	(in millions)
Cost of products and services	$21	$13	$11
Research and development	5	21	6
Selling, general and administrative	56	42	29
Total restructuring costs	$82	$76	$46

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the second quarter of fiscal year 2026. In connection with the FY25 Plan, we recorded restructuring expenses of $81 million in fiscal year 2025. When completed, the restructuring program is estimated to result in the reduction of approximately $75 million to $80 million in annual cost of sales and operating expenses over our three business segments.

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$—
Income statement expense	81
Non-cash settlements	(18)
Cash payments	(46)
Currency translation impact	1
Balance at October 31, 2025	$18

Total restructuring expense since inception of FY25 Plan	$81

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

In connection with the FY24 Plan, we recorded restructuring expenses of $1 million and $72 million in fiscal years 2025 and 2024, respectively. The costs associated with this workforce reduction included severance, accelerated share-based compensation expense and other personnel-related costs. We have completed all workforce management actions and payments in connection with the FY24 Plan.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2023	$—
Income statement expense	$72
Non-cash settlements	$(7)
Cash payments	$(54)
Balance at October 31, 2024	$11
Income statement expense	$1
Cash payments	$(12)
Balance at October 31, 2025	$—

Total restructuring expense since inception of FY24 Plan	$73

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions.

Fiscal Year 2023 Plan ("FY23 Plan")

In the fourth quarter of fiscal year 2023, we initiated a restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with the FY23 Plan, we recorded restructuring expenses of $4 million and $46 million in 2024 and 2023, respectively. The restructuring plan expenses included severance, accelerated share-based compensation expense and other personnel costs associated with the workforce reduction. The consolidation of excess facilities included accelerated depreciation expenses of right-of-use and machinery and equipment assets, and other facilities-related costs. We have completed all workforce management actions and payments in connection with the FY23 Plan.

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	3	1	4
Non-cash settlements	—	(1)	(1)
Cash payments	(32)	(5)	(37)
Balance at October 31, 2024	$2	$—	$2
Cash payments	(2)	—	(2)
Balance at October 31, 2025	$—	$—	$—

Total restructuring expense since inception of the FY23 Plan			$50

Non-cash settlements include accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth in the year ended October 31, 2025 when compared to the same period in 2024. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth in the year ended October 31, 2024 when compared to the same period in 2023. When movements in foreign currency exchange rates have a negative impact on revenue, they will also have a positive impact by reducing our costs and expenses. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenues, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
	(in millions)
Net revenue:
Products	$4,944	$4,672	$5,051	6%	(7)%
Services and other	$2,004	$1,838	$1,782	9%	3%
Total net revenue	$6,948	$6,510	$6,833	7%	(5)%

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
% of total net revenue:
Products	71%	72%	74%	(1) ppt.	(2) ppts.
Services and other	29%	28%	26%	1 ppt.	2 ppts.
Total	100%	100%	100%

Agilent's net revenue of $6,948 million for the year ended October 31, 2025, increased 7 percent when compared to 2024. The overall effect of foreign currency movements had no impact on revenue growth in the year ended October 31, 2025 when compared to 2024. For the year ended October 31, 2025, net revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same period last year. Revenue from our BIOVECTRA acquisition contributed approximately 2 percentage points in 2025. Agilent's net revenue of $6,510 million decreased 5 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, net revenue declined in our Life Sciences and Diagnostics Markets and Applied Markets segments, mostly in the pharmaceutical and chemical and applied materials markets, due primarily to the overall pressures on our customers' capital expenditure spending which continued in 2024. Revenue declines were partially offset by revenue growth in our Agilent CrossLab segment.

Product revenue includes revenue generated from the sales of our analytical instrumentation, software and consumables. Revenue from products increased 6 percent for the year ended October 31, 2025, when compared to 2024. Product revenue was primarily driven by increases in our contract development and manufacturing organization, liquid chromatography, liquid chromatography mass spectrometry, and consumables businesses partially offset by decreases in our cell analysis and vacuum businesses when compared to 2024. Revenue from products decreased 7 percent for the year ended October 31, 2024, when compared to 2023. The product revenue decline was primarily driven by decreases in our liquid chromatography, mass spectrometry, cell analysis and nucleic acid solutions businesses partially offset by increases in our consumables and pathology businesses when compared to 2023. Overall, product revenue declined due to our customers' continued capital expenditure pressures and mostly impacted the pharmaceutical market within our Life Sciences and Diagnostics Markets and our Applied Markets segments.

Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services, and consulting services related to the companion diagnostics and nucleic acid solutions businesses. Services and other revenue increased 9 percent in 2025 as compared to 2024. Services and other revenue increases reflected strong growth from contract repair and preventative maintenance services and modest revenue growth in per incident services including relocation and education and compliance services. Services and other revenue increased 3 percent in 2024 as compared to 2023. Services and other revenue reflected strong growth from contract repair and preventative maintenance services partly offset by declines in installation services related to the decline of the product revenues.

Net Revenue By Segment

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$2,726	$2,466	$2,780	11%	(11)%
Agilent CrossLab	$2,908	$2,747	$2,656	6%	3%
Applied Markets	$1,314	$1,297	$1,397	1%	(7)%
Total net revenue	$6,948	$6,510	$6,833	7%	(5)%

Revenue in the Life Sciences and Diagnostics Markets segment increased 11 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had a 1 percentage point favorable impact on revenue growth in 2025 when compared to 2024. In 2025, we saw strong revenue growth in the pharmaceutical market led by revenue from our contract development and manufacturing organization, liquid chromatography and liquid chromatography mass spectrometry businesses. We also saw strong revenue growth in the diagnostics and clinical market led by revenue from our companion diagnostics and pathology businesses partially offset by a decline in revenue in the academic and government markets when compared to 2024. Revenue in the Life Sciences and Diagnostics Markets segment decreased 11 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. In 2024, we saw revenue decline in all our end markets, most significantly in the pharmaceutical market, due to lower sales in our liquid chromatography, nucleic acid solutions and cell analysis businesses when compared to 2023.

Revenue in the Agilent CrossLab segment increased 6 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had no impact on revenue growth in 2025 when compared to 2024. For the year ended October 31, 2025, we saw revenue growth across most of our end markets led by strong growth in the pharmaceutical, chemical and advanced materials and food markets when compared to 2024. Revenue in the Agilent CrossLab segment increased 3 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, we saw revenue growth across all of our end markets led by strong revenue growth in the chemical and advanced materials and environmental and forensics markets when compared to 2023.

Revenue in the Applied Markets segment increased 1 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2025 when compared to 2024. For the year ended October 31, 2025, we saw significant revenue growth in the food and pharmaceutical markets partially offset by a decline in revenue in the chemical and advanced materials and academic and government markets when compared to 2024. Revenue in the Applied Markets segment decreased 7 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. For the year ended October 31, 2024, revenue declined in most of our end markets. We saw a significant decline in revenue in the chemical and advanced materials, food and environmental and forensics markets when compared to 2023.

Costs and Expenses

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
(in millions, except margin data)
Gross margin on products	54.8%	56.7%	51.9%	(2) ppts.	5 ppts.
Gross margin on services and other	46.7%	48.3%	47.3%	(2) ppts.	1 ppt.
Total gross margin	52.4%	54.3%	50.7%	(2) ppts.	4 ppts.
Research and development	$455	$479	$481	(5)%	—
Selling, general and administrative	$1,709	$1,568	$1,634	9%	(4)%
Operating margin	21.3%	22.9%	19.8%	(2) ppts.	3 ppts.

Total gross margin for the year ended October 31, 2025 decreased 2 percentage points when compared to 2024. Total gross margin was unfavorably impacted by higher tariffs and shipping costs, unfavorable business mix (including lower gross margin from our specialty CDMO business), higher wages, restructuring expenses and variable pay partially offset by higher sales volume, targeted pricing increases, lower warranty costs and amortization of intangible assets when compared to 2024. Total gross margin for the year ended October 31, 2024 increased 4 percentage points when compared to 2023. Total gross margin as well as gross margin on products for 2024 improved from the prior year as 2023 had asset impairment charges of $253 million primarily related to the exit of our Resolution Bioscience business. In addition, total gross margin was favorably impacted by targeted price increases, lower shipping costs and intangible amortization expense partially offset by lower sales volume, higher share-based compensation expense, higher wages and restructuring charges.

Gross inventory charges were $45 million in 2025, $45 million in 2024 and $40 million in 2023. Sales of previously written down inventory were $15 million in 2025, $16 million in 2024 and $9 million in 2023.

 Research and development expenses for the year ended October 31, 2025 decreased 5 percent when compared to 2024. Research and development expenses decreased due to lower restructuring expenses and salary expense related to workforce reduction activities partially offset by higher variable pay when compared to 2024. Research and development expenses for the year ended October 31, 2024 were flat when compared to 2023. Research and development expenses slightly decreased due to lower salary expense related to workforce reduction activities mostly offset by restructuring charges and an impairment of in-process research and development when compared to 2023.

Selling, general and administrative expenses increased 9 percent in 2025 when compared to 2024. Selling, general and administrative expenses increased primarily due to higher transformational initiatives, corporate infrastructure expenses, variable pay and restructuring expenses. Selling, general and administrative expenses decreased 4 percent in 2024 compared to 2023. Selling, general and administrative expenses decreased due to lower intangible amortization expenses, transformational initiatives, advertising expenses, variable pay and salary expense related to workforce reduction activities partially offset by higher restructuring charges and share-based compensation expense.

Total operating margin for the year ended October 31, 2025 decreased 2 percentage points when compared to 2024. Total operating margin for the year ended October 31, 2025 was impacted by higher tariffs and shipping costs, unfavorable product mix, higher transformational initiatives, wages and variable pay partially offset by higher sales volume and targeted pricing increases. Total operating margin for the year ended October 31, 2024, increased 3 percentage points when compared to 2023. Total operating margin for the year ended October 31, 2024 increased mostly due to lower impairment charges in 2024 compared to 2023 partially offset by restructuring charges.

Interest income for the years ended October 31, 2025, 2024 and 2023 was $62 million, $80 million and $51 million, respectively. The decrease in interest income in 2025 was primarily due to lower cash balances. The increase in interest income in 2024 was primarily due to higher cash balances and increases in interest rates related to our cash and cash equivalents.

Interest expense, net of capitalized interest for the years ended October 31, 2025, 2024 and 2023 was $112 million, $96 million and $95 million, respectively, and primarily relates to the interest charged on our senior notes, term loan, credit facilities and commercial paper. The increase in interest expense in 2025 is primarily related to additional interest from our new senior notes.

Our headcount was approximately 18,100 at October 31, 2025 and 17,900 at October 31, 2024.

Other income (expense), net

For the year ended October 31, 2025, other income (expense), net of $6 million income includes a net loss of $36 million on equity securities, $15 million loss on impairment of investments, and $40 million income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss, prior service credits and settlement loss). Other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan. The provision of site service costs to, and lease income from Keysight Technologies, Inc. ("Keysight") contributed income of $12 million. The costs associated with these services are reported within income from operations.

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

For the year ended October 31, 2023, other income (expense), net of $33 million income includes $43 million income related to the net gain on the divestiture of our Resolution Bioscience business and $12 million income related to the provision of site service costs to, and lease income from, Keysight. The costs associated with these services are reported within income from operations. Other income (expense), net also includes income of $10 million income related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss, prior service credits and settlement loss) partially offset by the net loss on the fair value of equity securities of approximately $41 million.

Income Taxes

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Provision (benefit) for income taxes	$132	$232	$99

For 2025, our income tax expense was $132 million with an effective tax rate of 9.2 percent. For the year ended October 31, 2025, our effective tax rate and the resulting provision for income taxes were impacted by the federal tax benefit of $57 million related to the intra-entity transfer of assets. The income taxes for the year ended October 31, 2025, also include the tax benefit of $29 million related to foreign-derived intangible income along with the tax benefit of $28 million related to the release of tax reserves due to a remeasurement of the liability.

For 2024, our income tax expense was $232 million with an effective tax rate of 15.3 percent For the year ended October 31, 2024, our effective tax rate and the resulting provision for income taxes were impacted by the tax benefit of $47 million related to foreign-derived intangible income.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $102 million, $84 million, and $54 million in 2025, 2024, and 2023, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.36, $0.29, and $0.18 in 2025, 2024 and 2023, respectively.

The Organization for Economic Co-operation and Development. ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules and determined that we became subject to such rules starting in fiscal year 2025 in some jurisdictions, and it did not have a material impact on our consolidated financial results for the periods presented. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are generally applicable to Agilent in fiscal years 2026 and 2027. We expect our income taxes to increase in fiscal year 2026 due to top-up taxes under Pillar Two along with the implementation of the OBBBA rules.

In the U.S., tax years remain open back to the year 2022 for federal income tax purposes and 2021 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2014.

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

Segment Overview

In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions formed our new Applied Markets segment.
Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment. All historical financial segment information has been recast to conform to this new presentation.

Life Sciences and Diagnostics Markets

Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Third, our specialty contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as active pharmaceutical ingredients in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our specialty CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fourth, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry, in situ hybridization, hematoxylin and eosin staining and special staining. This business further provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies. Fifth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Sixth, our genomics business includes reagents to support next-generation sequencing workflows and arrays. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including next-generation sequencing, utilized in clinical and life science research applications.

Net Revenue

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
	(in millions)
Net revenue	$2,726	$2,466	$2,780	11%	(11)%

Life Sciences and Diagnostics Markets segment revenue increased 11 percent in 2025 compared to 2024. The overall effect of foreign currency movements had a 1 percentage point favorable impact on revenue growth in 2025 when compared to the same period last year. Revenue from our BIOVECTRA acquisition contributed approximately 5 percentage points in 2025. Geographically, revenue increased 16 percent in the Americas with no currency impact, increased 9 percent in Europe with a 2 percentage point favorable currency impact and increased 3 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. The revenue increase in the Americas was primarily driven by revenue from the BIOVECTRA acquisition as well as strong growth from our nucleic acid solutions, liquid chromatography, liquid chromatography mass spectrometry and companion diagnostics businesses and moderate growth from our pathology business, partially offset by declines in our cell analysis, biomolecular analysis and genomics businesses. Revenue increased in Europe due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, pathology and companion diagnostics businesses and moderate growth in our cell analysis and genomics businesses, partially offset by a decline in our biomolecular analysis business. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry and genomics businesses and moderate growth from our pathology business, partially offset by a decline in our biomolecular analysis business.

In 2025, strong revenue growth in the pharmaceutical market was mainly due to the BIOVECTRA acquisition and strong growth in our nucleic acid solutions, liquid chromatography and liquid chromatography mass spectrometry businesses. We saw strong revenue growth in the diagnostics and clinical market led by strong growth in our companion diagnostics, biomolecular analysis, liquid chromatography and liquid chromatography mass spectrometry businesses and moderate growth in our pathology business. Revenue in the academic and government market declined across all of our businesses. Within the applied markets, we saw strong revenue growth primarily within the chemicals and advanced materials markets.

Life Sciences and Diagnostics Markets segment revenue in 2024 decreased 11 percent compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. Geographically, revenue decreased 13 percent in the Americas with no currency impact, decreased 1 percent in Europe with a 1 percentage point favorable currency impact and decreased 18 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. The revenue decline in the Americas was primarily driven by our liquid chromatography, liquid chromatography mass spectrometry, cell analysis, genomics and nucleic acid solutions businesses. Revenue decreased in Europe due to declines in our cell analysis business partially offset by strong performance in our pathology, genomics and biomolecular analysis businesses. The revenue decline in Asia Pacific was driven by our liquid chromatography, liquid chromatography mass spectrometry and cell analysis businesses partially offset by increased revenue in our pathology business.

In 2024, revenue performance in the pharmaceutical market declined significantly due to our liquid chromatography, liquid chromatography mass spectrometry, specialty CDMO and cell analysis businesses which were impacted by the continuing slow availability of customer capital budgets and by unfavorable mix in our nucleic acid solutions business when compared to the same period last year. We also saw modest revenue growth in the diagnostics and clinical markets primarily from our pathology business which was partially offset by a decline in our liquid chromatography, liquid chromatography mass spectrometry, and genomics businesses. Revenue in the academia and government markets declined due to our liquid chromatography, liquid chromatography mass spectrometry and cell analysis businesses. Within the applied markets, revenue declined primarily due to lower sales from our liquid chromatography and liquid chromatography mass spectrometry businesses into the chemical and advanced materials markets partially offset by revenue growth in per and polyfluoroalkyl substances ("PFAS") into the environmental market.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue for the second half of fiscal year 2025, we expect to substantially mitigate the impact during our fiscal year 2026. Therefore, we remain optimistic about long-term growth in our end markets and continue investing to enhance our applications and solutions portfolio. The rising demand for several of the modalities provided by our specialty CDMO business positions us well to serve expanding customer demand. By leveraging our liquid chromatography and liquid chromatography mass spectrometry platforms, we are driving growth across key markets and remain optimistic about long-term life sciences opportunities. Our diagnostic and clinical markets continue to grow with the OMNIS platforms. We will continue investing in research and development, advancing our applications and solutions portfolio, and expanding our position in developing and emerging markets

Gross Margin and Operating Margin

The following table shows the Life Sciences and Diagnostics Markets segment's margins, expenses and income from operations for 2025 versus 2024, and 2024 versus 2023.

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
(in millions, except margin data)
Total gross margin	52.3%	54.5%	56.7%	(2) ppts.	(2) ppts.
Research and development	$248	$250	$269	(1)%	(7)%
Selling, general and administrative	$641	$611	$633	5%	(4)%
Operating margin	19.7%	19.6%	24.2%	—	(5) ppts.
Income from operations	$536	$484	$673	11%	(28)%

Gross margin decreased 2 percentage points in 2025 when compared to 2024. Gross margin was impacted mainly by increased tariffs and shipping costs, unfavorable business mix (including lower gross margin from our specialty CDMO business) and increased variable pay which was partially offset by targeted pricing increases and lower warranty expenses. Gross margin decreased 2 percentage points in 2024 when compared to 2023. Gross margin was impacted by lower sales volume, product mix and higher infrastructure costs which were partially offset by lower salary expense related to workforce reduction activities and expenses attributed to business exit activities.

Research and development expenses decreased 1 percent in 2025 when compared to 2024. Research and development expenses decreased primarily due to lower salary expenses related to workforce reduction activities partially offset by additional expenses from our BIOVECTRA acquisition and higher variable pay. Research and development expenses decreased 7 percent in 2024 when compared to 2023. Research and development expenses decreased primarily due to lower expenses attributed to business exit activities and salary expenses related to workforce reduction activities.

Selling, general and administrative expenses increased 5 percent in 2025 when compared to 2024. Selling, general and administrative expenses increased due to higher allocation of corporate infrastructure expenses, additional expenses from our BIOVECTRA acquisition, higher commission, travel and variable pay expenses. Selling, general and administrative expenses decreased 4 percent in 2024 when compared to 2023. Selling, general and administrative expenses decreased due to lower expenses attributed to business exit activities, lower variable pay and lower salary expense related to workforce reduction activities partially offset by higher infrastructure costs.

Operating margin was relatively flat in 2025 when compared to 2024. Operating margin was flat due to lower salary expense related to workforce reduction activities and lower warranty costs offset by increased tariffs and shipping costs, unfavorable business mix and increased variable pay. Operating margin decreased 5 percentage points in 2024 when compared to 2023. Operating margin decreased due to lower revenue, higher infrastructure costs and higher wages partially offset by lower variable pay and salary expense related to workforce reduction activities and expenses attributed to business exit activities.

Income from Operations

Income from operations in 2025 increased by $52 million or 11 percent when compared to 2024 on a revenue increase of $260 million. Income from operations in 2024 decreased by $189 million or 28 percent when compared to 2023 on a revenue decrease of $314 million.

Agilent CrossLab

Our Agilent CrossLab segment provides an extensive services and consumables portfolio that spans the entire lab, in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications. Our services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include gas chromatography and liquid chromatography columns, sample preparation products, custom chemistries, and a large selection of laboratory supplies. Software and informatics solutions include software for instrument control, data acquisition, data analysis, secure storage of results, and laboratory information and workflow management. This software facilitates the compliant use of instruments in pharmaceutical quality assurance and quality control environments. The OpenLab laboratory software suite is a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise. Laboratory automation offers automated sample preparation solutions, including liquid handling, plate management, consumables and scheduling software. These solutions range from standalone automation platforms to integrated workflow solutions with seamless integration to our instrumentation.

Net Revenue

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
	(in millions)
Total net revenue	$2,908	$2,747	$2,656	6%	3%

Agilent CrossLab segment revenue increased 6 percent in 2025 when compared to 2024. The overall effect of foreign currency movements had no impact on revenue growth in 2025 when compared to 2024. Geographically, revenue increased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 9 percent in Europe with a 2 percentage point favorable currency impact and increased 5 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. During the year ended October 31, 2025, revenue growth in Americas was driven by strength in repair, maintenance and compliance services, our lab automation and consumables businesses when compared to the same period last year. Revenue growth in Europe was driven by strength across all our businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand within our consumables business in China and higher growth in repair, maintenance and compliance services and our software and informatics business when compared to 2024.

Agilent CrossLab segment revenue increased 3 percent in 2024 when compared to 2023. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2024 when compared to 2023. Geographically, revenue increased 4 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 6 percent in Europe with a 2 percentage point favorable currency impact and was flat in Asia Pacific with a 2 percentage point unfavorable currency impact. During the year ended October 31, 2024, revenue in all three regions reflected consistent high demand for repair and maintenance services and consumables across the entire portfolio. In Americas and Europe, revenue growth was partially offset by weakness in installation service, software and informatics and lab automation revenues. In the Asia Pacific region, weakness in installation, service and software and informatics revenue offset the revenue growth seen from repair and maintenance services and consumables.

In 2025, revenue increased significantly in the pharmaceutical, chemicals and advanced materials, food, environmental and forensics and diagnostics and clinical markets, and revenue increased modestly in the academic and government market. Strong revenue growth in the pharmaceutical market was driven by repair, maintenance and compliance service and our consumables and lab automation businesses when compared to the same period last year. Strong revenue growth in the chemicals and advanced materials, food, environmental and forensics and diagnostics and clinical markets was driven by repair, maintenance and compliance services and our consumables business when compared to the same period last year. Modest revenue growth in the academic and government market was driven by repair, maintenance and compliance services and our consumables business when compared to the same period last year. In 2024, we saw strong revenue growth in the chemicals and advanced materials, diagnostics and clinical and environmental and forensics markets, mainly driven by our services and consumables businesses, when compared to 2023.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact during our fiscal year 2026. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Gross Margin and Operating Margin

The following table shows the Agilent CrossLab segment margins, expenses and income from operations for 2025 versus 2024 and 2024 versus 2023.

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
(in millions, except margin data)
Total gross margin	55.4%	56.9%	55.3%	(1) ppt.	2 ppts.
Research and development	$106	$105	$103	—	2%
Selling, general and administrative	$559	$532	$526	5%	1%
Operating margin	32.5%	33.7%	31.6%	(1) ppt.	2 ppts.
Income from operations	$946	$925	$839	2%	10%

Gross margin decreased 1 percentage point in 2025 when compared to 2024. Gross margin was impacted by higher tariffs and shipping costs, higher wages and variable pay partially offset by higher sales volume and targeted price increases. Gross margin increased 2 percentage points in 2024 when compared to 2023. Gross margin was impacted by targeted price increases, well-controlled variable costs, and lower salary expense related to workforce reduction activities.

Research and development expenses were relatively flat in 2025 when compared to 2024. Research and development expenses were flat primarily due to lower salary expenses related to workforce reduction activities partially offset by higher variable pay. Research and development expenses increased 2 percent in 2024 when compared to 2023. Research and development expenses increased due to higher wages and program investments in our software and informatics business partially offset by lower salary expense related to workforce reduction activities.

Selling, general and administrative expenses increased 5 percent in 2025 when compared to 2024. Selling, general and administrative expenses increased due to a higher allocation of corporate infrastructure expenses and higher variable pay partially offset by lower salary expenses related to workforce reduction activities when compared to the same period in 2024. Selling, general and administrative expenses increased 1 percent in 2024 when compared to 2023. The increase was due to higher commissions partially offset by lower travel expenses and other discretionary spending and salary expense related to workforce reduction activities.

Operating margin decreased 1 percentage point in 2025 when compared to 2024. Operating margin was impacted by higher tariffs and shipping costs, higher wages, variable pay and higher corporate infrastructure expenses partially offset by higher sales volume and targeted price increases when compared to 2024. Operating margin increased 2 percentage points in 2024 when compared to 2023. Operating margin increased mostly driven by targeted price increases, well controlled variable costs and lower salary expense related to workforce reduction activities.

Income from Operations

Income from operations in 2025 increased by $21 million or 2 percent when compared to 2024 on a revenue increase of $161 million. Income from operations in 2024 increased by $86 million or 10 percent when compared to 2023 on a revenue increase of $91 million.

Applied Markets

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography and gas chromatography mass spectrometry businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in the food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

Net Revenue

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
	(in millions)
Net revenue	$1,314	$1,297	$1,397	1%	(7)%

Our Applied Markets segment revenue in 2025 increased 1 percent compared to 2024. The overall effect of foreign currency movements had a 1 percentage point unfavorable impact on revenue growth in 2025 when compared to the same period last year. Geographically, revenue increased 1 percent in the Americas with a 1 percentage point unfavorable currency impact, increased 6 percent in Europe with a 1 percentage point favorable currency impact and decreased 1 percent in Asia Pacific with no currency impact. Revenue growth in the Americas was driven by strength in our gas chromatography business partially offset by weakness in the vacuum business when compared to the same period last year. The revenue growth in Europe was driven by strength in our gas chromatography, vacuum and spectroscopy businesses when compared to the same period last year. The revenue decline in Asia Pacific was driven by lower demand in China within our gas chromatography, spectroscopy and vacuum businesses partially offset by strength in the gas chromatography mass spectrometry and remarketed instruments businesses in China when compared to the same period last year.

In 2025, revenue increased significantly in the food and pharmaceutical markets and increased moderately in the environmental and forensics market partially offset by significant revenue decline in the academic and government market and modest revenue decline in the chemicals and advanced materials market when compared to the same period last year. Strong revenue growth in the food market was driven by strength in our gas chromatography mass spectrometry, gas chromatography, and remarketed instruments businesses when compared to the same period last year. Strong revenue growth in the pharmaceutical market was driven by strength across all businesses when compared to the same period last year. Moderate revenue growth in the environmental and forensics market was driven by strength in our spectroscopy and vacuum businesses partially offset by weakness in our gas chromatography mass spectrometry business when compared to the same period last year. Revenue declined significantly in the academic and government market due to weakness in our gas chromatography, gas chromatography mass spectrometry and remarketed instruments businesses when compared to the same period last year. Revenue declined modestly in the chemicals and advanced materials market due to weakness in our vacuum and spectroscopy businesses partially offset by strength in our gas chromatography mass spectrometry, gas chromatography and remarketed instruments businesses when compared to the same period last year.

Our Applied Markets segment revenue in 2024 decreased 7 percent compared to 2023. The overall effect of foreign currency movements had no impact on revenue growth in 2024 when compared to 2023. Geographically, revenue decreased 7 percent in the Americas with no currency impact, decreased 6 percent in Europe with a 1 percentage point favorable currency impact and decreased 8 percent in Asia Pacific with a 1 percentage point unfavorable currency impact. The revenue decline in the Americas was driven by weakness in our gas chromatography mass spectrometry and gas chromatography businesses when compared to 2023. The revenue decline in Europe was driven by weakness in our gas chromatography, gas chromatography mass spectrometry and vacuum businesses partially offset by strength in the remarketed instruments business when compared to 2023. The revenue decline in Asia Pacific was driven by lower demand in China within our gas chromatography mass spectrometry, spectroscopy and gas chromatography businesses partially offset by strength in the remarketed instruments business when compared to 2023.

End market revenue performance in 2024 declined in most of our end markets when compared to 2023. Revenue in the chemicals and advanced materials market declined significantly due to weakness in our gas chromatography, gas chromatography mass spectrometry and vacuum businesses when compared to 2023. Revenue in the food market declined significantly due to weakness in our gas chromatography mass spectrometry and spectroscopy businesses partially offset by strength in our remarketed instruments business when compared to 2023. Revenue in the environmental and forensics market declined significantly due to weakness in our gas chromatography mass spectrometry, spectroscopy and gas chromatography businesses when compared to 2023. Revenue in the pharmaceutical market declined significantly due to weakness in our gas chromatography and gas chromatography mass spectrometry businesses partially offset by strength in our remarketed instruments business when compared to 2023.

Looking Forward. While the recent tariff changes adversely impacted our costs of revenue in the second half of fiscal year 2025, we expect to substantially mitigate the impact during our fiscal year 2026. We also anticipate continued market recovery and are optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Gross Margin and Operating Margin

The following table shows the Applied Markets segment margins, expenses and income from operations for 2025 versus 2024, and 2024 versus 2023.

	Years Ended October 31,			2025 over 2024 Change	2024 over 2023 Change
	2025	2024	2023
(in millions, except margin data)
Total gross margin	54.4%	55.2%	56.0%	(1) ppt.	(1) ppt.
Research and development	$93	$94	$100	(1)%	(6)%
Selling, general and administrative	$321	$311	$319	3%	(3)%
Operating margin	22.9%	24.0%	26.0%	(1) ppt.	(2) ppts.
Income from operations	$301	$312	$363	(4)%	(14)%

Gross margin decreased 1 percentage point in 2025 compared to 2024. Gross margin was impacted by higher tariffs and shipping costs, higher variable pay, and the unfavorable impact of currency movements partially offset by lower warranty cost and higher sales volume when compared to 2024. Gross margin decreased 1 percentage point in 2024 compared to 2023. Gross margin was impacted by lower sales volume, unfavorable impact of currency movements and higher warranty costs which were partially offset by lower salary expense related to workforce reduction activities, lower material cost and logistics costs when compared to 2023.

Research and development expenses decreased 1 percent in 2025 when compared to 2024. Research and development expenses decreased due to lower salary expenses related to workforce reduction activities partially offset by higher consumables costs and higher variable pay when compared to 2024. Research and development expenses decreased 6 percent in 2024 when compared to 2023. Research and development expenses decreased due to lower salary expense related to workforce reduction activities and lower consumables costs when compared to 2023.

Selling, general and administrative expenses increased 3 percent in 2025 compared to 2024. Selling, general and administrative expenses increased due to a higher allocation of corporate infrastructure expenses and higher variable pay partially offset by lower salary expenses related to workforce reduction activities when compared to 2024. Selling, general and administrative expenses decreased 3 percent in 2024 compared to 2023. Selling, general and administrative expenses decreased due to lower salary expense related to workforce reduction activities and variable pay when compared to 2023.

Operating margin decreased 1 percentage point in 2025 compared to 2024. Operating margin was impacted by higher tariffs and shipping costs, higher variable pay and the unfavorable impact of currency movements partially offset by lower warranty cost, lower salary expenses related to workforce reduction activities and higher sales volume when compared to 2024. Operating margin decreased 2 percentage points in 2024 compared to 2023. Operating margin was impacted by lower sales volume and the unfavorable impact of currency movements partially offset by lower salary expense related to workforce reduction activities, lower variable pay and logistics costs when compared to 2023.

Income from Operations

Income from operations in 2025 decreased by $11 million or 4 percent when compared to 2024 on a revenue increase of $17 million. Income from operations in 2024 decreased by $51 million or 14 percent when compared to 2023 on a revenue decrease of $100 million.

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

Our financial position as of October 31, 2025 consisted of cash and cash equivalents of $1,789 million as compared to $1,329 million as of October 31, 2024.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,559 million in 2025 compared to net cash provided of $1,751 million in 2024 and net cash provided of $1,772 million in 2023. Net cash paid for income taxes was approximately $318 million in 2025 compared to income taxes paid of $314 million in 2024 and $199 million, in 2023. For the years ended October 31, 2025, 2024 and 2023, other assets and liabilities provided cash of $30 million, used cash of $49 million and provided cash of $47 million, respectively.

In 2025, accounts receivable used cash of $149 million, compared to cash provided of $7 million in 2024, and cash provided of $132 million in 2023. Days' sales outstanding as of October 31, were 72 days in 2025, 70 days in 2024 and 69 days in 2023. The use of cash from accounts receivable in 2025 was primarily due to strong revenue growth late in the year, which resulted in higher receivable balances and an increase in days’ sales outstanding compared to the prior year. The change in accounts payable provided cash of $16 million in 2025, provided cash of $103 million in 2024 and used cash of $171 million in 2023. The lower cash inflow in 2025 was mainly due to higher inventory purchases related to tariff mitigation and the timing of payments. Cash used for inventory was $97 million in 2025 compared to cash provided of $34 million in 2024 and cash used of $33 million in 2023. Inventory days on-hand decreased to 106 days in 2025 compared to 111 days in 2024 and 120 days in 2023.

The employee compensation and benefits liability provided cash of $69 million in 2025 compared to cash used of $12 million in 2024 and cash used of $91 million in 2023. The change in 2025 was primarily due to higher accruals for variable and incentive pay programs compared to 2024 as well as an increase in the employee flexible time off liability. In 2024, the change was largely due to a decrease in variable and incentive pay compared to 2023. We paid approximately $98 million in 2025 under our variable and incentive pay programs compared to $105 million in 2024 and $185 million in 2023.

We made no contributions to our U.S defined benefit plans in 2025, 2024 and 2023. We contributed $22 million in 2025 and $20 million in 2024 and $21 million in 2023 to our non-U.S. defined benefit plans, respectively. We did not contribute to our U.S. post-retirement benefit plans in 2025, 2024 and 2023. Our non-U.S. defined benefit plans are generally funded ratably throughout the year. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We do not expect to contribute to our U.S. plans and U.S. post-retirement benefit plans during 2026. We expect to contribute $21 million to our non-U.S. defined benefit plans during 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $394 million in 2025 compared to net cash used of $1,258 million in 2024 and net cash used of $310 million in 2023.

Investments in property, plant and equipment were $407 million in 2025, $378 million in 2024 and $298 million in 2023. Our anticipated capital expenditures for fiscal year 2026 will be approximately $500 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

In 2025, we received net cash of $4 million primarily related to a measurement period adjustment from our BIOVECTRA acquisition compared to $862 million cash used primarily for our acquisition of BIOVECTRA and one other acquisition in 2024 and $51 million for two acquisitions in 2023. In 2023, proceeds from the divestiture of our Resolution Bioscience business were $50 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $715 million in 2025 compared to net cash used of $752 million in 2024 and net cash used of $930 million in 2023. Net cash from financing activities consisted primarily of cash flows associated with the issuances and repurchases of common stock, payments of cash dividends, borrowings and repayments under credit facilities and commercial paper, issuances and repayments of long term debt and payments of contingent consideration.

Treasury Stock Repurchases. In 2025, we repurchased and retired 3.4 million shares for $425 million, excluding excise tax liability of approximately $3 million compared to repurchases in 2024 of 8.4 million shares for $1,150 million, excluding excise tax liability of approximately $10 million which was paid in 2025 and repurchases in 2023 of 4.6 million shares for $575 million, excluding excise tax liability of approximately $3 million, which was paid in 2024.

The activity of our repurchases and remaining authorization by repurchase program follows:

	2025		2024		2023		Remaining
	Shares	Cost	Shares	Cost	Shares	Cost	Authorization
Repurchase Program	(in millions)						(in billions)
2021 Repurchase program	—	$—	—	$—	0.7	$99	$—
2023 Repurchase program	3.0	374	8.4	1,150	3.9	476	$—
2024 Repurchase program	0.4	51	—	—	—	—	$1.9
Total	3.4	$425	8.4	$1,150	4.6	$575

Dividends. For the years ended October 31, 2025, 2024 and 2023, cash dividends of $282 million, $274 million and $265 million were paid on the company's outstanding common stock, respectively.

On November 19, 2025, we declared a quarterly dividend of $0.255 per share of common stock, or approximately $72 million which will be paid on January 28, 2026 to shareholders of record as of the close of business on January 6, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Short-term and Long-term Debt

Credit Facilities. On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the years ended October 31, 2025 and 2024, we made no borrowings or repayments under these credit facilities. As of both October 31, 2025 and 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the year ended October 31, 2025, we made no borrowings or repayments under this credit facility. During the year ended October 31, 2024, we borrowed and repaid $215 million under this credit facility. As of October 31, 2025 and 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the year ended October 31, 2025.

Commercial Paper. Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the year ended October 31, 2025, we borrowed $1.39 billion and repaid $1.43 billion under our U.S. commercial paper program. During the year ended October 31, 2024, we borrowed $1.19 billion and repaid $1.15 billion under our U.S. commercial paper program. As of October 31, 2025, we had no borrowings outstanding under our U.S. commercial paper program. As of October 31, 2024, we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average interest rate of 4.92 percent.

Other Loans. In connection with the BIOVECTRA acquisition, we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of October 31, 2025 and 2024, the current portion of these loans of $4 million and $5 million, respectively, was recorded in short-term debt. As of October 31, 2025 and 2024, the non-current portion of these loans of $20 million (including additional draw and measurement period adjustment) and $19 million, respectively, was recorded in long-term debt.

In 2024, proceeds from the issuance of long-term debt of $1,197 million related to the issuance of our 2027 and 2034 senior notes. Repayments of long-term debt of $600 million related to the full payment of the outstanding principal amount of our term loan. As of October 31, 2024, the term loan facility was terminated.

Senior Notes. In 2025, we reclassified our 2026 senior notes to short-term debt. All outstanding senior notes listed below are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

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

The following table summarizes our total contractual obligations at October 31, 2025, for Agilent operations and excludes amounts recorded in our consolidated balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Commitments to contract manufacturers and suppliers	$673	$20	$—	$—
Other purchase commitments	143	3	—	—
Total	$816	$23	$—	$—

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

Other Purchase Commitments. We have categorized "other purchase commitments" related to contracts with professional services suppliers. Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contact's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $146 million.

We had no material off-balance sheet arrangements as of October 31, 2025, or October 31, 2024.

On Balance Sheet Arrangements

The following table summarizes our total contractual obligations on our October 31, 2025 balance sheet (in millions):

	Less than one year	One to three years	Three to five years	More than five years
Senior notes	$300	$600	$1,000	$1,450
Other loans - BIOVECTRA	4	5	3	11
Interest expense	107	169	131	124
Transition tax	51	—	—	—
Operating leases	51	71	33	64
Total	$513	$845	$1,167	$1,649

Other long-term liabilities as of October 31, 2025 and October 31, 2024 include $28 million and $115 million, respectively, related to long-term income tax liabilities. Of these amounts, $28 million and $64 million related to uncertain tax positions as of October 31, 2025 and October 31, 2024, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement.

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

Our operations generate non-functional currency cash flows such as revenues, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 48 percent of our revenue in 2025, 48 percent of our revenue in 2024 and 52 percent of our revenue in 2023 was generated in U.S. dollars. The overall effect of changes in foreign currency exchange rates had no impact on revenue growth in the year ended October 31, 2025 when compared to the same period in 2024. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2025 and 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations, statement of comprehensive income or cash flows.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of October 31, 2025 and 2024, the sensitivity analyses indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agilent Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Agilent Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended October 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition for Certain Products and Services and other Revenue

As described in Note 1 to the consolidated financial statements, the Company derives revenue primarily from the sale of analytical and diagnostics products and services. Revenue is recognized when control of the promised products or services is transferred to the customers and the performance obligation is fulfilled in an amount that reflects the consideration that the Company expects to be entitled in exchange for those products or services. For equipment, consumables, and most software licenses, control transfers to the customer at a point in time. For products that transfer control over time, revenue is recognized as the performance obligation is satisfied. Revenue for service contracts is recognized on a straight-line basis to revenue over the service period, as a time-based measure of progress best reflects the performance in satisfying this obligation. For contracts with multiple performance obligations, management allocates the consideration to each performance obligation based on relative standalone selling prices. Management estimates the standalone selling price by calculating the average historical selling price of products and services per geographic region for each performance obligation. The Company’s net revenues were $6.9 billion for the year ended October 31, 2025, of which a majority relates to certain products and services and other revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain products and services and other revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery or shipment, and cash receipts, and recalculating revenue, including testing the allocation of transaction price to the performance obligations based on relative standalone selling price, if applicable; (ii) testing the completeness and accuracy of the historical selling price data used to determine the standalone selling price of the performance obligations; and (iii) evaluating occurrence and accuracy of revenue on a test basis, by examining valid contracts and other supporting documents, as applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 19, 2025

We have served as the Company’s auditor since 1999.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2025	2024	2023
	(in millions, except per share data)
Net revenue:
Products	$4,944	$4,672	$5,051
Services and other	2,004	1,838	1,782
Total net revenue	6,948	6,510	6,833
Costs and expenses:
Cost of products	2,237	2,024	2,428
Cost of services and other	1,068	951	940
Total costs	3,305	2,975	3,368
Research and development	455	479	481
Selling, general and administrative	1,709	1,568	1,634
Total costs and expenses	5,469	5,022	5,483
Income from operations	1,479	1,488	1,350
Interest income	62	80	51
Interest expense	(112)	(96)	(95)
Other income (expense), net	6	49	33
Income before taxes	1,435	1,521	1,339
Provision for income taxes	132	232	99
Net income	$1,303	$1,289	$1,240

Net income per share:
Basic	$4.59	$4.44	$4.22
Diluted	$4.57	$4.43	$4.19

Weighted average shares used in computing net income per share:
Basic	284	290	294
Diluted	285	291	296

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended October 31,
	2025	2024	2023

Net income	$1,303	$1,289	$1,240
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $(2) and $(1)	(1)	(7)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $1, $(1) and $0	7	(1)	—
Foreign currency translation, net of tax expense (benefit) of $5, $3 and $(1)	26	(22)	34
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $2, $0 and $(5)	48	53	(10)
Change in net prior service benefit, net of tax expense (benefit) of $0, $0 and $0	(1)	(1)	(1)
Other comprehensive income (loss)	79	22	20
Total comprehensive income	$1,382	$1,311	$1,260

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2025	2024
	(in millions, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,789	$1,329
Accounts receivable, net	1,487	1,324
Inventory	1,025	972
Other current assets	293	334
Total current assets	4,594	3,959
Property, plant and equipment, net	2,023	1,778
Goodwill	4,473	4,477
Other intangible assets, net	445	547
Long-term investments	133	175
Other assets	1,059	910
Total assets	$12,727	$11,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$570	$540
Employee compensation and benefits	443	368
Deferred revenue	624	544
Short-term debt	304	45
Other accrued liabilities	406	398
Total current liabilities	2,347	1,895
Long-term debt	3,050	3,345
Retirement and post-retirement benefits	126	130
Other long-term liabilities	463	578
Total liabilities	5,986	5,948
Commitments and contingencies (Note 18)
Total equity:
Stockholders' equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 283,054,377 shares at October 31, 2025 and 285,193,011 shares at October 31, 2024 issued and outstanding	3	3
Additional paid-in-capital	5,575	5,450
Retained earnings	1,389	750
Accumulated other comprehensive loss	(226)	(305)
Total stockholders' equity	6,741	5,898
Total liabilities and stockholders' equity	$12,727	$11,846
   The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$1,303	$1,289	$1,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	257	271
Share-based compensation	128	129	111
Deferred taxes expense (benefit)	(130)	(64)	(56)
Excess and obsolete inventory related charges	45	45	40
Net (gain) loss on equity securities	36	(6)	41
Asset impairment charges	15	19	277
Change in fair value of contingent consideration	—	—	1
Net gain on divestiture of business	—	—	(43)
Other non-cash (income) expense, net	5	(1)	6
Changes in assets and liabilities:
Accounts receivable, net	(149)	7	132
Inventory	(97)	34	(33)
Accounts payable	16	103	(171)
Employee compensation and benefits	69	(12)	(91)
Other assets and liabilities	30	(49)	47
Net cash provided by operating activities	1,559	1,751	1,772
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(407)	(378)	(298)
Proceeds from the sale of equity securities	8	—	5
Payments to acquire equity securities	—	(5)	(8)
Proceeds from convertible note	2	—	4
Payment in exchange for convertible note	(1)	(13)	(12)
Proceeds from divestiture of business	—	—	50
Payments to acquire businesses and intangible assets, net of cash acquired	4	(862)	(51)
Net cash used in investing activities	(394)	(1,258)	(310)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock plans	72	77	67
Payment of taxes related to net share settlement of equity awards	(29)	(30)	(54)
Payments for repurchase of common stock	(425)	(1,150)	(575)
Payment of excise taxes related to repurchases of common stock	(10)	(3)	—
Payment of dividends	(282)	(274)	(265)
Proceeds from issuance of long-term debt	4	1,197	—
Repayment of long-term debt	(3)	(600)	—
Payments of debt issuance costs	—	(9)	—
Net proceeds from (repayments of) short term debt	(42)	40	(35)
Payment for contingent consideration	—	—	(68)
Net cash used in financing activities	(715)	(752)	(930)
Effect of exchange rate movements	9	(2)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	459	(261)	537
Cash, cash equivalents and restricted cash at beginning of year	1,332	1,593	1,056
Cash, cash equivalents and restricted cash at end of year	$1,791	$1,332	$1,593

Supplemental cash flow information:
Income tax payments, net of refunds received	$318	$314	$199
Interest payments, net of capitalized interest	$101	$80	$89
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$11	$9	$4
Excise tax on share repurchases, accrued but not paid	$3	$10	$3

The accompanying notes are an integral part of these consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	(in millions, except number of shares in thousands)
Balance as of October 31, 2022	295,259	$3	$5,325	$324	$(347)	$5,305
Components of comprehensive income, net of tax:
Net income	—	—	—	1,240	—	1,240
Other comprehensive income (loss)	—	—	—	—	20	20
Total comprehensive income						1,260
Cash dividends declared ($0.900 per common share)	—	—	—	(265)	—	(265)
Share-based awards issued, net of tax of $54	1,473	—	13	—	—	13
Repurchase of common stock, including excise taxes	(4,609)	—	(62)	(517)	—	(579)
Share-based compensation	—	—	111	—	—	111
Balance as of October 31, 2023	292,123	$3	$5,387	$782	$(327)	$5,845
Components of comprehensive income, net of tax:
Net income	—	—	—	1,289	—	1,289
Other comprehensive income (loss)	—	—	—	—	22	22
Total comprehensive income						1,311
Cash dividends declared ($0.944 per common share)	—	—	—	(274)	—	(274)
Share-based awards issued, net of tax of $30	1,473	—	47	—	—	47
Repurchase of common stock, including excise taxes	(8,403)	—	(113)	(1,047)	—	(1,160)
Share-based compensation	—	—	129	—	—	129
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	1,303	—	1,303
Other comprehensive income (loss)	—	—	—	—	79	79
Total comprehensive income						1,382
Cash dividends declared ($0.992 per common share)	—	—	—	(282)	—	(282)
Share-based awards issued, net of tax of $29	1,258	—	43	—	—	43
Repurchase of common stock, including excise taxes	(3,397)	—	(46)	(382)	—	(428)
Share-based compensation	—	—	128	—	—	128
Balance as of October 31, 2025	283,054	$3	$5,575	$1,389	$(226)	$6,741

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

New Segment Structure. In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions formed our new Applied Markets segment.

Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment. All historical segment financial information has been recast to conform to this new reporting structure in our financial statements and accompanying notes.

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

Announced Exit and Subsequent Divestiture of Resolution Bioscience Business. During the third quarter of fiscal year 2023, we made the decision to exit the Resolution Bioscience business within our Life Sciences and Diagnostics Markets segment and recorded a long-lived asset impairment charge of $270 million. In the fourth quarter of fiscal year 2023, we received an unsolicited offer and entered into an agreement to divest the Resolution Bioscience business for $50 million. As a result, we recorded a gain on the divestiture of $43 million in other income (expense), net in the consolidated statement of operations, which included an adjustment to goodwill of $13 million.

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

Recent changes to tariffs and trade policies by the U.S. and other countries have increased risk and uncertainty surrounding our future results of operations. In the first half of fiscal year 2025, changes to tariffs and trade policies did not have a material impact on our results of operations; however, the tariff changes adversely impacted our costs of revenue beginning in the second half of fiscal year 2025. In the second half of fiscal year 2025, the U.S. government introduced additional measures related to tariffs, including certain increases, exemptions and pauses, and other countries have responded with preliminary agreements and retaliatory actions. The ultimate impact of changes to tariffs and trade policies will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade policies implemented and our ability to respond to and mitigate the impact of such tariffs and trade policies. We continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

In 2025, headcount and funding reductions of the U.S. federal government along with those customers receiving funding from the U.S. federal government have adversely impacted our business. Continued funding and resource pressure of these government agencies and limited availability of funding grants could impact our customers’ ability to perform normal functions and further impact our business.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Advertising.  Advertising costs are generally expensed as incurred and amounted to $50 million in 2025, $49 million in 2024 and $54 million in 2023.

Taxes on Income.  Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. See Note 6, "Income Taxes" for additional information.

Net Income Per Share.  Basic net income per share is computed by dividing net income - the numerator - by the weighted average number of common shares outstanding - the denominator - during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potential common shares outstanding during the period unless the effect is anti-dilutive. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense are assumed proceeds to be used to repurchase hypothetical shares. See Note 7, "Net Income Per Share" for additional information.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash, Cash Equivalents and Short-Term Investments.  We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

As of October 31, 2025, approximately $1,656 million of our cash and cash equivalents is held outside of the U.S. by our foreign subsidiaries. Our cash and cash equivalents mainly consist of short-term deposits held at major global financial institutions, institutional money market funds, and similar short duration instruments with original maturities of 90 days or less. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our funds.

We classify equity investments as short-term investments based on their nature and our intent and ability to exit within a year or less. As of October 31, 2025, we had no short-term investments.

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

	October 31,
	2025	2024	2023
	(in millions)
Cash and cash equivalents	$1,789	$1,329	$1,590
Restricted cash included in other assets	2	3	3
Total cash, cash equivalents and restricted cash	$1,791	$1,332	$1,593

Accounts Receivable, net.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. The allowance for doubtful accounts as of October 31, 2025 and 2024 was not material. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable are also recorded net of estimated product returns which are not material.

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

Credit risk with respect to our accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. Credit evaluations are performed on customers requiring credit over a certain amount, and we sell the majority of our products through our direct sales force. Credit risk is mitigated through collateral such as letter of credit, bank guarantees or payment terms like cash in advance. No single customer accounted for more than 10 percent of accounts receivable as of October 31, 2025, or 2024.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

At the beginning of fiscal year 2025, in connection with the change in our segment reporting, we assessed goodwill impairment for our three reporting units which consisted of our three segments: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets. We performed a quantitative test for goodwill impairment of the three reporting units as of November 1, 2024, due to the change in our segment structure, and based on the results there was no impairment of goodwill.

In fiscal year 2025, we again assessed goodwill impairment for our three reporting units which consisted of our three operating segments: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets. We performed a qualitative test for goodwill impairment of the three reporting units, as of September 30, 2025, our annual impairment test date. Based on the results of our qualitative testing, we believe that it is more-likely-than-not that the fair values of these reporting units are greater than their respective carrying values. Each quarter we review the events and circumstances to determine if goodwill impairment is indicated. There was no impairment of goodwill during the years ended October 31, 2025, 2024 and 2023.

Purchased intangible assets consist primarily of acquired developed technologies, proprietary know-how, trademarks, and customer relationships and are amortized using the best estimate of the asset's useful life that reflect the pattern in which the economic benefits are consumed or used up or a straight-line method ranging from 2 years to 13 years. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, Agilent will record a charge for the value of the related intangible asset to Agilent's consolidated statement of operations in the period it is abandoned.

Our indefinite-lived intangible assets are IPR&D intangible assets. The accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the issued impairment testing guidance for goodwill and allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more-likely-than-not (i.e., greater than 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. As of October 31, 2025 and 2024, we do not have any indefinite-lived intangible assets.

During fiscal years 2025 and 2023, there were no impairments of indefinite-lived intangible assets. During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our life sciences and Applied Markets segment.

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

During the year ended October 31, 2025, we recorded an impairment charge of long-lived assets of $15 million. During the year ended October 31, 2024, we recorded an impairment charge of long-lived assets including indefinite-lived intangible assets of $19 million. During the year ended October 31, 2023, we recorded an impairment charge of long-lived assets including intangible assets of $277 million related to the exit of our Resolution Bioscience business.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity (“VIE”). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of October 31, 2025 and 2024, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of October 31, 2025 and 2024, the total carrying value of investments and loans in privately held companies considered as VIEs was $44 million and $79 million respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified within other current assets and other assets (depending upon tenure of loan) on the consolidated balance sheet.

Investments.  Equity investments without readily determinable fair value consist of non-marketable equity securities (typically investments in privately-held companies). These investments are accounted for using the measurement alternative at cost, and we adjust for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net income as and when it occurs. Equity investments with readily determinable fair value consist of marketable equity securities which were reclassified from non-marketable equity securities following the commencement of public market trading of the issuers and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. There are no equity investments with readily determinable fair value at October 31, 2025 and 2024. Other investments with readily determinable fair value consist of shares we own in a special fund and are reported at fair value, with gains or losses resulting from changes in fair value included in net income. Trading securities, which are comprised of mutual funds, bonds and other similar instruments and deferred compensation liabilities are reported at fair value, with gains or losses resulting from changes in fair value recognized currently in net income. Equity method investments are reported at the amount of the company’s initial investment and adjusted each period for the company’s share of the investee’s income or loss and dividend paid. There are no equity method investments as of October 31, 2025 and 2024. The company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of short-term and long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of October 31, 2025, the fair value of the commercial paper approximates its carrying value. As of October 31, 2025, the fair value of our senior notes was $3,191 million with a carrying value of $3,330 million. This compares to the fair value of our senior notes of $3,083 million with a carrying value of $3,326 million as of October 31, 2024. The change in the fair value compared to carrying value in the year ended October 31, 2025, is primarily due to decreased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
market data for substantially the full term of the assets or liabilities. See also Note 13, "Fair Value Measurements" for additional information on the fair value of financial instruments and contingent consideration.

Warranty.  Our standard warranty terms typically extend for one year from the date of delivery. We accrue for standard warranty costs based on historical trends in warranty charges. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost over the period. Estimated warranty charges are recorded within cost of products at the time products are sold. See Note 17, "Guarantees" for additional information.

Employee Compensation and Benefits.  Amounts owed to employees, such as accrued salary, bonuses and vacation benefits are accounted for within employee compensation and benefits. The total amount of accrued vacation benefit was $129 million and $116 million as of October 31, 2025, and 2024, respectively.

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

Share-Based Compensation.  For the years ended 2025, 2024 and 2023, we accounted for share-based awards made to our employees and directors including employee stock option awards, restricted stock units, employee stock purchases made under our Employee Stock Purchase Plan ("ESPP") and performance share awards under the Agilent Technologies, Inc. Long-Term Performance Program ("LTPP") using the estimated grant date fair value method of accounting. Under the fair value method, we recorded compensation expense for all share-based awards of $129 million in 2025, $130 million in 2024 and $112 million in 2023. See Note 5, "Share-based Compensation" for additional information.

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

All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of stockholders' equity. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment. Amounts associated with cash flow hedges are reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Derivatives not designated as hedging instruments are recorded on the balance sheet at their fair value and changes in the fair values are recorded in the income statement in the current period. Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The impact of the ineffectiveness measurement in 2025, 2024 and 2023 was not material. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the hedged or economically hedged item, primarily in operating activities.

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

For those subsidiaries that operate in a U.S. dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income. Net gains or losses resulting from foreign currency transactions, including hedging gains and losses, are reported in other income (expense), net and were $3 million loss for 2025, $4 million gain for 2024 and $2 million gain for 2023.

2.     NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve segment reporting through enhanced disclosure requirements of significant segment expenses on an interim and annual basis. We adopted this guidance effective for our fiscal year 2025 and interim periods within fiscal year 2026 on a retrospective basis. See Note 22, "Segment Information" for additional segment disclosures.

New Accounting Pronouncements Not Yet Adopted

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

In May 2025, the FASB issued guidance to improve the requirements for identifying the accounting acquirer in transactions involving variable interest entities (VIEs) in business combinations. The amendments are effective for our fiscal year 2028, including interim periods within that year, with early adoption permitted. We currently do not expect the impact of these amendments to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued guidance that introduces targeted improvements to the accounting for internal-use software, replacing the stage-based capitalization model with a principles-based approach and aligning disclosure requirements with those for property, plant, and equipment. The amendments are effective for our fiscal year 2029, including interim periods within fiscal year 2029, with early adoption permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In December 2025, the FASB issued guidance that addresses the accounting for government grants received by business entities. The amendments establish a framework for recognizing, measuring, and presenting government grants in the financial statements to improve consistency and transparency. The amendments are effective for our fiscal year 2030, including interim periods within fiscal year 2030, with early adoption permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2025, the FASB issued guidance related to interim reporting requirements. The amendments introduce new disclosure requirements to enhance transparency in interim financial statements. The amendments are effective for our fiscal year 2029, including interim periods within fiscal year 2029, with early adoption permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

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

Goodwill acquired was allocated to our operating segments and reporting units as a part of the purchase price allocation. All goodwill was allocated to the Life Sciences and Diagnostics Markets segment.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Year Ended October 31, 2025:
Americas	$1,337	$1,095	$374	$2,806
Europe	786	811	326	1,923
Asia Pacific	603	1,002	614	2,219
Total	$2,726	$2,908	$1,314	$6,948

Year Ended October 31, 2024:
Americas	$1,157	$1,048	$368	$2,573
Europe	723	741	306	1,770
Asia Pacific	586	958	623	2,167
Total	$2,466	$2,747	$1,297	$6,510

Year Ended October 31, 2023:
Americas	$1,333	$1,003	$396	$2,732
Europe	729	701	324	1,754
Asia Pacific	718	952	677	2,347
Total	$2,780	$2,656	$1,397	$6,833

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Revenue by End Markets
Pharmaceutical and Biopharmaceutical	$2,507	$2,242	$2,433
Chemicals and Advanced Materials	1,561	1,495	1,543
Diagnostics and Clinical	1,029	964	966
Food	637	592	628
Academia and Government	540	567	601
Environmental and Forensics	674	650	662
Total	$6,948	$6,510	$6,833

Revenue by Type
Instrumentation	$2,427	$2,354	$2,742
Non-instrumentation and other	4,521	4,156	4,091
Total	$6,948	$6,510	$6,833

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balances of contract assets as of October 31, 2025 and 2024, were $329 million and $247 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the significant changes in the balances during the years ended October 31, 2024 and 2025:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2023	$616
Net revenue deferred in the period	469
Revenue recognized that was included in the contract liability balance at the beginning of the period	(448)
Change in deferrals from customer cash advances, net of revenue recognized	(9)
Contract liabilities acquired in business combinations	70
Currency translation and other adjustments	3
Ending balance as of October 31, 2024	$701
Net revenue deferred in the period	564
Revenue recognized that was included in the contract liability balance at the beginning of the period	(476)
Change in deferrals from customer cash advances, net of revenue recognized	7
Currency translation and other adjustments	7
Ending balance as of October 31, 2025	$803

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The changes in total capitalized costs to obtain a contract were immaterial during the years ended October 31, 2025 and 2024 and are included in other current and long-term assets on the consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of October 31, 2025, was $437 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, and software maintenance contracts and revenue associated with lease arrangements.

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

Under our ESPP, employees purchased 566,815 shares for $57 million in 2025, 576,467 shares for $58 million in 2024 and 487,735 shares for $57 million in 2023. As of October 31, 2025, the number of shares of common stock authorized and available for issuance under our ESPP was 23,234,771. This includes 223,241 shares for $28 million of common stock to be settled in November 2025 to participants in consideration of the aggregate participant contributions as of October 31, 2025.

Incentive Compensation Plans. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the "2018 Plan") which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan" and, together with the 2018 Stock Plan, the "Stock Plans"). On November 14, 2018 and March 20, 2019, the Board of Directors and the stockholders, respectively, approved the reservation of an additional 25 million shares of common stock under the 2018 Plan. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years. As of October 31, 2025, 15,563,998 shares were available for future awards under the 2018 Plan.

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

Performance Shares. We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return ("TSR") and LTPP Earnings Per Share ("EPS") programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. All LTPP awards granted after November 1, 2015 and before November 18, 2025, are subject to a one-year post-vest holding period. The final LTPP award may vary from zero to 200 percent of the target award. The maximum contractual term for awards under the LTPP program is three years. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units. We also issue restricted stock units under our share-based plans. The estimated fair value of the restricted stock unit awards granted under the Stock Plans is determined based on the market price of Agilent's common stock on the date of grant adjusted for expected dividend yield. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant. All restricted stock units granted to our executives after November 1, 2015 and before November 18, 2025, are subject to a one-year post-vest holding period.

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

The impact on our results for share-based compensation was as follows:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Cost of products and services	$44	$41	$34
Research and development	15	16	13
Selling, general and administrative	70	73	65
Total share-based compensation expense	$129	$130	$112

At October 31, 2025 and 2024, no share-based compensation was capitalized within inventory.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Years Ended October 31,
	2025	2024	2023
Stock Option Plan:
Weighted average risk-free interest rate	4.1%	4.4%	3.9%
Dividend yield	0.7%	0.8%	0.6%
Weighted average volatility	29%	29%	28%
Expected life	5.5 years	5.5 years	5.5 years
LTPP:
Volatility of Agilent shares	30%	28%	31%
Volatility of selected peer-company shares	16%-62%	16%-70%	22%-84%
Pair-wise correlation with selected peers	29%	30%	42%

Post-vest restriction discount for all executive awards	6.7%	6.4%	7.1%
Share-Based Payment Award Activity

Employee Stock Options

The following table summarizes employee stock option award activity of our employees and directors for 2025.

	Options Outstanding	Weighted Average Exercise Price
	(in thousands)
Outstanding at October 31, 2024	1,005	$134
Granted	240	$137
Exercised	(129)	$119
Cancelled	(202)	$144
Outstanding at October 31, 2025	914	$134

The options outstanding and exercisable for equity share-based payment awards at October 31, 2025 were as follow:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$109.00 - $120.00	204	5.3	$110	$7,347	191	5.1	$110	$6,945
$120.01- $130.00	183	8.1	$124	4,088	112	8.0	$124	2,489
$130.01 - $140.00	211	8.8	$138	1,857	20	7.6	$136	216
$140.01 & Over	316	6.6	$154	57	263	6.5	$155	21
	914	7.1	$134	$13,349	586	6.4	$134	$9,671

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the company's closing stock price of $146.36 at October 31, 2025, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable at October 31, 2025 was approximately 0.3 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the aggregate intrinsic value of options exercised and the fair value of options granted in 2025, 2024 and 2023:

	Aggregate Intrinsic Value	Weighted Average Exercise Price	Per Share Value Using Black-Scholes Model
	(in thousands)
Options exercised in fiscal 2023	$25,303	$41
Black Scholes per share value of options granted during fiscal 2023			$47
Options exercised in fiscal 2024	$22,762	$64
Black Scholes per share value of options granted during fiscal 2024			$41
Options exercised in fiscal 2025	$1,384	$119
Black Scholes per share value of options granted during fiscal 2025			$44

As of October 31, 2025, the unrecognized share-based compensation cost for outstanding stock option awards, net of expected forfeitures, was $9 million. The amount of cash received from the exercise of share-based awards granted was $72 million in 2025, $77 million in 2024 and $67 million in 2023.

Non-Vested Awards

The following table summarizes non-vested award activity in 2025 primarily for our LTPP and restricted stock unit awards.

	Shares	Weighted Average Grant Price
	(in thousands)
Non-vested at October 31, 2024	2,136	$136
Granted	927	$133
Vested	(815)	$137
Forfeited	(168)	$134
Change in LTPP shares in the year due to not meeting performance targets	(40)	$158
Non-vested at October 31, 2025	2,040	$134

As of October 31, 2025, the unrecognized share-based compensation cost for non-vested restricted stock awards net of expected forfeitures was approximately $127 million which is expected to be amortized over a weighted average period of 2.2 years. The total fair value of restricted stock awards vested was $112 million for 2025, $103 million for 2024 and $99 million for 2023.

6.     INCOME TAXES

The domestic and foreign components of income before taxes are:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
U.S. operations	$292	$391	$614
Non-U.S. operations	1,143	1,130	725
Total income before taxes	$1,435	$1,521	$1,339

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes is comprised of:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
U.S. federal taxes:
Current	$103	$182	$117
Deferred	(105)	(104)	(84)
Non-U.S. taxes:
Current	148	87	26
Deferred	(16)	60	38
State taxes, net of federal benefit:
Current	11	27	12
Deferred	(9)	(20)	(10)
Total provision for income taxes	$132	$232	$99

The differences between the U.S. federal statutory income tax rate and our effective tax rate are:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Profit before tax times statutory rate	$301	$319	$281
State income taxes, net of federal benefit	3	7	2
Non-U.S. income taxed at different rates	(40)	(14)	20
Change in unrecognized tax benefits	(37)	(8)	(35)
Foreign-derived intangible income deduction	(29)	(47)	(41)
Realized loss on divestiture of business	—	—	(104)
Intra-entity transfer of assets	(57)	—	—
Other, net	(9)	(25)	(24)
Provision (benefit) for income taxes	$132	$232	$99
Effective tax rate	9.2%	15.3%	7.4%

For 2025, our income tax expense was $132 million with an effective tax rate of 9.2 percent. For the year ended October 31, 2025, our effective tax rate and the resulting provision for income taxes were impacted by the federal tax benefit of $57 million related to the intra-entity transfer of assets. The income taxes for the year ended October 31, 2025, also include the tax benefit of $29 million related to foreign-derived intangible income along with the tax benefit of $28 million related to the release of tax reserves due to a remeasurement of the liability.

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

We have negotiated a tax holiday in Singapore. The tax holiday provides a lower rate of taxation on certain classes of income and requires various thresholds of investments and employment or specific types of income. The tax holiday in Singapore was renegotiated and extended through 2030. As a result of the incentive, the impact of the tax holiday decreased income taxes by $102 million, $84 million, and $54 million in 2025, 2024, and 2023, respectively. The benefit of the tax holiday on net income per share (diluted) was approximately $0.36, $0.29, and $0.18 in 2025, 2024 and 2023, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are generally applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have any material impact on our effective tax rate or cash flow in the current fiscal year.

The significant components of deferred tax assets and deferred tax liabilities included on the consolidated balance sheet are:

	Years Ended October 31,
	2025	2024
	(in millions)
Deferred Tax Assets
Intangibles	$151	$20
Employee benefits, other than retirement	36	31
Net operating loss, capital loss, and credit carryforwards	217	184
Deferred revenue	39	98
Share-based compensation	26	25
Capitalized R&D	118	93
Lease obligations	42	39
Other	49	35
Deferred tax assets	$678	$525
Tax valuation allowance	(119)	(113)
Deferred tax assets, net of valuation allowance	$559	$412

Deferred Tax Liabilities
Property, plant and equipment	$(76)	$(62)
Pension benefits and retiree medical benefits	(53)	(41)
Right-of-use asset	(40)	(39)
Other	(10)	(4)
Deferred tax liabilities	$(179)	$(146)
Net deferred tax assets (liabilities)	$380	$266

The increase in 2025 as compared to 2024 for the deferred tax assets and liabilities was primarily due to the benefit of $155 million related to the intra-entity transfer of assets.

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. As of October 31, 2025, we continued to maintain a valuation allowance of $119 million until sufficient positive evidence exists to support reversal. The valuation allowance is primarily related to deferred tax assets for the state of California, along with the net operating losses in the Netherlands and capital losses in Australia.

At October 31, 2025, we had federal, state and foreign net operating loss carryforwards of approximately $8 million, $101 million and $223 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2026. If not utilized, $82 million of the foreign net operating loss carryforwards will begin to expire in 2035. The remaining $141 million of the foreign net operating losses carry forward indefinitely. At October 31, 2025, we had foreign capital loss carryforwards of $110 million. The foreign capital losses carry forward indefinitely. At October 31, 2025, we had state tax credit carryforwards of approximately $99 million. The state tax credits carry forward indefinitely.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The breakdown between long-term deferred tax assets and deferred tax liabilities was as follows:

	October 31,
	2025	2024
	(in millions)
Long-term deferred tax assets (included within other assets)	$427	$351
Long-term deferred tax liabilities (included within other long-term liabilities)	(47)	(85)
Total	$380	$266

The breakdown between current and long-term income tax assets and liabilities, excluding deferred tax assets and liabilities, was as follows:

	October 31,
	2025	2024
	(in millions)
Current income tax assets (included within other current assets)	$108	$147
Long-term income tax assets (included within other assets)	3	3
Current income tax liabilities (included within other accrued liabilities)	(143)	(152)
Long-term income tax liabilities (included within other long-term liabilities)	(28)	(115)
Total	$(60)	$(117)

Uncertain Tax Positions

The aggregate changes in the balances of our gross unrecognized tax benefits including all federal, state and foreign tax jurisdictions are as follows:

	2025	2024	2023
	(in millions)
Balance, beginning of year	$97	$98	$123
Additions for tax positions related to the current year	—	6	5
Additions for tax positions from prior years	—	3	3
Reductions for tax positions from prior years	(23)	(1)	(27)
Statute of limitations expirations	(5)	(9)	(6)
Balance, end of year	$69	$97	$98

As of October 31, 2025, we had $77 million of unrecognized tax benefits, including interest and penalties of which $54 million, if recognized, would affect our effective tax rate.

Interest and penalties accrued as of October 31, 2025 and 2024 were $8 million and $17 million, respectively. We recognized tax benefit of $9 million in 2025, tax expense of $1 million in 2024, and tax benefit of $5 million in 2023 for interest and penalties related to unrecognized tax benefits.

In the U.S., tax years remain open back to the year 2022 for federal income tax purposes and 2021 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2014.

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

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Numerator:
Net income	$1,303	$1,289	$1,240
Denominators:
Basic weighted average shares	284	290	294
Potential common shares — stock options and other employee stock plans	1	1	2
Diluted weighted average shares	285	291	296

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

In 2025, 2024 and 2023, we issued share-based awards of approximately 1.3 million, 1.5 million and 1.5 million, respectively.  For the year ended 2025, 1 million potential common shares were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive. For the years ended 2024 and 2023, the impacts of the anti-dilutive potential common shares that were excluded from the calculation of diluted earnings per share were not material.

8.     INVENTORY

Inventory as of October 31, 2025 and 2024 consisted of the following:

	October 31,
	2025	2024
	(in millions)
Finished goods	$547	$523
Purchased parts and fabricated assemblies	478	449
Inventory	$1,025	$972

Inventory-related excess and obsolescence charges of $45 million were recorded in cost of products in both 2025 and 2024 and $40 million in 2023. We record excess and obsolete inventory charges for both inventory on our site as well as inventory at our contract manufacturers and suppliers where we have non-cancellable purchase commitments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of October 31, 2025 and 2024, consisted of the following:

	October 31,
	2025	2024
	(in millions)
Land	$69	$69
Buildings and leasehold improvements	2,056	1,786
Machinery and equipment	1,037	960
Software	284	267
Total property, plant and equipment	3,446	3,082
Accumulated depreciation and amortization	(1,423)	(1,304)
Property, plant and equipment, net	$2,023	$1,778

The additions in 2025 are primarily related to assets acquired from our on-going expansion of our Frederick, CO. facility. Interest costs incurred during construction of facilities are capitalized as part of the cost of the asset. Capitalized interest was approximately $14 million in 2025, $7 million in 2024 and $6 million in 2023.

During 2025, there were no asset impairments. During 2024 and 2023, we recorded asset impairments of $2 million and $11 million, respectively. Depreciation expenses were $178 million in 2025, $149 million in 2024 and $128 million in 2023. In 2025 and 2024 we retired approximately $59 million and $78 million, respectively, of assets, the majority of which were fully depreciated and no longer in use.

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

The components of lease cost for operating leases were as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Operating lease cost	$55	$58	$68
Short-term lease cost	1	—	2
Variable lease cost (a)	12	15	16
Sublease income	(17)	(17)	(16)
Total lease cost	$51	56	70
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

During fiscal year 2025 and 2024, there were no ROU asset impairments. During fiscal year 2023, we recorded ROU asset impairments of $8 million primarily related to the exit of our Resolution Bioscience business.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended October 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$52	$49	$56
Non-cash right of use assets obtained in exchange for operating lease obligations	$42	$60	$70

Supplemental balance sheet information related to leases was as follows:

		October 31,
	Financial Statement Line Item	2025	2024
		(in millions, except lease term and discount rate)
Assets:
Operating lease:
Right of use asset	Other assets	$183	$177

Liabilities:
Current
Operating lease liabilities	Other accrued liabilities	$44	$42
Long-term
Operating lease liabilities	Other long-term liabilities	$145	$142

Weighted average remaining lease term (in years)
Operating leases		7.8 years	8.2 years

Weighted average discount rate
Operating leases		4.0%	3.7%

Future minimum rents payable as of October 31, 2025 under non-cancelable leases with initial terms exceeding one year reconcile to lease liabilities included in the consolidated balance sheet as follows:

Operating Leases
(in millions)
2026	$51
2027	41
2028	30
2029	20
2030	13
Thereafter	64
Total undiscounted future minimum lease payments	$219
Less: amount of lease payments representing interest	(30)
Present value of future minimum lease payments	$189
Less: current liabilities	(44)
Long-term lease liabilities	$145

As of October 31, 2025, we had no additional significant operating or finance leases that had not yet commenced.

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

Revenue allocated to the lease income for both sales-type finance lease and operating lease rental arrangements represents less than one percent of total net revenue in the years ended October 31, 2025, 2024 and 2023, respectively.

As of October 31, 2025, the original cost and net book value of operating leased assets were $92 million and $56 million, respectively. As of October 31, 2025, lease receivables related to sales-type leases were $53 million. As of October 31, 2024, the original cost and net book value of operating leased assets were $75 million and $50 million, respectively. As of October 31, 2024, lease receivables related to sales-type leases were $46 million.

11.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the years ended October 31, 2024 and 2025:

	Life Sciences and Diagnostics Markets	Agilent Crosslab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2023	$2,489	$1,166	$305	$3,960
Foreign currency translation impact	(15)	2	4	(9)
Goodwill arising from acquisitions and adjustments	526	—	—	526
Goodwill as of October 31, 2024	$3,000	$1,168	$309	$4,477
Foreign currency translation impact	1	—	—	1
Goodwill arising from acquisitions and adjustments	(5)	—	—	(5)
Goodwill as of October 31, 2025	$2,996	$1,168	$309	$4,473

In the first quarter of fiscal year 2025, we reorganized our operating segments; see Note 22, "Segment Information" for additional information about our segment reorganization. As a result, we used the relative fair value allocation approach to reassign approximately $1.274 billion of goodwill from our Applied Markets segment (formerly our Life Sciences and Applied Markets segment) to our Agilent CrossLab and Life Sciences and Diagnostics Markets segments. Of the $1.274 billion goodwill reallocated, $365 million was reassigned to Life Sciences and Diagnostics Markets segment and $909 million was reassigned to Agilent CrossLab segment. Goodwill balances as of October 31, 2023 and 2024, have been recast to conform to this new presentation. As a result of the reorganization, our reporting units are: Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets segments. In addition, we performed a goodwill impairment test as of November 1, 2024, and the results of the analysis indicated that the fair values for all three of our reporting units were in excess of their carrying values by substantial amounts; therefore, no impairment was indicated.

As of September 30, 2025, our annual impairment test date, we assessed goodwill for our reporting units, and no impairment of goodwill was indicated. There was no impairment of goodwill in fiscal years 2024 and 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The component parts of other intangible assets at October 31, 2024 and 2025 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2024:
Purchased technology	$1,484	$1,169	$315
Backlog	9	—	9
Trademark/Trade name	199	174	25
Customer relationships	291	107	184
Third-party technology and licenses	33	19	14
Total amortizable intangible assets	$2,016	$1,469	$547
As of October 31, 2025:
Purchased technology	$1,484	$1,235	$249
Backlog	9	2	7
Trademark/Trade name	199	181	18
Customer relationships	289	129	160
Third-party technology and licenses	34	23	11
Total amortizable intangible assets	$2,015	$1,570	$445

In fiscal year 2025, we recorded measurement period adjustments to decrease goodwill by $5 million primarily to reduce other liabilities and to increase other intangible assets by $2 million related to our acquisition of BIOVECTRA. During fiscal year 2025, we purchased $1 million of third-party technology and licenses. During fiscal year 2025, there was no change in other intangible assets due to the impact of foreign currency translation. During 2025, we also wrote-off the gross carrying amounts of $4 million and the related accumulated amortization of fully amortized intangible assets which were no longer being used.

In fiscal year 2024, we recorded additions of $526 million to goodwill in our Life Sciences and Diagnostics Markets segment and $188 million to other intangible assets primarily related to our acquisition of BIOVECTRA and another acquisition. As of October 31, 2024, gross carrying amount of customer relationships includes approximately $165 million related to BIOVECTRA which was valued using the multi-period excess earnings method under the income approach which values the customer relationships by discounting the direct cash flow expected to be generated by the customers.

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

During both fiscal years 2025 and 2023, there were no impairments of indefinite-lived intangible assets. During fiscal year 2024, we recorded an impairment of in-process research and development of $6 million in research and development in the consolidated statement of operations related to a project in our Applied Markets segment.

During fiscal years 2025 and 2024, there were no impairments of finite-lived intangible assets recorded. During the third quarter of fiscal year 2023, we recorded an impairment of finite-lived intangible assets of $258 million related to the exit of our Resolution Bioscience business in our Life Sciences and Diagnostics Markets segment. Of the $258 million, $249 million was recorded in cost of sales and $9 million was recorded in selling, general and administrative expenses on our consolidated statement of operations.

Amortization expense of intangible assets was $105 million in 2025, $105 million in 2024, and $140 million in 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future amortization expense related to existing finite-lived purchased intangible assets associated with business combinations for the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
2026	$75
2027	$72
2028	$65
2029	$61
2030	$52
Thereafter	$120

12.   INVESTMENTS

The following table summarizes the company's equity investments as of October 31, 2025 and 2024 (net book value):

	October 31,
	2025	2024
	(in millions)
Long-Term
Equity investments - without readily determinable fair value	$55	$101
Other investments - with readily determinable fair value	37	31
Trading securities	41	43
Total long-term investments	$133	$175

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

Gains and losses reflected in other income (expense), net for our equity investments with RDFV and equity investments without RDFV are summarized below:

	Years Ended October 31,
	2025	2024	2023
	( in millions)

Net gain (loss) recognized during the period on equity securities	$(36)	$6	$(41)
Less: Net gain (loss) on equity securities sold during the period	5	—	(15)
Unrealized gain (loss) on equity securities held as of the end of the period	$(41)	$6	$(26)

In 2025, unrealized losses on our equity securities without RDFV were $39 million. In 2024, unrealized gains on our equity securities without RDFV were $1 million. In 2023, unrealized losses on our equity securities without RDFV were $26 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2025, net unrealized gains on our trading securities were $6 million. In 2024, net unrealized gains were $10 million on our trading securities. In 2023, net unrealized gains were $2 million on our trading securities.

In 2025 and 2024, we recorded impairments of investments of $15 million and $11 million, respectively. In 2023, there were no impairments of investments.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 were as follows:

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,614	$1,614	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	41	41	—	—
Other investments	37	—	37	—
Total assets measured at fair value	$1,706	$1,655	$51	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	41	—	41	—
Total liabilities measured at fair value	$51	$—	$51	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 were as follows:

		Fair Value Measurement at October 31, 2024 Using
	October 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$800	$800	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	43	43	—	—
Other investments	31	—	31	—
Total assets measured at fair value	$888	$843	$45	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$12	$—	$12	$—
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$55	$—	$55	$—

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-Lived Assets

For assets measured at fair value on a non-recurring basis, the following table summarizes the impairments included in net income for the years ended October 31, 2025, 2024 and 2023:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Long-lived assets held and used	$15	$19	$277

For the year ended October 31, 2025, long-lived assets held and used with a carrying amount of $15 million were written down to fair value of zero resulting in an impairment charge of $15 million. For the year ended October 31, 2024, long-lived assets held and used with a carrying amount of $19 million were written down to fair value of zero resulting in an impairment charge of $19 million. For the year ended October 31, 2023, long-lived assets held and used with a carrying amount of $277 million were written down to fair value of zero, resulting in an impairment charge of $277 million primarily related to the exit of our Resolution Bioscience business in our Life Sciences and Diagnostics Markets segment.

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

Non-Marketable Equity Securities

For the year ended October 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $2 million of upward adjustments, $41 million of downward adjustments and an impairment loss of $15 million which were included in net income as adjustments to the carrying value.

For the year ended October 31, 2024, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $2 million of upward adjustments, $1 million of downward adjustments and an impairment loss of $11 million which were included in net income as adjustments to the carrying value.
For the year ended October 31, 2023, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $26 million of downward adjustments and no impairment loss which were included in net income as adjustments to the carrying value.

As of October 31, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $42 million upward adjustments, $71 million downward adjustments and $26 million impairment loss, and the carrying amount was $55 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 31, 2024, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million of upward adjustments, $30 million of downward adjustments and an $11 million impairment loss, and the carrying amount was $101 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of October 31, 2025, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss).  Amounts associated with cash flow hedges are reclassified to cost of sales in the consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the years ended October 31, 2025, 2024 and 2023, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, we executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2025 was approximately $1 million.

In August 2019, we executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2025 was $2 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss)- translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If the company’s net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the years ended October 31, 2025, 2024 and 2023, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of October 31, 2025, was $3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of October 31, 2025.

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of October 31, 2025 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	369	$(504)

Net Investment Hedges
Foreign exchange forward contracts	3	$(35)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	197	$(79)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheet in accordance with the authoritative guidance.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The gross fair values and balance sheet location of derivative instruments held in the consolidated balance sheet as of October 31, 2025 and 2024 were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	October 31, 2025	October 31, 2024	Balance Sheet Location	October 31, 2025	October 31, 2024
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$9	$4	Other accrued liabilities	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$5	$10	Other accrued liabilities	$7	$10
Total derivatives	$14	$14		$10	$12

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our consolidated statement of operations were as follows:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(1)	$(9)	$(4)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(6)	$4	$2
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$(2)	$(2)	$(2)
Gain on time value of forward contracts recorded in cost of sales	$8	$7	$7
Net investment hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$(2)	$—	$(1)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$9	$2	$3

At October 31, 2025 the total amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $16 million. Within the next twelve months it is estimated that $3 million of gain included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

15.   RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

General.  We have various defined benefit and defined contribution retirement plans. Additionally, we sponsor post-retirement health care benefits for our eligible U.S. employees.

Agilent provides defined benefits to U.S. employees who meet eligibility criteria under the Agilent Technologies, Inc. Retirement Plan (the "RP").

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of October 31, 2025 and 2024, the fair value of plan assets of the DPSP was $71 million and $74 million, respectively. The projected benefit obligation for the DPSP equals the fair value of plan assets.

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

Post-Retirement Medical Benefit Plans. In addition to receiving retirement benefits, Agilent U.S. employees who meet eligibility requirements as of their termination date may participate in certain post-retirement medical benefits such as the Agilent Technologies, Inc. Health Plan for Retirees. As of January 1, 2020, the Health Plan for Retirees is comprised solely of insured pre-65 HMOs as the self-funded Pre-Medicare Medical Plan was eliminated effective December 31, 2019. The Health Plan for Retirees was closed to new retiree entrants after December 31, 2020.

If eligible, a retiree may seek reimbursement of their eligible health insurance premium costs up to a fixed amount (different fixed amounts for different groups) under the Agilent Technologies, Inc. Retiree Medical Account Plan (“RMA”) or a fixed monthly amount under the Agilent Technologies, Inc. Reimbursement Arrangement Plan (“ARA”).

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

Our defined contribution plan expenses included in income from operations were as follows:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Contributions to the 401(k) Plan	$45	$46	$47
Contributions to plans outside the U.S	54	51	51
Total defined contribution plan expense	$99	$97	$98

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of net periodic benefit cost (income).  The service cost component is recorded in cost of sales and operating expenses in the consolidated statement of operations. All other cost components are recorded in other income (expense), net in the consolidated statement of operations. The company uses alternate methods of amortization as allowed by the authoritative guidance which amortizes the actuarial gains and losses on a consistent basis for the years presented. For U.S. defined benefit plans, gains and losses are amortized over the average future lifetime of participants using the corridor method. For most Non-U.S. defined benefit plans and U.S. Post-Retirement Benefit Plans, gains and losses are amortized over the average remaining future service period using a separate layer for each year's gains and losses.

For the years ended October 31, 2025, 2024 and 2023, components of net periodic benefit cost and other amounts recognized in other comprehensive income were comprised of:

	Pensions						U.S. Post-Retirement Benefit Plans
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans

	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions)
Net periodic benefit cost (income)
Service cost - benefits earned during the period	$—	$—	$—	$15	$15	$16	$1	$1	$—
Interest cost on benefit obligation	19	21	21	23	26	24	3	4	4
Expected return on plan assets	(24)	(21)	(19)	(44)	(37)	(36)	(5)	(4)	(4)
Amortization of net actuarial (gain) loss	—	2	—	(25)	(16)	(2)	(1)	(1)	(1)
Amortization of prior service benefit	—	—	—	—	—	—	(1)	(1)	(1)
Total net periodic benefit cost (income)	$(5)	$2	$2	$(31)	$(12)	$2	$(3)	$(1)	$(2)
Settlement loss	$1	$2	$4	$14	$—	$—	$—	$—	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	$(15)	$(31)	$22	$(54)	$(24)	$(13)	$(4)	$(11)	$9
Amortization of net actuarial (gain) loss	—	(2)	—	25	16	2	1	1	1
Amortization of prior service benefit	—	—	—	—	—	—	1	1	1
Loss due to settlement	(1)	(2)	(4)	(4)	—	—	—	—	—
Foreign currency	—	—	—	2	2	2	—	—	—
Total recognized in other comprehensive (income) loss	$(16)	$(35)	$18	$(31)	$(6)	$(9)	$(2)	$(9)	$11
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(20)	$(31)	$24	$(48)	$(18)	$(7)	$(5)	$(10)	$9

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funded Status.    As of October 31, 2025 and 2024, the funded status of the defined benefit and post-retirement benefit plans was:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	(in millions)
Change in fair value of plan assets:
Fair value — beginning of year	$414	$359	$917	$791	$86	$76
Actual return on plan assets	48	88	72	119	9	16
Employer contributions	—	—	22	20	—	—
Participants' contributions	—	—	2	2	—	—
Benefits paid	(12)	(10)	(32)	(36)	(6)	(6)
Settlements	(21)	(23)	(70)	—	—	—
Currency impact	—	—	33	21	—	—
Fair value — end of year	$429	$414	$944	$917	$89	$86
Change in benefit obligation:
Benefit obligation — beginning of year	$366	$343	$772	$682	$65	$65
Service cost	—	—	15	15	1	1
Interest cost	19	21	23	26	3	4
Participants' contributions	—	—	2	2	—	—
Actuarial (gain) loss	9	36	(24)	60	—	1
Benefits paid	(12)	(11)	(32)	(36)	(6)	(6)
Settlements	(21)	(23)	(43)	—	—	—
Currency impact	—	—	35	23	—	—
Benefit obligation — end of year	$361	$366	$748	$772	$63	$65
Overfunded (underfunded) status of PBO	$68	$48	$196	$145	$26	$21

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$70	$51	$280	$236	$26	$21
Retirement and post-retirement benefits	(2)	(3)	(84)	(91)	—	—
Total net asset (liability)	$68	$48	$196	$145	$26	$21

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial (gains) losses	$15	$31	$6	$37	$(9)	$(6)
Prior service costs (benefits)	—	—	—	—	—	(1)
Total	$15	$31	$6	$37	$(9)	$(7)

The actuarial gains and losses related to the change in plan obligations were a total of $15 million net gain for 2025 and $97 million net loss for 2024. The actuarial net gain that arose in 2025 was primarily due to increases in discount rates and changes in other financial and demographic assumptions partially offset by losses due to plan experience.The actuarial net loss that arose in 2024 was primarily due to decreases in discount rates and changes in other financial and demographic assumptions partially offset by gains due to plan experience. During fiscal year 2025, the settlement in Non-U.S. defined benefit plans relates to the transfer of all assets and obligations of our Netherlands defined benefit plan to an unaffiliated insurance company under a buy-out contract. The settlement resulted in a net loss of $14 million, which is included in other income (expense), net in the consolidated statement of operations. The settlement loss includes the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive income (loss).

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Policies and Strategies as of October 31, 2025. In the U.S., target asset allocations for our retirement and post-retirement benefit plans were approximately 50 percent to equities and approximately 50 percent to fixed income investments. Our DPSP target asset allocation is approximately 60 percent to equities and approximately 40 percent to fixed income investments. Approximately 1 percent of the retirement and post-retirement plans consists of limited partnerships. The general investment objective for all our plan assets is to obtain the optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. Specific investment objectives for the plans' portfolios are to: maintain and enhance the purchasing power of the plans' assets; achieve investment returns consistent with the level of risk being taken; and earn performance rates of return in accordance with the benchmarks adopted for each asset class. Outside the U.S., our target asset allocation (excluding annuity contracts in the U.K.) ranges from zero to 60 percent to equities, from 38 percent to 100 percent to fixed income investments, and from zero to 25 percent to real estate, depending on the plan. All plans' assets are broadly diversified. Due to fluctuations in equity and bond markets, our actual allocations of plan assets at October 31, 2025, may differ from the target allocation. Our policy is to bring the actual allocation in line with the target allocation.

Equity securities include exchange-traded common stock of companies from broadly diversified industries. Fixed income securities include a global portfolio of corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities, derivative instruments and other. Real estate securities include holdings of managed investment funds which invest primarily in the equity instruments of real estate investment trusts and other similar real estate investments. Other investments include a group trust consisting primarily of private equity partnerships. Portions of the cash and cash equivalent, equity, and fixed income investments are held in commingled funds that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient may have limits on their redemption to weekly or monthly and/or may require prior written notice specified by each fund. In December 2021, we entered into an insurance buy-in contract for a portion of the benefit obligations under the U.K. defined benefit plan which was funded from existing pension plan assets without any adjustment to the benefit obligations. In December 2023, we entered into another insurance buy-in contract for the remaining portion of benefit obligations under the same plan which was also funded from existing pension plan assets with no adjustment made to the benefit obligations. These have been classified as “Annuity Contracts” since the insurance buy-in contract is similar to an annuity contract. They match cash flows with future benefit payments for participants as of the contract date with the obligation remaining with the plan. Both contracts are issued by the same third-party insurance company with no affiliation to us.

Fair Value. The measurement of the fair value of pension and post-retirement plan assets uses the valuation methodologies and the inputs as described in Note 13, "Fair Value Measurements" for additional information.

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

The following tables present the fair value of U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024.

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$—	$—	$—	$4
Equity	217	42	—	—	175
Fixed Income	207	—	—	—	207
Other Investments	1	—	—	1	—
Total assets measured at fair value	$429	$42	$—	$1	$386
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

For U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2025 and 2024:

	Years Ended October 31,
	2025	2024
Balance, beginning of year	$1	$1
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of U.S. Post-Retirement Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024.

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$4	$—	$—	$—	$4
Equity	41	6	—	—	35
Fixed Income	43	—	—	—	43
Other Investments	1	—	—	1	—
Total assets measured at fair value	$89	$6	$—	$1	$82
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

For U.S. Post-Retirement Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2025 and 2024:

	Years Ended October 31,
	2025	2024
Balance, beginning of year	$1	$1
Realized gains/(losses)	—	—
Unrealized gains/(losses)	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in (out)	—	—
Balance, end of year	$1	$1

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of non-U.S. Defined Benefit Plans assets classified under the appropriate level of the fair value hierarchy as of October 31, 2025 and 2024:

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (1)
	(in millions)
Cash and Cash Equivalents	$11	$5	$6	$—	$—
Equity	475	377	—	—	98
Fixed Income	314	61	185	—	68
Annuity Contract	144	—	—	144	—
Total assets measured at fair value	$944	$443	$191	$144	$166
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

For non-U.S. Defined Benefit Plans assets measured at fair value using significant unobservable inputs (level 3), the following table summarizes the change in balances during 2025 and 2024:

	Years Ended October 31,
	2025	2024
Balance, beginning of year	$150	$86
Unrealized gains (losses)	—	4
Purchases, sales, issuances, and settlements	(8)	(7)
Transfers in (out)	—	60
Currency impact	2	7
Balance, end of year	$144	$150

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the combined projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO") and fair value of plan assets, grouping plans using comparisons of the PBO and ABO relative to the plan assets as of October 31, 2025 or 2024.

	2025		2024
	Benefit Obligation		Benefit Obligation
		Fair Value of Plan Assets		Fair Value of Plan Assets
	PBO		PBO
	(in millions)
U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$2	$—	$3	$—
U.S. defined benefit plans where fair value of plan assets exceeds PBO	359	429	363	414
Total	$361	$429	$366	$414

Non-U.S. defined benefit plans where PBO exceeds the fair value of plan assets	$271	$186	$249	$157
Non-U.S. defined benefit plans where fair value of plan assets exceeds PBO	477	758	523	760
Total	$748	$944	$772	$917

	ABO		ABO
U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$2	$—	$3	$—
U.S. defined benefit plans where the fair value of plan assets exceeds ABO	359	429	363	414
Total	$361	$429	$366	$414

Non-U.S. defined benefit plans where ABO exceeds the fair value of plan assets	$263	$186	$241	$157
Non-U.S. defined benefit plans where fair value of plan assets exceeds ABO	475	758	518	760
Total	$738	$944	$759	$917

Contributions and Estimated Future Benefit Payments.  During fiscal year 2026, we expect to make no contributions to the U.S. defined benefit plans and the Post-Retirement Medical Plans. We expect to contribute $21 million to plans outside the U.S.
The following table presents expected future benefit payments for the next 10 years:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	U.S. Post-Retirement Benefit Plans
	(in millions)
2026	$30	$40	$8
2027	$30	$41	$8
2028	$30	$43	$8
2029	$28	$42	$7
2030	$27	$43	$7
2031 - 2035	$123	$220	$25

Assumptions.  The assumptions used to determine the benefit obligations and net periodic cost (benefit) for our defined benefit and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios consisting of a mixture of equities, fixed income and alternative investments in proportion to the asset allocations of each of our plans. We consider long-term rates of return, which are weighted based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on the measurement dates of the plans - October 31. The U.S. discount rates at October 31, 2025 and 2024, were determined based on the results of matching expected plan benefit payments with cash flows from a hypothetically constructed bond portfolio. The non-U.S. rates were generally based on published rates for high-quality corporate bonds. The range of assumptions that were used for the non-U.S. defined benefit plans reflects the different economic environments within various countries.

Assumptions used to calculate the net periodic cost (benefit) in each year were as follows:

	For years ended October 31,
	2025	2024	2023
U.S. defined benefit plans:
Discount rate	5.50%	6.50%	6.00%
Expected long-term return on assets	6.00%	6.00%	5.00%
Non-U.S. defined benefit plans:
Discount rate	0.95-5.31%	1.78-5.63%	1.50-4.77%
Average increase in compensation levels	2.00-3.25%	2.00-3.25%	2.00-3.25%
Expected long-term return on assets	3.00-5.50%	4.00-5.00%	3.25-5.50%
Interest crediting rate for cash balance plans	0.75-1.80%	0.50-1.80%	0.50-2.10%
U.S. post-retirement benefits plans:
Discount rate	5.50%	6.60%	6.00%
Expected long-term return on assets	6.00%	6.00%	5.00%
Current medical cost trend rate	6.00%	6.50%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2029	2029	2029

Assumptions used to calculate the benefit obligation were as follows:

	As of the Years Ending October 31,
	2025	2024
U.S. defined benefit plans:
Discount rate	5.50%	5.50%
Non-U.S. defined benefit plans:
Discount rate	0.95-5.39%	0.95-5.31%
Average increase in compensation levels	2.00-3.25%	2.00-3.25%
Interest crediting rate for cash balance plans	1.50-1.80%	0.75-1.80%
U.S. post-retirement benefits plans:
Discount rate	5.30%	5.50%
Current medical cost trend rate	7.00%	6.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2035	2029

16. RESTRUCTURING AND OTHER RELATED COSTS

Summary of Restructuring Plans. In fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. In fiscal years 2024 and 2023, we announced restructuring plans that were both designed to reduce costs and expenses in response to macroeconomic conditions. These actions impact all three of our operating segments. The costs associated with these restructuring plans were not allocated to our operating segments' results; however, each operating segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of sales and operating expenses over the three operating segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our aggregate liability related to the restructuring plans and the total restructuring expense since inception of those plans are shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	75	1	76
Non-cash settlements	(7)	(1)	(8)
Cash payments	(86)	(5)	(91)
Balance at October 31, 2024	$13	$—	$13
Income statement expense	82	—	82
Non-cash settlements	(18)	—	(18)
Cash payments	(60)	—	(60)
Currency translation impact	1	—	1
Balance at October 31, 2025	$18	$—	$18

Restructuring expense since inception of all plans:
Fiscal Year 2025 Plan			$81
Fiscal Year 2024 Plan			$73
Fiscal Year 2023 Plan			$50
Total			$204

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions and accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities. The aggregate restructuring liability of $18 million at October 31, 2025, was recorded in other accrued liabilities on the consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the restructuring plans is shown below:

	Years Ended
	October 31,
	2025	2024	2023
	(in millions)
Cost of products and services	$21	$13	$11
Research and development	5	21	6
Selling, general and administrative	56	42	29
Total restructuring costs	$82	$76	$46

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the second quarter of fiscal year 2026. In connection with the FY25 Plan, we recorded restructuring expenses of $81 million in fiscal year 2025.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2024	$—
Income statement expense	81
Non-cash settlements	(18)
Cash payments	(46)
Currency translation impact	1
Balance at October 31, 2025	$18

Total restructuring expense since inception of FY25 Plan	$81

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions.

Fiscal Year 2024 Plan ("FY24 Plan")

In the third quarter of fiscal year 2024, we announced a restructuring plan designed to reduce costs and expenses in response to macroeconomic conditions. The plan included a reduction of our total headcount by approximately 500 regular employees, representing approximately 3 percent of our global workforce.

In connection with the FY24 Plan, we recorded restructuring expenses of $1 million and $72 million in fiscal years 2025 and 2024, respectively. The costs associated with this workforce reduction included severance, accelerated share-based compensation expense and other personnel-related costs. We have completed all workforce management actions and payments in connection with the FY24 Plan.

A summary of the FY24 Plan activity is shown in the table below:

Workforce Reduction
(in millions)
Balance at October 31, 2023	$—
Income statement expense	$72
Non-cash settlements	$(7)
Cash payments	$(54)
Balance at October 31, 2024	$11
Income statement expense	$1
Cash payments	$(12)
Balance at October 31, 2025	$—

Total restructuring expense since inception of FY24 Plan	$73

Non-cash settlements include accelerated share-based compensation expense related to workforce reductions.

Fiscal Year 2023 Plan ("FY23 Plan")

In the fourth quarter of fiscal year 2023, we initiated a restructuring plan designed to reduce costs and expenses in response to the macroeconomic conditions. The plan included a reduction of our total headcount by approximately 400 regular employees, representing approximately 2 percent of our global workforce, and the consolidation of our excess facilities, including some site closures.

In connection with the FY23 Plan, we recorded restructuring expenses of $4 million and $46 million in 2024 and 2023, respectively. The restructuring plan expenses included severance, accelerated share-based compensation expense and other personnel costs associated with the workforce reduction. The consolidation of excess facilities included accelerated depreciation expense of right-of-use and machinery and equipment assets, and other facilities-related costs. We have completed all workforce management actions and payments in connection with the FY23 Plan.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the FY23 Plan activity is shown in the table below:

	Workforce Reduction	Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2023	$31	$5	$36
Income statement expense	3	1	4
Non-cash settlements	—	(1)	(1)
Cash payments	(32)	(5)	(37)
Balance at October 31, 2024	$2	$—	$2
Cash payments	(2)	—	(2)
Balance at October 31, 2025	$—	$—	$—

Total restructuring expense since inception of the FY23 Plan			$50

Non-cash settlements include accelerated depreciation expense of right-of-use and machinery and equipment assets related to the consolidation of excess facilities.

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

A summary of the standard warranty accrual activity is shown in the table below.

	October 31,
	2025	2024
	(in millions)
Standard warranty accrual, beginning balance	$30	$29
Accruals for warranties including change in estimates	51	58
Settlements made during the period	(53)	(57)
Standard warranty accrual, ending balance	$28	$30

Accruals for warranties due within one year	$28	$30

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million and $37 million as of October 31, 2025 and 2024, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Indemnifications in Connection with Transactions

In connection with various divestitures, acquisitions, spin-offs and other transactions, we have agreed to indemnify certain parties, their affiliates and/or other related parties against certain damages and expenses that might occur in the future. These indemnifications may cover a variety of liabilities, including, but not limited to, employee, tax, environmental,

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
intellectual property, litigation and other liabilities related to the business conducted prior to the date of the transaction. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2025.

Indemnifications to Officers and Directors

Our corporate bylaws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Agilent and such other entities, including service with respect to employee benefit plans. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Agilent which provide for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the bylaws and the indemnification agreements. We purchase standard insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our bylaws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the fair value for these indemnification obligations was not material as of October 31, 2025.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability was not material as of October 31, 2025.

In connection with the sale of several of our businesses, we have agreed to indemnify the buyers of such businesses, their respective affiliates and other related parties against certain damages that they might incur in the future. The continuing indemnifications primarily cover damages relating to liabilities of the businesses that Agilent retained and did not transfer to the buyers, as well as other specified items. In our opinion, the fair value of these indemnification obligations was not material as of October 31, 2025.

18.   COMMITMENTS AND CONTINGENCIES

Other Purchase Commitments.  Typically, we can cancel contracts with professional services suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that we are obligated to pay to a supplier under each contract's termination period before such contract can be cancelled. Our contractual obligations with these suppliers under "other purchase commitments" were approximately $146 million.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a new credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, and an incremental revolving credit facility in an aggregate amount of up to $750 million. The credit facility replaced the existing credit facility which was terminated on the closing date of the new facility. During the year ended October 31, 2025 and 2024, we made no borrowings or repayments under these credit facilities. As of both October 31, 2025 and 2024, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the year ended October 31, 2025, we made no borrowings or repayments under this credit facility. During the year ended October 31, 2024, we borrowed and repaid $215 million under this credit facility. As of October 31, 2025 and 2024, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the year ended October 31, 2025.

Commercial Paper

Under our U.S. commercial paper program, we may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the year ended October 31, 2025, we borrowed $1.39 billion and repaid $1.43 billion under our U.S. commercial paper program. During the year ended October 31, 2024, we borrowed $1.19 billion and repaid $1.15 billion under our U.S. commercial paper program.

As of October 31, 2025, we had no borrowings outstanding under our U.S. commercial paper program. As of October 31, 2024, we had borrowings of $40 million outstanding under our U.S. commercial paper program and had a weighted average interest rate of 4.92 percent.

2026 Senior Notes

In 2025, we reclassified to short-term debt the aggregate principal amount of $300 million related to our 2026 senior notes with a maturity date of September 22, 2026. See Note 20, "Long-Term Debt" for additional information regarding the 2026 senior notes.

Other Loans

In connection with the BIOVECTRA acquisition we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments at a weighted average imputed interest rate of 4.5 percent. As of October 31, 2025 and 2024, the current portion of these loans of $4 million and $5 million, respectively, was recorded in short-term debt.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.   LONG-TERM DEBT

Senior Notes

The following table summarizes the company's long-term senior notes:

	October 31, 2025	October 31, 2024
	Amortized Principal	Amortized Principal
	(in millions)
2026 Senior Notes	$—	$299
2027 Senior Notes	597	596
2029 Senior Notes	497	496
2030 Senior Notes	498	497
2031 Senior Notes	845	845
2034 Senior Notes	593	593
Total Senior Notes	$3,030	$3,326

2026 Senior Notes

On September 22, 2016, we issued aggregate principal amount of $300 million in senior notes ("2026 senior notes"). The 2026 senior notes were issued at 99.624% of their principal amount. The notes will mature on September 22, 2026 and bear interest at a fixed rate of 3.05% per annum. The interest is payable semi-annually on March 22nd and September 22nd of each year and payments commenced March 22, 2017. In 2025, we reclassified the 2026 senior notes to short-term debt.

In February 2016, we executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at October 31, 2025 was $1 million.

2027 Senior Notes

On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2027 senior notes"). The 2027 senior notes were issued at 99.866% of their principal amount. The notes will mature on September 9, 2027, and bear interest at a fixed rate of 4.20% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments commenced on March 9, 2025.

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

In August 2019, we executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019 and we recognized a deferred loss of $6 million in accumulated other comprehensive income which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at October 31, 2025 was $2 million.

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

2034 Senior Notes

On September 9, 2024, we issued an aggregate principal amount of $600 million in senior notes ("2034 senior notes"). The 2034 senior notes were issued at 99.638% of their principal amount. The 2034 senior notes will mature on September 9, 2034, and bear interest at a fixed rate of 4.75% per annum. The interest is payable semi-annually on March 9th and September 9th of each year and payments commenced on March 9, 2025.

All outstanding senior notes listed above are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness

Term Loan Facility

On April 15, 2022, we entered into a term loan agreement with a group of financial institutions, which provided for a $600 million delayed draw term loan with a maturity date of April 15, 2025. During the year ended October 31, 2024, we repaid in full the outstanding $600 million principal amount of our term loan facility. As of October 31, 2024, the term loan facility was terminated.

Other Loans

In connection with the BIOVECTRA acquisition we have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of October 31, 2025 and 2024, the non-current portion of these loans of $20 million (including additional draw and measurement period adjustment) and $19 million, respectively, was recorded in long-term debt.

21.   STOCKHOLDERS' EQUITY

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

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorized the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and had no fixed termination date. The 2023 repurchase program did not require the company to acquire a specific number of shares and could be suspended, amended or

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discontinued at any time. The 2023 repurchase program commenced on March 1, 2023, and was completed in September 2025. During the year ended October 31, 2023, we repurchased and retired 3.9 million shares for $476 million, excluding excise taxes, under this authorization. During the year ended October 31, 2024, we repurchased and retired 8.4 million shares for $1,150 million, excluding excise taxes, under this authorization. During the year ended October 31, 2025 we repurchased and retired 3.0 million shares for $374 million, excluding excise taxes, under this authorization. As of October 31, 2025, we had no remaining authorization to repurchase our common stock under the 2023 repurchase program.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced upon completion of our 2023 repurchase program in September 2025. During the year ended October 31, 2025 we repurchased and retired 381,670 shares for $51 million excluding excise taxes, under this authorization. As of October 31, 2025, we had remaining authorization to repurchase up to approximately $1.9 billion of our common stock under the 2024 repurchase program.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We record the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our consolidated balance sheet. For share repurchases made during the year ended October 31, 2025, we recorded the applicable excise taxes payable of approximately $3 million. During fiscal year 2024 and 2023, we recorded the applicable excise taxes payable of approximately $10 million and $3 million, respectively, which were paid in the fiscal year following the repurchases.

Cash Dividends on Shares of Common Stock

During the year ended October 31, 2025, cash dividends of $0.992 per share, or $282 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2024, cash dividends of $0.944 per share, or $274 million were declared and paid on the company's outstanding common stock. During the year ended October 31, 2023, cash dividends of $0.900 per share, or $265 million were declared and paid on the company's outstanding common stock.

On November 19, 2025, we declared a quarterly dividend of $0.255 per share of common stock, or approximately $72 million which will be paid on January 28, 2026, to shareholders of record as of the close of business on January 6, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and related tax effects for the years ended October 31, 2025 and 2024 were as follows:

		Net defined benefit pension cost and post retirement plan costs
	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2023	$(301)	$122	$(165)	$17	$(327)
Other comprehensive income (loss) before reclassifications	(11)	—	65	(9)	45
Amounts reclassified out of accumulated other comprehensive income (loss)	(8)	(1)	(12)	(2)	(23)
Tax (expense) benefit	(3)	—	—	3	—
Other comprehensive income (loss)	(22)	(1)	53	(8)	22
As of October 31, 2024	$(323)	$121	$(112)	$9	$(305)
Other comprehensive income (loss) before reclassifications	31	—	71	(1)	101
Amounts reclassified out of accumulated other comprehensive income (loss)	—	(1)	(21)	8	(14)
Tax (expense) benefit	(5)	—	(2)	(1)	(8)
Other comprehensive income (loss)	26	(1)	48	6	79
As of October 31, 2025	$(297)	$120	$(64)	$15	$(226)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications out of accumulated other comprehensive income (loss) for the years ended October 31, 2025 and 2024 were as follows (in millions):

Details about Accumulated Other Comprehensive Income (Loss) components	Amounts Reclassified from Other Comprehensive Income (Loss)		Affected line item in statement of operations
	2025	2024

Foreign currency translation	$—	$8	Other income (expense), net
	—	8	Total before income tax
	—	—	(Provision) benefit for income tax
	—	8	Total net of income tax

Unrealized gain (loss) on derivatives	$(6)	$4	Cost of products
Unrealized gain (loss) on derivatives	(2)	(2)	Interest expense
	(8)	2	Total before income tax
	1	(1)	(Provision) benefit for income tax
	(7)	1	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:
Actuarial net gain (loss)	21	12	Other income (expense), net
Prior service benefit	1	1	Other income (expense), net
	22	13	Total before income tax
	(7)	(4)	(Provision) benefit for income tax
	15	9	Total net of income tax
Total reclassifications for the period	$8	$18

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of actuarial net gain (loss) and prior service benefit in respect of retirement plans and post retirement pension plans are included in the computation of net periodic benefit cost (income) (see Note 15, "Retirement Plans and Post Retirement Pension Plans" for additional information).

22.   SEGMENT INFORMATION

Our President and Chief Executive Officer is the chief operating decision maker ("CODM"). The three operating segments were determined based primarily on how the CODM views and evaluates our operations. The CODM uses segment net revenue and income from operations to assess the performance of the segments by reviewing budget to actual variances on a monthly basis. The CODM also uses segment net revenue and income from operations when making decisions about allocating capital and personnel resources predominantly during the annual strategic planning process. The CODM does not evaluate the segments using asset or liability information.
Description of Segments. We are a global leader in life sciences, diagnostics and applied markets, providing application focused solutions that include instruments, software, services and consumables for the entire laboratory workflow.
In November 2024, we announced a change in our organizational structure to support our market-focused, customer-centric strategy. Our former Diagnostics and Genomics segment combined with our liquid chromatography and liquid chromatography mass spectrometry instrument platforms to form our new Life Sciences and Diagnostics Markets segment. Our chemistries and supplies, laboratory automation, and software and informatics divisions moved from our former Life Sciences and Applied Markets segment to our Agilent CrossLab segment. The remaining divisions in our former Life Sciences and Applied Markets segment which includes our gas chromatography, gas chromatography mass spectrometry, remarketed instruments, spectroscopy and vacuum divisions formed our new Applied Markets segment.
Following this re-organization, we have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment. All historical financial segment information has

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
been recast to conform to this new presentation.
A description of our three reportable segments is as follows:

Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our cell analysis business includes instruments, reagents, software, and labware associated with unique live-cell analysis platforms in addition to mainstream flow cytometers, plate-readers, and plate washers/dispensers which are used across a broad range of applications. Third, our specialty contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as active pharmaceutical ingredients in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our specialty CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fourth, our pathology solutions business is focused on product offerings for cancer diagnostics and anatomic pathology workflows. The broad portfolio of offerings includes immunohistochemistry, in situ hybridization, hematoxylin and eosin staining and special staining. This business further provides clinical flow cytometry reagents for routine cancer diagnostics. This business also provides bulk antibodies as raw materials and associated assay development services to in vitro diagnostics manufacturers, biotechnology and pharmaceutical companies. Fifth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Sixth, our genomics business includes reagents to support next-generation sequencing workflows and arrays. This business also includes solutions that enable clinical labs to identify DNA variants associated with genetic disease and help direct cancer therapy. Finally, our biomolecular analysis business provides complete workflow solutions, including instruments, consumables and software, for quality control analysis of nucleic acid samples. Samples are analyzed using quantitative and qualitative techniques to ensure accuracy in further genomics analysis techniques including next-generation sequencing, utilized in clinical and life science research applications.

Our Agilent CrossLab segment provides an extensive services and consumables portfolio that spans the entire lab, in addition to software and laboratory automation solutions, which are designed to improve customer outcomes and represents a broad range of offerings designed to serve customer needs across end-markets and applications. Our services portfolio includes repairs, parts, maintenance, installations, training, compliance support, software as a service, asset management, consulting and various other custom services to support the customers' laboratory operations. Custom services are tailored to meet the specific application needs of various industries and to keep instruments fully operational and compliant with the respective industry requirements. Our consumables portfolio is designed to improve customer outcomes. Most of the portfolio is vendor neutral, meaning we can serve and supply customers regardless of their instrument purchase choices. Solutions range from chemistries to supplies. Key product categories in consumables include gas chromatography and liquid chromatography columns, sample preparation products, custom chemistries, and a large selection of laboratory supplies. Software and informatics solutions include software for instrument control, data acquisition, data analysis, secure storage of results, and laboratory information and workflow management. This software facilitates the compliant use of instruments in pharmaceutical quality assurance and quality control environments. The OpenLab laboratory software suite is a scalable, open software platform that enables customers to capture, analyze, and share scientific data throughout the lab and across the enterprise. Laboratory automation offers automated sample preparation solutions, including liquid handling, plate management, consumables and scheduling software. These solutions range from standalone automation platforms to integrated workflow solutions with seamless integration to our instrumentation.

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography and gas chromatography mass spectrometry businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in the food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Year Ended October 31, 2025:
Net Revenue	$2,726	$2,908	$1,314	$6,948
Segment Expenses (1)
Cost of products and services	1,301	1,297	599
Research and development	248	106	93
Selling, general and administrative	641	559	321
Reportable segment income from operations	$536	$946	$301	$1,783

Year Ended October 31, 2024:
Net Revenue	$2,466	$2,747	$1,297	$6,510
Segment Expenses (1)
Cost of products and services	1,121	1,185	580
Research and development	250	105	94
Selling, general and administrative	611	532	311
Reportable segment income from operations	$484	$925	$312	$1,721

Year Ended October 31, 2023:
Net Revenue	$2,780	$2,656	$1,397	$6,833
Segment Expenses (1)
Cost of products and services	1,205	1,188	615
Research and development	269	103	100
Selling, general and administrative	633	526	319
Reportable segment income from operations	$673	$839	$363	$1,875

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Share-Based Compensation Expense:
Life Sciences and Diagnostics Markets	$41	$46	$48
Agilent CrossLab	$46	$48	$40
Applied Markets	$21	$24	$24
Depreciation Expense:
Life Sciences and Diagnostics Markets	$97	$72	$60
Agilent CrossLab	$56	$54	$46
Applied Markets	$25	$23	$22

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles reportable segments' income from operations to Agilent's total enterprise income before taxes:

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Total reportable segments' income from operations	$1,783	$1,721	$1,875
Unallocated Costs:
Amortization of intangible assets related to business combinations	(104)	(102)	(139)
Acquisition and integration costs	(19)	(12)	(16)
Transformational initiatives	(69)	(11)	(25)
Asset impairments	—	(8)	(277)
Restructuring and other related costs	(82)	(76)	(46)
Other	(30)	(24)	(22)
Total unallocated costs	(304)	(233)	(525)
Income from operations	1,479	1,488	1,350
Interest income	62	80	51
Interest expense	(112)	(96)	(95)
Other income (expense), net	6	49	33
Income before taxes	$1,435	$1,521	$1,339
A portion of the segments' expenses arises from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, corporate development and other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate certain costs to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Unallocated costs consist of asset impairments, amortization of acquisition-related intangible assets, acquisition and integration costs, transformational initiatives expenses, restructuring and other related costs, and certain other charges. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers including costs to move manufacturing, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities. Included in this category are also expenses associated with the recent transformation and company programs to transform our product lifecycle management system and human resources and financial systems.

The following table presents summarized information for net revenue by geographic region. Revenues from external customers are generally attributed to countries based upon the customers' location.

	Years Ended October 31,
	2025	2024	2023
	(in millions)
Net revenue:
United States	$2,342	$2,246	$2,410
China including Hong Kong	1,224	1,217	1,383
Rest of the world	3,382	3,047	3,040
Total net revenue	6,948	6,510	6,833

Major Customers.    No customer represented 10 percent or more of our total net revenue in 2025, 2024 or 2023.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents summarized information for long-lived assets by geographic region. Long lived assets consist of property, plant, and equipment, right-of-use assets, long-term receivables and other long-term assets excluding intangible assets and deferred tax assets. The rest of the world primarily consists of Asia and the rest of Europe.

	October 31,
	2025	2024
	(in millions)
Long-lived Assets:
United States	$1,643	$1,453
Canada	285	279
Germany	322	244
Rest of World	532	529
Total long-lived Assets	$2,782	$2,505

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2025, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2025, the company's disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2025, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of October 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Agilent's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended October 31, 2025, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders, to be filed with the SEC within 120 days of October 31, 2025 (“Proxy Statement”). That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this report under “Information about our Executive Officers.” Information regarding our Audit and Finance Committee and our Audit and Finance Committee's financial expert appears under “Audit and Finance Committee Report” and “Corporate Governance” in our Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal year 2025. Information regarding our code of ethics (the company's Standards of Business Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this report under “Investor Information.” We will post amendments to or waivers from a provision of the Standards of Business Conduct with respect to those persons on our website at www.investor.agilent.com.

Compliance with Section 16(a) of the Exchange Act
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Insider Trading Policy

We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees, or Agilent itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. A copy of our Insider Trading policy has been filed with our 2024 Annual Report on Form 10-K as Exhibit 19.1.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of October 31, 2025. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	2,954,318	$134	38,798,769
Equity compensation plans not approved by security holders	—	—	—
Total	2,954,318	$134	38,798,769

(1)The number of securities remaining available for future issuance in column (c) includes 23,234,771 shares of common stock authorized and available for issuance under our current Employee Stock Purchase Plan ("ESPP"). The number of shares authorized for issuance under the ESPP is subject to an automatic annual increase of the lesser of one percent of the outstanding common stock of Agilent or an amount determined by the Compensation Committee of our Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares issued under the ESPP exceed 31 million shares.

(2)We issue securities under our equity compensation plans in forms other than options, warrants or rights. On November 15, 2017 and March 21, 2018, the Board of Directors and the stockholders, respectively, approved the Agilent Technologies, Inc. 2018 Stock Plan (the “2018 Plan”), which amends, including renaming and extending the term of, the Agilent Technologies, Inc. 2009 Stock Plan (the "2009 Plan"). On November 14, 2018 and March 20, 2019, the Board of Directors and the stockholders, respectively, approved the reservation of an additional 25 million shares of common stock under the 2018 Plan. The 2018 Plan provides for awards of stock-based incentive compensation to our employees (including officers) and directors. The 2018 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units with performance-based conditions on vesting or exercisability, and cash awards. The 2018 Plan has a term of ten years from November 15, 2017.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:
1.    Financial Statements.
See Index to Consolidated Financial Statements under Item 8 on Page 61 of this report.
2.    Financial Statement Schedule.
The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2025
Tax valuation allowance	$113	$8	$(2)	$119
2024
Tax valuation allowance	$112	$4	$(3)	$113
2023
Tax valuation allowance	$115	$1	$(4)	$112

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

3.    Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

2.1	Separation and Distribution Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Separation and Distribution Agreement have been omitted; they will be supplementally provided to the SEC upon request)	8-K	8/5/2014	2.1

3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3/17/2025	3.1

3.2	Third Amended and Restated Bylaws.	8-K	5/21/2025	3.1

4.1	Registration Rights Agreement between Agilent Technologies, Inc. and Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Salomon Smith Barney, Inc. dated November 27, 2001.	8-K	11/27/2001	99.3

4.2	Indenture, dated October 24, 2007, between Agilent Technologies, Inc. and the trustee for the debt securities.	S-3ASR	10/24/2007	4.01

4.3	Eighth Supplemental Indenture, dated as of September 22, 2016, between the Company and U.S. Bank National Association and Form of Global Note for the Company’s 3.050% Senior Note due 2026	8-K	9/22/2016	4.01

4.4	Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association	8-K	9/16/2019	4.1

4.5	First Supplemental Indenture, dated as of September 16, 2019, between the Company and U.S. Bank National Association and Form of 2.750% Senior Note due 2029	8-K	9/16/2019	4.2

4.6	Second Supplemental Indenture, dated as of June 4, 2020, between the Company and U.S. Bank National Association and Form of 2.100% Senior Note due 2030	8-K	6/4/2020	4.1

4.7	Indenture dated as of March 12, 2021, between the Company and Citibank, N.A.	8-K	3/12/2021	4.1

4.8	First Supplemental Indenture, dated as of March 12, 2021, between the Company and Citibank, N.A. and Form of Global Note for the Company’s 2.300% Senior Notes due 2031.	8-K	3/12/2021	4.2

4.9	Description of Securities	10-K	12/19/2019	4.8

4.10	Second Supplemental Indenture, dated as of September 9, 2024 between the Company and Citibank, N.A. and Form of Global Note for the Company's 4.200% Senior Notes due 2027	8-K	9/09/2024	4.2

4.11	Third Supplemental Indenture, dated as of September 9, 2024 between the Company and Citibank, N.A. and Form of Global Note for the Company's 4.750% Senior Notes due 2034	8-K	9/09/2024	4.4

10.1	Agilent Technologies, Inc. 1999 Stock Plan (Amendment and Restatement Effective November 14, 2006).*	10-K	12/22/2006	10.8

10.2	Form of Award Agreement (U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.1

10.3	Form of Award Agreement (Non-U.S.) for grants under the Agilent Technologies, Inc. 1999 Stock Plan.*	8-K	11/12/2004	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.4	Agilent Technologies, Inc. 2020 Employee Stock Purchase Plan effective May 1, 2020).*	10-Q	6/1/2020	10.1

10.5	Agilent Technologies, Inc. 2009 Stock Plan.*	DEF14A	1/27/2009	Appendix A

10.6	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.17

10.7	Form of Stock Option Award Agreement under the 2009 Stock Plan for U.S. Employees.*	10-K	12/21/2009	10.31

10.8	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.19

10.9	Form of Stock Option Award Agreement under the 2009 Stock Plan for non-U.S. Employees.*	10-K	12/21/2009	10.32

10.10	Form of Stock Award Agreement for Standard Awards granted to Employees (for awards made after October 31, 2010).*	10‑K	12/20/2010	10.21

10.11	Form of Stock Award Agreement under the 2009 Stock Plan for Standard Awards granted to Employees (for awards made after November 17, 2015).*	10-K	12/21/2015	10.26

10.12	Form of Stock Award Agreement under the 2009 Stock Plan for Long-Term Performance Program Awards (for awards made after November 17, 2015). *	10-K	12/21/2015	10.28

10.13	Form of Stock Award Agreement under the 2009 Stock Plan for New Executives (for awards made after November 17, 2015). *	10-K	12/21/2015	10.29

10.14	Agilent Technologies, Inc. 2018 Stock Plan.*	DEF14A	2/7/2019	Appendix B

10.15	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees. *	10-Q	5/31/2018	10.1

10.16	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards. *	10-Q	5/31/2018	10.2

10.17	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees (for awards made after November 13, 2018). *	10-K	12/20/2018	10.17

10.18	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 13, 2018). *	10-K	12/20/2018	10.18

10.19	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees (for awards made after November 14, 2023)*	10-K	12/20/2023	10.19

10.20	Form of Stock Option Award Agreement under the 2018 Stock Plan for non-U.S. Employees (for awards made after November 14, 2023)*	10-K	12/20/2023	10.20

10.21	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made after November 14, 2023)*	10-K	12/20/2023	10.21

10.22	Form of Stock Award Agreement under the 2018 Stock Plan for Retention Awards granted to Employees (for awards made on or after November 14, 2023)*	10-K	12/20/2023	10.22

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.23	Form of Stock Award Agreement under the 2018 Stock Plan for Standard Awards granted to Employees (for awards made on or after November 18, 2025)*				X

10.24	Form of Stock Award Agreement under the 2018 Stock Plan for Long-Term Performance Program Awards (for awards made on or after November 18, 2025)*				X

10.25	Form of Stock Award Agreement under the 2018 Stock Plan for Retention Awards granted to Employees (for awards made on or after November 18, 2025)*				X

10.26	Agilent Technologies, Inc. Supplemental Benefit Retirement Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.17

10.27	Agilent Technologies, Inc. Long-Term Performance Program (Amended and Restated through November 1, 2005).*	10-Q	3/9/2006	10.63

10.28	Agilent Technologies, Inc. 2005 Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective November 18, 2009).*	10-K	12/21/2009	10.39

10.29	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective May 20, 2014).*	10-K	12/21/2017	10.20

10.30	Agilent Technologies, Inc. 2010 Performance‑Based Compensation Plan for Covered Employees. (as adopted on November 19. 2014)	DEF14A	2/6/2015	Annex A

10.31	Form of Amended and Restated Indemnification Agreement between Agilent Technologies, Inc. and Directors of the Company, Section 16 Officers and Board‑elected Officers of the Company.*	8-K	4/10/2008	10.1

10.32	Form of Tier I Change of Control Severance Agreement between Agilent Technologies, Inc. and the Chief Executive Officer*	10-K	12/22/2014	10.35

10.33	Form of Amended and Restated Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company's Chief Executive Officer).*	8-K	4/10/2008	10.3

10.34	Form of Tier II Change of Control Severance Agreement between Agilent Technologies, Inc. and Section 16 Officers (other than the Company’s Chief Executive Officer)*	10-K	12/22/2014	10.37

10.35	Form of New Executive Officer Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company (for executives hired, elected or promoted after July 14, 2009).*	10-K	12/21/2009	10.5

10.36	Form of Tier III Change of Control Severance Agreement between Agilent Technologies, Inc. and specified executives of the Company*	10-K	12/22/2014	10.39

10.37	Tax Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.1

10.38	Employee Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.2

10.39	Intellectual Property Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.3

		Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.40	Trademark License Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.4

10.41	Real Estate Matters Agreement, dated August 1, 2014, by and between Agilent Technologies, Inc. and Keysight Technologies, Inc.	8-K	8/5/2014	10.5

10.42	Credit Agreement, dated June 7, 2023, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent.	8-K	6/13/2023	10.1

10.43	Incremental Assumption Agreement dated as of April 21, 2021, by and among the Company, the Lenders party thereto and BNP Paribas, as Administrative Agent	8-K	4/22/2021	10.1

10.44	Term Loan Agreement, dated as of April 15, 2022, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	4/19/2022	10.1

10.45	Letter of Terms and Conditions of U.S. Indefinite Relocation and U.S. Domestic Relocation Agreement, each by and among Robert McMahon and the Company*	10-K	12/20/2018	10.41

10.46	Letter of Terms and Conditions Localization Program by and among Padraig McDonnell and the Company*	10-Q	6/1/2020	10.2

10.47	Executive Retention Agreement by and between Robert McMahon and the Company*	8-K	6/2/2025	10.2

10.48	Agilent Technologies, Inc. Excess Benefit Retirement Plan (Amended and Restated Effective May 20, 2014)*	10-K	12/21/2017	10.4

19.1	Insider Trading Policy	10-K	12/20/2024	19.1

21.1	Significant subsidiaries of Agilent Technologies, Inc. as of October 31, 2025.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney. Contained in the signature page of this Annual Report on Form 10-K.				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				X

97.1	Agilent Technologies, Inc. Executive Compensation Clawback Policy	10-K	12/20/2024	97.1

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

Incorporation by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File				X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILENT TECHNOLOGIES, INC.

BY	/s/ PADRAIG MCDONNELL
Padraig McDonnell
President and Chief Executive Officer

Date: December 19, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bret DiMarco, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PADRAIG MCDONNELL	Director, President and Chief Executive Officer	December 19, 2025
Padraig McDonnell	(Principal Executive Officer)

/s/ ADAM S. ELINOFF	Senior Vice President and Chief Financial Officer	December 19, 2025
Adam S. Elinoff	(Principal Financial Officer)

/s/ RODNEY GONSALVES	Vice President, Corporate Controllership	December 19, 2025
Rodney Gonsalves	(Principal Accounting Officer)

/s/ KOH BOON HWEE	Chairman of the Board of Directors	December 19, 2025
Koh Boon Hwee

/s/ MALA ANAND	Director	December 19, 2025
Mala Anand

/s/ OTIS W. BRAWLEY, M.D.	Director	December 19, 2025
Otis W. Brawley, M.D.

/s/ JUDY GAWLIK BROWN	Director	December 19, 2025
Judy Gawlik Brown

/s/ G. MIKAEL DOLSTEN, M.D., PH.D.	Director	December 19, 2025
G. Mikael Dolsten, M.D., PH.D.

/s/ DANIEL K. PODOLSKY, M.D.	Director	December 19, 2025
Daniel K. Podolsky, M.D.

/s/ SUE H. RATAJ	Director	December 19, 2025
Sue H. Rataj

/s/ GEORGE A. SCANGOS, Ph.D.	Director	December 19, 2025
George A. Scangos, Ph.D.

/s/ PASCAL SORIOT	Director	December 19, 2025
Pascal Soriot

/s/ DOW R. WILSON	Director	December 19, 2025
Dow R. Wilson