Form 10-Q
period 2026-01-31
AGILENT TECHNOLOGIES, INC.
filed 2026-03-03
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2026
OR
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

As of February 25, 2026, the registrant had 282,602,317 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Net revenue:
Products	$1,273	$1,200
Services and other	525	481
Total net revenue	1,798	1,681
Costs and expenses:
Cost of products	571	535
Cost of services and other	281	247
Total costs	852	782
Research and development	117	113
Selling, general and administrative	476	410
Total costs and expenses	1,445	1,305
Income from operations	353	376
Interest income	15	15
Interest expense	(25)	(28)
Other income (expense), net	21	4
Income before taxes	364	367
Provision for income taxes	59	49
Net income	$305	$318

Net income per share:
Basic	$1.08	$1.12
Diluted	$1.07	$1.11

Weighted average shares used in computing net income per share:
Basic	283	285
Diluted	284	287

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025

Net income	$305	$318
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $(3) and $3	(7)	11
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $1 and $(1)	1	(2)
Foreign currency translation, net of tax expense (benefit) of $0 and $0	51	(85)
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $0 and $0	(3)	—
Other comprehensive income (loss)	42	(76)
Total comprehensive income	$347	$242

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	January 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,758	$1,789
Accounts receivable, net	1,521	1,487
Inventory	1,059	1,025
Other current assets	277	293
Total current assets	4,615	4,594
Property, plant and equipment, net	2,078	2,023
Goodwill	4,484	4,473
Other intangible assets, net	426	445
Long-term investments	135	133
Other assets	1,075	1,059
Total assets	$12,813	$12,727
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$602	$570
Employee compensation and benefits	297	443
Deferred revenue	682	624
Short-term debt	304	304
Other accrued liabilities	349	406
Total current liabilities	2,234	2,347
Long-term debt	3,050	3,050
Retirement and post-retirement benefits	130	126
Other long-term liabilities	491	463
Total liabilities	5,905	5,986
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at January 31, 2026 and October 31, 2025	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 282,695,763 shares at January 31, 2026 and 283,054,377 shares at October 31, 2025 issued and outstanding	3	3
Additional paid-in-capital	5,605	5,575
Retained earnings	1,484	1,389
Accumulated other comprehensive loss	(184)	(226)
Total stockholders' equity	6,908	6,741
Total liabilities and stockholders' equity	$12,813	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net income	$305	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	72
Share-based compensation	41	40
Deferred taxes expense (benefit)	25	(10)
Excess and obsolete inventory related charges	10	10
Net (gain) loss on equity securities	(2)	(1)
Other non-cash (income) expense, net	2	—
Changes in assets and liabilities:
Accounts receivable, net	(18)	(30)
Inventory	(39)	(40)
Accounts payable	39	3
Employee compensation and benefits	(151)	(104)
Other assets and liabilities	(11)	173
Net cash provided by operating activities	268	431

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(93)	(97)
Payments in exchange for convertible note	—	(1)
Payments to acquire businesses and intangible assets, net of cash acquired	—	4
Net cash used in investing activities	(93)	(94)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	31	30
Payments of taxes related to net share settlement of equity awards	(27)	(22)
Payments for repurchase of common stock	(152)	(90)
Payments of dividends	(72)	(71)
Proceeds from issuance of long-term debt	—	4
Repayments of long-term debt	(2)	(1)
Net proceeds from (repayments of) short-term debt	—	(30)
Net cash used in financing activities	(222)	(180)

Effect of exchange rate movements	16	(19)

Net increase (decrease) in cash, cash equivalents and restricted cash	(31)	138

Cash, cash equivalents and restricted cash at beginning of period	1,791	1,332
Cash, cash equivalents and restricted cash at end of period	$1,760	$1,470

Supplemental cash flow information:
Income tax paid, net of refunds received	$105	$19
Interest payments, net of capitalized interest	$1	$3
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(11)	$8
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2026	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2025	283,054	$3	$5,575	$1,389	$(226)	$6,741
Components of comprehensive income, net of tax:
Net income	—	—	—	305	—	305
Other comprehensive income (loss)	—	—	—	—	42	42
Total comprehensive income						347
Cash dividends declared ($0.255 per common share)	—	—	—	(72)	—	(72)
Share-based awards issued, net of tax of $27	692	—	4	—	—	4
Repurchase of common stock, including excise taxes	(1,050)	—	(15)	(138)	—	(153)
Share-based compensation	—	—	41	—	—	41
Balance as of January 31, 2026	282,696	$3	$5,605	$1,484	$(184)	$6,908

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended January 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	318	—	318
Other comprehensive income (loss)	—	—	—	—	(76)	(76)
Total comprehensive income						242
Cash dividends declared ($0.248 per common share)	—	—	—	(71)	—	(71)
Share-based awards issued, net of tax of $22	689	—	8	—	—	8
Repurchase of common stock, including excise taxes	(650)	—	(9)	(81)	—	(90)
Share-based compensation	—	—	40	—	—	40
Balance as of January 31, 2025	285,232	$3	$5,489	$916	$(381)	$6,027

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

Basis of Presentation. We have prepared the accompanying financial data for the three months ended January 31, 2026 and 2025 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2025 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of January 31, 2026 and October 31, 2025, condensed consolidated statement of comprehensive income for the three months ended January 31, 2026 and 2025, condensed consolidated statement of operations for the three months ended January 31, 2026 and 2025, condensed consolidated statement of cash flows for the three months ended January 31, 2026 and 2025 and condensed consolidated statement of equity for the three months ended January 31, 2026 and 2025.

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others.

While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. Although the tariff situation is still evolving, we expect to pursue mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. Additionally, recent judicial rulings in the U.S. on the legality of certain tariffs imposed and potential future U.S. governmental responses further increase the uncertainty as to the impact of tariffs on our future results of operations. We will continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets follows:

	January 31,	October 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,758	$1,789
Restricted cash included in other assets	2	2
Total cash, cash equivalents and restricted cash	$1,760	$1,791

Leases. As of January 31, 2026 and October 31, 2025, operating lease right-of-use assets where we are the lessee were $189 million and $183 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $196 million and $189 million as of January 31, 2026 and October 31, 2025, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity ("VIE"). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of January 31, 2026 and October 31, 2025, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of January 31, 2026 and October 31, 2025, the total carrying value of investments and loans in privately held companies considered as VIEs was $44 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified within other current assets and other assets (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of January 31, 2026 and October 31, 2025, the fair value of the commercial paper approximates its carrying value. As of January 31, 2026, the fair value of our senior notes was $3,207 million with a carrying value of $3,332 million. This compares to the fair value of our senior notes of $3,191 million with a carrying value of $3,330 million as of October 31, 2025. The change in the fair value in the three months ended January 31, 2026 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See Note 9, "Fair Value Measurements" for additional information on fair value of financial instruments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended January 31,
	2026				2025
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$307	$273	$98	$678	$312	$261	$96	$669
Europe	203	215	100	518	190	188	85	463
Asia Pacific	169	270	163	602	145	247	157	549
Total	$679	$758	$361	$1,798	$647	$696	$338	$1,681

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Revenue by End Markets
Pharmaceutical and Biotechnology	$640	$585
Diagnostics and Clinical	263	240
Academia and Government	130	137
Chemicals and Advanced Materials	422	379
Food	166	168
Environmental and Forensics	177	172
Total	$1,798	$1,681

Revenue by Type
Instrumentation	$658	$625
Non-instrumentation and other	1,140	1,056
Total	$1,798	$1,681

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of January 31, 2026 and October 31, 2025, were $286 million and $329 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the three months ended January 31, 2026:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2025	$803
Net revenue deferred in the period	301
Revenue recognized that was included in the contract liability balance at the beginning of the period	(250)
Change in deferrals from customer cash advances, net of revenue recognized	10
Currency translation and other adjustments	13
Ending balance as of January 31, 2026	$877

During the three months ended January 31, 2025 revenue recognized that was included in the contract liability balance at October 31, 2024 was $230 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three months ended January 31, 2026, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of January 31, 2026, was $459 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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

Performance Stock Units. We have two LTPP performance stock award programs, which are administered under the 2018 Stock Plan, for our executive officers and other key employees. Participants in our LTPP Total Stockholders’ Return ("TSR") and LTPP Earnings Per Share ("EPS") programs are entitled to receive shares of the company's stock after the end of a three-year period, if specified performance targets for the programs are met. The LTPP-TSR awards are generally designed to meet the criteria of a performance award with the performance metrics and peer group comparison based on the TSR set at the beginning of the performance period. The LTPP-EPS awards are based on the company’s EPS performance over a three-year period. The performance targets for the LTPP-EPS for year 2 and year 3 of the performance period are set in the first quarter of year 2 and year 3, respectively. For LTPP awards granted in fiscal year 2025, final payout of fiscal year 2025 awards will be further adjusted on achievement of predefined operating margin targets for fiscal year 2027. All LTPP awards granted through fiscal year 2025 are subject to a one-year post-vest holding period. The final LTPP award may vary from 0 percent to 200 percent of the target award. We consider the dilutive impact of these programs in our diluted net income per share calculation only to the extent that the performance conditions are expected to be met. Effective in fiscal year 2026, we have discontinued granting LTPP-EPS awards. In addition, LTPP-TSR awards granted in fiscal year 2026 are no longer subject to a one-year post-vest holding period.

Restricted Stock Units. Restricted stock units generally vest, with some exceptions, at a rate of 25 percent per year over a period of four years from the date of grant. All restricted stock units granted to our executives through fiscal year 2025 are subject to a one-year post-vest holding period. Effective in fiscal year 2026, all restricted stock units granted to our executives are no longer subject to a one-year post-vest holding period.

Stock Options. Stock options granted under the 2018 Stock Plan may be either "incentive stock options", as defined in Section 422 of the Internal Revenue Code, or non-statutory. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant with a maximum contractual term of ten years. The exercise price for stock options is generally not less than 100 percent of the fair market value of our common stock on the date the stock award is granted. We issue new shares of common stock when previously granted employee stock options are exercised. Effective in fiscal year 2026, we have discontinued granting employee stock options.
The impact on our results for share-based compensation was as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Cost of products and services	$12	$12
Research and development	5	5
Selling, general and administrative	24	24
Total share-based compensation expense	$41	$41

At January 31, 2026 and October 31, 2025, no share-based compensation was capitalized within inventory.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended
	January 31,
	2026	2025
Stock Option Plans:
Weighted average risk-free interest rate	—	4.1%
Dividend yield	—	0.7%
Weighted average volatility	—	29%
Expected life	—	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%
Volatility of selected peer-company shares	17%-59%	16%-62%
Pair-wise correlation with selected peers	24%	29%

Post-vest holding restriction discount for all executive awards(1)	6.5%	6.7%
 _________________________________________________________________________________
(1) For the three months ended January 31, 2026, post-vest holding restriction discount assumption relates to LTPP awards granted to our senior management employees before November 1, 2025.

The fair value of share-based awards for our employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP-TSR were valued using a Monte Carlo simulation model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.  For the volatility of our LTPP-TSR grants, we used our own historical stock price volatility.

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

The estimated fair value of restricted stock units and LTPP-EPS awards is determined based on the market price of our common stock on the date of grant adjusted for expected dividend yield. The compensation cost for LTPP-EPS reflects the cost of awards that are probable to vest at the end of the performance period.

All LTPP awards granted to our senior management employees through fiscal year 2025 have a one-year post-vest holding restriction. The estimated discount associated with post-vest holding restrictions is calculated using the Finnerty model. The model calculates the potential lost value if the employees were able to sell the shares during the lack of marketability period instead of being required to hold the shares. The model used the same historical stock price volatility and dividend yield assumption used for the Monte Carlo simulation model and an expected dividend yield to compute the discount.

5.     INCOME TAXES

For the three months ended January 31, 2026, our income tax expense was $59 million with an effective tax rate of 16.2 percent. For the three months ended January 31, 2026, there were no significant discrete items.

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

The Organization for Economic Co-operation and Development. ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow in the current quarter.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Numerator:
Net income	$305	$318
Denominator:
Basic weighted-average shares	283	285
Potential common shares— stock options and other employee stock plans	1	2
Diluted weighted-average shares	284	287

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

For the three months ended January 31, 2026 and 2025, potential common shares excluded from the calculation of diluted earnings per share were not material.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

7. INVENTORY

Inventory as of January 31, 2026 and October 31, 2025 consisted of the following:

	January 31, 2026	October 31, 2025
	(in millions)
Finished goods	$546	$547
Purchased parts and fabricated assemblies	513	478
Inventory	$1,059	$1,025

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the three months ended January 31, 2026:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2025	$2,996	$1,168	$309	$4,473
Foreign currency translation impact	1	3	7	11
Goodwill as of January 31, 2026	$2,997	$1,171	$316	$4,484

The component parts of other intangible assets as of October 31, 2025 and January 31, 2026 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2025
Purchased technology	$1,484	$1,235	$249
Trademark/Trade name	199	181	18
Customer relationships	289	129	160
Backlog	9	2	7
Third-party technology and licenses	34	23	11
Total amortizable intangible assets	$2,015	$1,570	$445
As of January 31, 2026
Purchased technology	$1,488	$1,249	$239
Trademark/Trade name	198	182	16
Customer relationships	289	135	154
Backlog	9	2	7
Third-party technology and licenses	34	24	10
Total amortizable intangible assets	$2,018	$1,592	$426

During the three months ended January 31, 2026, there were no additions to goodwill or other intangible assets. During the three months ended January 31, 2026, there was no change in net book value of other intangible assets due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three months ended January 31, 2026 and 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

For the three months ended January 31, 2026 and 2025, amortization expense of intangible assets was $19 million and $28 million, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2026 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2026	$56
2027	$72
2028	$65
2029	$61
2030	$52
2031	$47
Thereafter	$73

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 were as follows:

		Fair Value Measurement at January 31, 2026 Using
	January 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,093	$1,093	$—	$—
Derivative instruments (foreign exchange contracts)	11	—	11	—
Long-term
Trading securities	42	42	—	—
Other investments	39	—	39	—
Total assets measured at fair value	$1,185	$1,135	$50	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$14	$—	$14	$—
Long-term
Deferred compensation liability	42	—	42	—
Total liabilities measured at fair value	$56	$—	$56	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 were as follows:

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,614	$1,614	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	41	41	—	—
Other investments	37	—	37	—
Total assets measured at fair value	$1,706	$1,655	$51	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	41	—	41	—
Total liabilities measured at fair value	$51	$—	$51	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Net gain (loss) recognized during the period on equity securities	$2	$1
Less: Net gain (loss) on equity securities sold during the period	$—	$—
Unrealized gain (loss) on equity securities	$2	$1

Impairment of Investments. There were no impairments of investments for the three months ended January 31, 2026 and 2025.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three months ended January 31, 2026 and 2025, there were no impairments of long-lived assets held and used. For the three months ended January 31, 2026 and 2025, there were no impairments of long-lived assets held for sale.

Non-Marketable Equity Securities

For the three months ended January 31, 2026, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values had no upward or downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

As of January 31, 2026, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $42 million upward adjustments, $71 million downward adjustments and $26 million of impairments. As of January 31, 2026, the carrying amount of our non-marketable equity securities without readily determinable fair value was $55 million.

For the three months ended January 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $1 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

As of January 31, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $31 million downward adjustments and no impairments. As of January 31, 2025, the carrying amount of our non-marketable equity securities without readily determinable fair value was $100 million.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of January 31, 2026, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of sales in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of sales over the life of the option contract. For the three months ended January 31, 2026 and 2025, ineffectiveness and gains and losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts were not significant.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. The remaining loss to be amortized related to the interest rate swap agreements at January 31, 2026 was $1 million.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at January 31, 2026 was $2 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If our net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three months ended January 31, 2026, ineffectiveness and the resultant effect of any gains or losses recognized in other income (expense) due to de-designation of the hedge contracts were not significant.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of January 31, 2026, was approximately $9 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of January 31, 2026.

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of January 31, 2026 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	384	$(503)

Net Investment Hedges
Foreign exchange forward contracts	3	$(35)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	181	$(135)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of January 31, 2026, and October 31, 2025, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	January 31, 2026	October 31, 2025	Balance Sheet Location	January 31, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$9	Other accrued liabilities	$8	$3

Net investment hedges
Foreign exchange contracts
Other current assets	$—	$—	Other accrued liabilities	$1	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$6	$5	Other accrued liabilities	$5	$7
Total derivatives	$11	$14		$14	$10

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(10)	$14
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of sales	$(1)	$3
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$(1)	$—
Gain on time value of forward contracts recorded in cost of sales	$2	$1

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$(1)	$2

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$1	$(2)
At January 31, 2026, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $8 million. Within the next twelve months it is estimated that $6 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of sales in respect of cash flow hedges.

11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three months ended January 31, 2026 and 2025, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended January 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost - benefits earned during the period	$—	$—	$6	$5	$—	$—
Interest cost on benefit obligation	5	5	5	6	1	—
Expected return on plan assets	(6)	(6)	(12)	(11)	(2)	(1)
Amortization of net actuarial (gain) loss	—	—	(7)	(6)	—	—
Total net periodic benefit cost (income)	$(1)	$(1)	$(8)	$(6)	$(1)	$(1)
Settlements (gain) loss	$—	$—	$—	$14	$—	$—

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Employer Contributions
	January 31,		For Remainder of Year
	2026	2025	2026
	(in millions)
U.S. defined benefit plans	$—	$—	$—
Non-U.S. defined benefit plans	$6	$6	$15

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

A summary of the standard warranty accrual activity is shown in the table below:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Standard warranty accrual, beginning balance	$28	$30
Accruals for warranties including change in estimates	14	12
Settlements made during the period	(14)	(13)
Standard warranty accrual, ending balance	$28	$29

Accruals for warranties due within one year	$28	$29

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $39 million as of January 31, 2026 and October 31, 2025. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

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

13. RESTRUCTURING AND OTHER RELATED COSTS

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. These actions impact all three of our business segments. The costs associated with this restructuring plan were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

sales and operating expenses over the three business segments.

A summary of our aggregate liability relating to the fiscal year 2025 restructuring plan and the total restructuring expense since inception of the plan are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16

Total restructuring expense since inception of FY25 Plan	$101

In connection with the FY25 Plan, we have recorded approximately $20 million in restructuring and other related costs in the three months ended January 31, 2026. The restructuring liability of $16 million at January 31, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays. We expect to substantially complete these restructuring activities by the end of fiscal year 2026.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Cost of products and services	$5	$—
Research and development	—	—
Selling, general and administrative(1)	15	1
Total restructuring expense	$20	$1
___________________________________________________________________________________________________
(1) For the three months ended January 31, 2025, selling, general and administrative expense includes restructuring expense of $1 million related to the fiscal year 2024 restructuring plan that was completed in fiscal year 2025.

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the three months ended January 31, 2026, we made no borrowings or repayments under these credit facilities. As of both January 31, 2026 and October 31, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the three months ended January 31, 2026, we made no borrowings or repayments under this credit facility. As of both January 31, 2026 and October 31, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2026.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2026, we borrowed and repaid $225 million under our commercial paper program. As of both January 31, 2026 and October 31, 2025, we had no borrowings outstanding under our U.S. commercial paper program.

2026 Senior Notes

In 2025, we reclassified to short-term debt the aggregate principal amount of $300 million related to our 2026 senior notes with a maturity date of September 22, 2026. The notes bear interest at a fixed rate of 3.05% per annum.

Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of both January 31, 2026 and October 31, 2025, the current portion of these loans of $4 million was recorded in short-term debt.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	January 31, 2026	October 31, 2025
	Amortized Principal	Amortized Principal
	(in millions)
2027 Senior Notes	597	597
2029 Senior Notes	497	497
2030 Senior Notes	498	498
2031 Senior Notes	846	845
2034 Senior Notes	594	593
Total Senior Notes	$3,032	$3,030

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the three months ended January 31, 2026, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the three months ended January 31, 2026 we repaid $2 million of these loans. As of January 31, 2026 and October 31, 2025, the non-current portion of these loans of $18 million and $20 million, respectively, was recorded in long-term debt.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

16. STOCKHOLDERS' EQUITY

Stock Repurchase Programs

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million under this authorization. As of September 2025, the 2023 repurchase program was completed.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three months ended January 31, 2026 we repurchased and retired 1.050 million shares for $152 million, excluding excise taxes of $0.5 million under this authorization. As of January 31, 2026, we had remaining authorization to repurchase up to approximately $1,797 million of our common stock under the 2024 repurchase program.

Cash Dividends on Shares of Common Stock

During the three months ended January 31, 2026, we paid cash dividends of $0.255 per common share or $72 million on the company's common stock. During the three months ended January 31, 2025, we paid cash dividends of $0.248 per common share or $71 million on the company's common stock.

On February 11, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on April 22, 2026, to shareholders of record as of the close of business on March 31, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended January 31, 2026	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of October 31, 2025	$(297)	$120	$(64)	$15	$(226)
Other comprehensive income (loss) before reclassifications	51	—	4	(10)	45
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(7)	2	(5)
Tax (expense) benefit	—	—	—	2	2
Other comprehensive income (loss)	51	—	(3)	(6)	42
As of January 31, 2026	$(246)	$120	$(67)	$9	$(184)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended January 31, 2026 and 2025 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)		Affected line item in statement of operations

	Three Months Ended
	January 31,
	2026	2025

Unrealized gain (loss) on derivatives	(1)	3	Cost of products
Unrealized gain (loss) on derivatives	(1)	—	Interest expense
	(2)	3	Total before income tax
	1	(1)	(Provision) benefit for income tax
	(1)	2	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	7	—	Other income (expense), net
	7	—	Total before income tax
	(1)	—	(Provision) benefit for income tax
	6	—	Total net of income tax

Total reclassifications for the period	$5	$2

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

Reclassifications out of accumulated other comprehensive income (loss) of actuarial net gain (loss) in respect of retirement plans and post retirement pension plans are included in the computation of net periodic benefit cost (income) (see Note 11, "Retirement Plans and Post Retirement Pension Plans" for additional information).

17. SEGMENT INFORMATION

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
A description of our three reportable segments is as follows:
Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our electrophoresis and cell phenotyping business delivers end-to-end workflow solutions (including instruments, reagents, consumables, and software) for nucleic acid quality control and multiparametric cell analysis. These offerings support next-

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

generation sequencing accuracy and enable live-cell imaging, metabolism analysis, and flow cytometry across clinical and life science research applications. Third, our cell imaging and metabolism business provides integrated instruments, reagents, software, and labware for automated imaging, metabolic analysis, plate reading, and dispensing, supporting applications across immunology, oncology, drug discovery, and translational research. Fourth, our specialty contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as active pharmaceutical ingredients in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our specialty CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fifth, our pathology solutions business delivers products for cancer diagnostics and anatomic pathology workflows, including immunohistochemistry, in situ hybridization, hematoxylin and eosin, and special staining. The portfolio also includes clinical flow cytometry reagents and bulk antibodies, as well as assay development services for in vitro diagnostics, biotechnology, and pharmaceutical customers. Sixth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, our genomics business provides reagents for next-generation sequencing and array workflows, along with solutions that enable clinical labs to identify disease-associated DNA variants and inform cancer therapy.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Three Months Ended January 31, 2026:
Net Revenue	$679	$758	$361	$1,798
Segment Expenses (1)
Cost of products and services	336	340	157
Research and development	65	28	24
Selling, general and administrative	169	150	87
Reportable segment income from operations	$109	$240	$93	$442

Three Months Ended January 31, 2025:
Net Revenue	$647	$696	$338	$1,681
Segment Expenses (1)
Cost of products and services	305	306	150
Research and development	63	26	23
Selling, general and administrative	162	143	81
Reportable segment income from operations	$117	$221	$84	$422

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Share-Based Compensation Expense		Depreciation Expense
	Three Months Ended January 31,		Three Months Ended January 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Life Sciences and Diagnostics Markets	$14	$15	$26	$23
Agilent CrossLab	$16	$16	$14	$14
Applied Markets	$7	$8	$6	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Total reportable segment income from operations	$442	$422
Unallocated costs:
Amortization of intangible assets related to business combinations	(19)	(28)
Acquisition and integration costs	(3)	(9)
Transformational initiatives	(19)	(6)
Restructuring and other related costs	(20)	(1)
Other	(28)	(2)
Total unallocated costs	(89)	(46)
Income from operations	353	376
Interest income	15	15
Interest expense	(25)	(28)
Other income (expense), net	21	4
Income before taxes, as reported	$364	$367

A portion of the segments' expenses arises from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include finance, tax, treasury, legal, real estate, insurance services, workplace services, human resources, information technology services, corporate development and other corporate infrastructure expenses, costs of centralized research and development and joint sales and marketing costs. Charges are allocated to the segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. In addition, we do not allocate certain costs to the operating margin for each segment because management does not include this information in its measurement of the performance of the operating segments. Unallocated costs consist of asset impairments, amortization of acquisition-related intangible assets, acquisition and integration costs, transformational initiatives expenses, restructuring and other related costs and certain other charges. Transformational initiatives include expenses associated with targeted cost reduction activities such as manufacturing transfers including costs to move manufacturing, site consolidations, legal entity and other business reorganizations, in-sourcing or outsourcing of activities. Included in this category are also expenses associated with the recent transformation and company programs to transform our product lifecycle management system and human resources and financial systems.

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

Global Tariffs. While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. Although the tariff situation is still evolving, we expect to pursue mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. Additionally, recent judicial rulings in the U.S. on the legality of certain tariffs imposed and potential future U.S. governmental responses further increase the uncertainty as to the impact of tariffs on our future results of operations. We will continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Actual Results

Net revenue of $1,798 million for the three months ended January 31, 2026 increased 7 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year. For the three months ended January 31, 2026, revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same periods last year. Revenue generated by our Life Sciences and Diagnostics Markets segment for the three months ended January 31, 2026 increased 5 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 2 percentage point favorable impact when compared to the same period last year. Revenue generated by our Agilent CrossLab segment for the three months ended January 31, 2026 increased 9 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year. Revenue generated by our Applied Markets segment for the three months ended January 31, 2026 increased 7 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026, had a 3 percentage point favorable impact when compared to the same period last year.

Net income for the three months ended January 31, 2026 was $305 million compared to net income of $318 million for the corresponding period last year. In the three months ended January 31, 2026, cash provided by operations was $268 million compared to cash provided by operations of $431 million in the same period last year.

Dividends. During the three months ended January 31, 2026, we paid cash dividends of $0.255 per common share or $72 million on the company's common stock. During the three months ended January 31, 2025, we paid cash dividends of $0.248 per common share or $71 million on the company's common stock.

On February 11, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on April 22, 2026, to shareholders of record as of the close of business on March 31, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. In September of 2025, we completed the 2023 repurchase program. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million, excluding excise taxes under this authorization.

2024 Repurchase Program. On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three months ended January 31, 2026 we repurchased and retired 1.050 million shares for $152 million, excluding excise taxes of $0.5 million under this authorization. As of January 31, 2026, we had remaining authorization to repurchase up to approximately $1,797 million of our common stock under the 2024 repurchase program.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. After an extended period of constrained capital spending, many customers' ability to spend capital budgets has begun to normalize, with the exception of customers receiving funding from the U.S. federal government. We remain optimistic about the long-term health of our key end markets. While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. Although the tariff situation is still evolving, we expect to pursue mitigation strategies through supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. Additionally, recent judicial rulings in the U.S. on the legality of certain tariffs imposed and potential future U.S. governmental responses further increase the uncertainty as to the impact of tariffs on our future results of operations. We will continue to monitor these evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and post-retirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Restructuring and Other Related costs

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. These actions impact all three of our business segments. The costs associated with this restructuring plan were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring program is estimated to result in the reduction of approximately $90 million to $95 million in annual cost of sales and operating expenses over our three business segments.

A summary of our aggregate liability relating to the fiscal year 2025 restructuring plan and the total restructuring expense since inception of the plan are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16

Total restructuring expense since inception of FY25 Plan	$101

In connection with the FY25 Plan, we have recorded approximately $20 million in restructuring and other related costs in the three months ended January 31, 2026. The restructuring liability of $16 million at January 31, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays. We expect to substantially complete these restructuring activities by the end of fiscal year 2026.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended
	January 31,
	2026	2025
	(in millions)
Cost of products and services	$5	$—
Research and development	—	—
Selling, general and administrative(1)	15	1
Total restructuring expense	$20	$1
___________________________________________________________________________________________________
(1) For the three months ended January 31, 2025, selling, general and administrative expense includes restructuring expense of $1 million related to the fiscal year 2024 restructuring plan that was completed in fiscal year 2025.

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth for the three months ended January 31, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses or vice versa. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenue, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
	(in millions)
Net revenue:
Products	$1,273	$1,200	6%
Services and other	525	481	9%
Total net revenue	$1,798	$1,681	7%

Net revenue for the three months ended January 31, 2026 increased 7 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year. For the three months ended January 31, 2026, revenue growth came from all of our segments, all geographic regions we serve and most of our key end markets when compared to the same period last year.

Revenue from products for the three months ended January 31, 2026 increased 6 percent when compared to the same period last year. In the three months ended January 31, 2026, product revenue increased in most of our businesses led by strong revenue growth in our consumables, liquid chromatography and specialty contract development and manufacturing organization ("CDMO") businesses when compared to the same period last year.

Services and other revenue for the three months ended January 31, 2026 increased 9 percent when compared to the same period last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and nucleic acid solutions businesses. For the three months ended January 31, 2026, service revenue increases reflected strong growth from contract repair and preventative maintenance services and compliance services.

Net Revenue By Segment

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$679	$647	5%
Agilent CrossLab	758	696	9%
Applied Markets	361	338	7%
Total net revenue	$1,798	$1,681	7%

Revenue in the Life Sciences and Diagnostics Markets segment for the three months ended January 31, 2026, increased 5 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 2 percentage point favorable impact when compared to the same period last year. For the three months ended January 31, 2026, we saw strong revenue growth in the pharmaceutical market led by revenue from our CDMO, liquid chromatography and liquid chromatography mass spectrometry businesses and strong revenue growth in the diagnostics and clinical market led by revenue from our pathology and companion diagnostics businesses, partially offset by declines in revenue in the academia and government and applied markets when compared to the same period last year.

Revenue in the Agilent CrossLab segment for the three months ended January 31, 2026, increased 9 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year. For the three months ended January 31, 2026, we saw revenue growth across all of our end markets led by strong growth in the pharmaceutical and chemical and advanced materials markets when compared to the same period last year.

Revenue in the Applied Markets segment for the three months ended January 31, 2026 increased 7 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year. For the three months ended January 31, 2026, we saw significant revenue growth in the chemical and advanced materials markets partially offset by a decline in the food market when compared to the same period last year.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
(in millions, except margin data)
Total gross margin	52.6%	53.5%	(1) ppt
Research and development	$117	$113	4%
Selling, general and administrative	$476	$410	16%
Operating margin	19.7%	22.4%	(3) ppts
Income from operations	$353	$376	(6)%

Total gross margin for the three months ended January 31, 2026 decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2026 was unfavorably impacted by higher tariffs, unfavorable business mix (including lower gross margin from our specialty CDMO business), wage increases, higher variable pay and restructuring costs partially offset by higher sales volume, targeted price increases, savings from restructuring programs and lower intangible amortization expense.

Research and development expenses for the three months ended January 31, 2026 increased 4 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2026 increased due to wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three months ended January 31, 2026 increased 16 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2026, increased due to higher corporate infrastructure expenses, restructuring costs, transformation initiatives, the unfavorable impact of currency movements, wage increases and higher variable pay partially offset by savings from restructuring programs and lower acquisition costs.

Total operating margin for the three months ended January 31, 2026 decreased 3 percentage points when compared to the same period last year. Operating margin for the three months ended January 31, 2026 was impacted primarily by higher tariffs, corporate infrastructure expenses, restructuring costs and transformational initiative expenses.

Income from operations for the three months ended January 31, 2026, decreased $23 million or 6 percent on a corresponding revenue increase of $117 million.

At January 31, 2026, our headcount was approximately 18,000 as compared to approximately 17,900 at January 31, 2025.

Other income (expense), net

For the three months ended January 31, 2026, other income (expense), net of $21 million income includes income of $16 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

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

Income Taxes

For the three months ended January 31, 2026, our income tax expense was $59 million with an effective tax rate of 16.2 percent. For the three months ended January 31, 2026, there were no significant discrete items.

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

The Organization for Economic Co-operation and Development. ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow in the current quarter.

Segment Overview

We have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment.

Life Sciences and Diagnostics Markets

Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our electrophoresis and cell phenotyping business delivers end-to-end workflow solutions (including instruments, reagents, consumables, and software) for nucleic acid quality control and multiparametric cell analysis. These offerings support next-generation sequencing accuracy and enable live-cell imaging, metabolism analysis, and flow cytometry across clinical and life science research applications. Third, our cell imaging and metabolism business provides integrated instruments, reagents, software, and labware for automated imaging, metabolic analysis, plate reading, and dispensing, supporting applications across immunology, oncology, drug discovery, and translational research. Fourth, our specialty contract development and manufacturing organization ("CDMO") business provides services related to and the production of synthesized oligonucleotides under pharmaceutical good manufacturing practices conditions for use as active pharmaceutical ingredients in a class of drugs that utilize nucleic acid molecules for disease therapy. BIOVECTRA capabilities include microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and biomanufacturing capabilities in several nucleic acid modalities. Together, our BIOVECTRA and nucleic acid solutions businesses comprise our specialty CDMO offerings to our customers providing clinical-to-commercial scale production capabilities. Fifth, our pathology solutions business delivers products for cancer diagnostics and anatomic pathology workflows, including immunohistochemistry, in situ hybridization, hematoxylin and eosin, and special staining. The portfolio also includes clinical flow cytometry reagents and bulk antibodies, as well as assay development services for in vitro diagnostics, biotechnology, and pharmaceutical customers. Sixth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, our genomics business provides reagents for next-generation sequencing and array workflows, along with solutions that enable clinical labs to identify disease-associated DNA variants and inform cancer therapy.

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
	(in millions)

Net revenue	$679	$647	5%

Life Sciences and Diagnostics Markets segment revenue for the three months ended January 31, 2026 increased 5 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 2 percentage point favorable impact when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2026 decreased 2 percent in the Americas with no currency impact, increased 7 percent in Europe with a 7 percentage point favorable currency impact and increased 17 percent in Asia Pacific with a 1 percentage point favorable currency impact compared to the same period last year. For the three months ended January 31, 2026, the revenue decrease in the Americas was primarily driven by declines in our cell imaging and metabolism, electrophoresis and cell phenotyping, liquid chromatography mass spectrometry and genomics businesses partially offset by strong growth in the BIOVECTRA, nucleic acid solutions and companion diagnostic businesses and moderate growth from our pathology and liquid chromatography businesses. Revenue increased in Europe due to strong growth from our pathology, liquid chromatography, electrophoresis and cell phenotyping and companion diagnostics businesses and modest growth in our genomics business partially offset by a decline in our liquid chromatography mass spectrometry and cell imaging and metabolism businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, pathology and companion diagnostics businesses partially offset by a decline in our genomics business.

For the three months ended January 31, 2026, revenue performance in the pharmaceutical market was mainly due to strong growth in our CDMO, liquid chromatography and liquid chromatography mass spectrometry businesses and strong revenue growth in the diagnostics and clinical market led by revenue from our pathology and companion diagnostics businesses, partially offset by declines in revenue in the academia and government and applied markets when compared to the same period last year.

Looking Forward. While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. We remain optimistic about long-term growth in our end markets and continue investing to enhance our applications and solutions portfolio. The rising demand for several of the modalities provided by our specialty CDMO business positions us well to serve expanding customer demand. By leveraging our liquid chromatography and liquid chromatography mass spectrometry platforms, we are driving growth across key markets and remain optimistic about long-term life sciences opportunities. Our diagnostic and clinical markets continue to grow with the OMNIS platforms. We will continue investing in research and development, advancing our applications and solutions portfolio, and expanding our position in developing and emerging markets.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
(in millions, except margin data)
Gross margin	50.5%	52.8%	(2) ppts
Research and development	$65	$63	3%
Selling, general and administrative	$169	$162	5%
Operating margin	16.0%	18.1%	(2) ppts
Income from operations	$109	$117	(7)%

Gross margin for products and services for the three months ended January 31, 2026, decreased 2 percentage points when compared to the same period last year. Gross margin for the three months ended January 31, 2026 was impacted mainly by increased tariffs, unfavorable business mix (including lower gross margin from our specialty CDMO business), increased warranty expenses, wage increases and higher variable pay which was partially offset by increased volume and savings from restructuring programs.

Research and development expenses for the three months ended January 31, 2026, increased 3 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2026 increased primarily due to wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by savings from restructuring programs and lower contracted services.

Selling, general and administrative expenses for the three months ended January 31, 2026, increased 5 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2026, increased due to wage increases, higher commission, variable pay and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for products and services for the three months ended January 31, 2026 decreased 2 percentage points when compared to the same period last year. Operating margin for products and services for the three months ended January 31, 2026, decreased primarily due to increased tariffs, unfavorable business mix (including lower gross margin from our specialty CDMO business), increased warranty expenses and higher variable pay partially offset by increased volume and lower contracted services.

Income from operations for the three months ended January 31, 2026 decreased $8 million or 7 percent on a corresponding revenue increase of $32 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
	(in millions)

Net revenue	$758	$696	9%

Agilent CrossLab segment revenue for the three months ended January 31, 2026 increased 9 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2026 increased 5 percent in the Americas with a 1 percentage point favorable currency impact, increased 14 percent in Europe with an 8 percentage point favorable currency impact and increased 9 percent in Asia Pacific with no currency impact compared to the same period last year. For the three months ended January 31, 2026, revenue growth in all regions was driven by strength in our repair, maintenance and compliance services, consumables, and software and informatics businesses when compared to the same period last year.

For the three months ended January 31, 2026, revenue growth was strong in the pharmaceutical, chemicals and advanced materials, food, academia and government, and diagnostics and clinical markets, and moderate in the environmental and forensics market. Strong revenue growth in the pharmaceutical market was driven by our repair, maintenance and compliance services, consumables, and software and informatics businesses when compared to the same period last year. Strong revenue growth in the chemicals and advanced materials market was driven by our repair, maintenance and compliance services, and consumables business when compared to the same period last year. Strong revenue growth in the food market was driven by our repair, maintenance and compliance services, and consumables business, partially offset by our software and informatics business when compared to the same period last year. Strong revenue growth in the academia and government and diagnostics and clinical markets was driven by our software and informatics and consumables businesses when compared to the same period last year. Moderate revenue growth in the environmental and forensics market was driven by our repair, maintenance and compliance services, and consumables business, partially offset by our software and informatics business when compared to the same period last year.

Looking Forward. While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
(in millions, except margin data)
Gross margin	55.2%	56.1%	(1) ppt
Research and development	$28	$26	6%
Selling, general and administrative	$150	$143	6%
Operating margin	31.6%	31.8%	—
Income from operations	$240	$221	8%

Gross margin for the three months ended January 31, 2026 decreased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2026 was impacted by wage increases, higher variable pay and higher tariffs partially offset by higher sales volume, price increases and savings from restructuring programs.

Research and development expenses for the three months ended January 31, 2026 increased 6 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2026 increased due to wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three months ended January 31, 2026 increased 6 percent when compared to the same period last year. For the three months ended January 31, 2026, selling, general and administrative expenses increased due to higher corporate infrastructure expenses, the unfavorable impact of currency movements, wage increases and higher variable pay partially offset by savings from restructuring programs.

Operating margin for products and services for the three months ended January 31, 2026 was flat when compared to the same period last year. Operating margin for the three months ended January 31, 2026 was impacted primarily by higher tariffs and the unfavorable impact of currency movements offset by higher sales volume and price increases.

Income from operations for the three months ended January 31, 2026 increased $19 million or 8 percent on a corresponding revenue increase of $62 million.

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

Net Revenue

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
	(in millions)

Net revenue	$361	$338	7%

Applied Markets segment revenue for the three months ended January 31, 2026 increased 7 percent when compared to the same period last year. The overall effect of foreign currency movements on revenue growth for the three months ended January 31, 2026 had a 3 percentage point favorable impact when compared to the same period last year.

Geographically, revenue for the three months ended January 31, 2026 increased 2 percent in the Americas with no currency impact, increased 17 percent in Europe with an 8 percentage point favorable currency impact and increased 4 percent in Asia Pacific with a 1 percentage point favorable currency impact when compared to the same period last year. The revenue growth in the Americas was driven by strength in our spectroscopy business partially offset by weakness in our gas chromatography and remarketed instruments businesses when compared to the same period last year. The revenue growth in Europe was driven by strength in our gas chromatography, gas chromatography mass spectrometry and spectroscopy businesses when compared to the same period last year. The revenue growth in Asia Pacific was driven by strength in our spectroscopy, remarketed instruments and vacuum businesses partially offset by weakness in the gas chromatography mass spectrometry business when compared to the same period last year.

For the three months ended January 31, 2026, revenue growth was strong in the chemicals and advanced materials market and moderate in the environmental and forensics and pharmaceutical markets partially offset by revenue decline in the food market. Strong revenue growth in the chemicals and advanced materials market was driven by strength in our spectroscopy, gas chromatography, gas chromatography mass spectrometry and vacuum businesses when compared to the same period last year. Moderate revenue growth in the environmental and forensics market was driven by strength in our spectroscopy business partially offset by weakness in our gas chromatography mass spectrometry business when compared to the same period last year. Moderate revenue growth in the pharmaceutical market was driven by strength in our gas chromatography business when compared to the same period last year. Revenue decline in the food market was driven by weakness in our gas chromatography mass spectrometry and gas chromatography businesses when compared to the same period last year.

Looking Forward. While the tariff changes adversely impacted our costs of revenue during the three months ended January 31, 2026, we expect to fully offset the current impact during our fiscal year 2026. We also anticipate continued steady market recovery and are optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Year over Year Change
	January 31,		Three
	2026	2025	Months
(in millions, except margin data)
Gross margin	56.5%	55.8%	1 ppt
Research and development	$24	$23	4%
Selling, general and administrative	$87	$81	6%
Operating margin	25.8%	25.0%	1 ppt
Income from operations	$93	$84	10%

Gross margin for the three months ended January 31, 2026, increased 1 percentage point when compared to the same period last year. Gross margin for the three months ended January 31, 2026 increased due to higher sales volume, favorable business mix, lower corporate infrastructure expenses and savings from restructuring programs partially offset by higher tariffs and wage increases.

Research and development expenses for the three months ended January 31, 2026, increased 4 percent when compared to the same period last year. Research and development expenses for the three months ended January 31, 2026 increased due to wage increases, higher variable pay and the unfavorable impact of currency movements, partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three months ended January 31, 2026, increased 6 percent when compared to the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2026 increased due to higher corporate infrastructure expenses, wage increases and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for the three months ended January 31, 2026 increased 1 percentage point when compared to the same period last year. Operating margin for the three months ended January 31, 2026 was impacted primarily by higher sales volume and favorable business mix partially offset by higher tariffs and variable pay.

Income from operations for the three months ended January 31, 2026, increased $9 million or 10 percent on a corresponding revenue increase of $23 million.

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

Our financial position as of January 31, 2026 consisted of cash and cash equivalents of $1,758 million as compared to $1,789 million as of October 31, 2025.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $268 million for the three months ended January 31, 2026 compared to net cash provided by operating activities of $431 million for the same period in 2025. In the three months ended January 31, 2026, we paid approximately $150 million under our variable and incentive pay programs as compared to $98 million paid for the same period in 2025. Net cash paid for income taxes in the three months ended January 31, 2026 was $105 million compared to net cash paid for income taxes of $19 million for the same period in 2025.

In the three months ended January 31, 2026, accounts receivable used cash of $18 million compared to cash used of $30 million for the same period in 2025. Days’ sales outstanding ("DSO") as of January 31, 2026 was 76 days when compared to 71 days as of January 31, 2025. Cash used by inventory was $39 million for the three months ended January 31, 2026 compared to cash used of $40 million for the same period in 2025. Inventory days on-hand was 112 days as of January 31, 2026 compared to 115 days as of January 31, 2025. In the three months ended January 31, 2026, accounts payable provided cash of $39 million compared to cash provided of $3 million for the same period in 2025.
We contributed approximately $6 million to our defined benefit plans in both the three months ended January 31, 2026 and 2025. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $15 million to our defined benefit plans during the remainder of 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $93 million for the three months ended January 31, 2026 as compared to net cash used in investing activities of $94 million in the same period of 2025.

Investments in property, plant and equipment were $93 million for the three months ended January 31, 2026 compared to $97 million in the same period of 2025. We expect that total capital expenditures for the current year will be approximately $500 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our manufacturing capacity for production of nucleic acid based therapeutics in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion is substantially complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended January 31, 2026 was $222 million compared to net cash used in financing activities of $180 million for the same period of 2025.

Treasury Stock Repurchases. In September of 2025, we completed the 2023 repurchase program. During the three months ended January 31, 2025, we repurchased and retired 649,857 shares for $90 million, excluding excise taxes under this authorization.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three months ended January 31, 2026 we repurchased and retired 1.050 million shares for $152 million, excluding excise taxes of approximately $0.5 million under this authorization. As of January 31, 2026, we had remaining authorization to repurchase up to approximately $1,797 million of our common stock under the 2024 repurchase program.

Dividends. During the three months ended January 31, 2026 and 2025, we paid cash dividends of $0.255 per common share or $72 million, and $0.248 per common share or $71 million, respectively, on the company's common stock.

On February 11, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on April 22, 2026, to shareholders of record as of the close of business on March 31, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the three months ended January 31, 2026 and 2025, we had no borrowings or repayments under these credit facilities. As of January 31, 2026, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the three months ended January 31, 2026 and 2025, we had no borrowings or repayments under this credit facility. As of January 31, 2026, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the three months ended January 31, 2026.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the three months ended January 31, 2026, we borrowed $225 million and repaid $225 million under our commercial paper program compared to borrowings of $301 million and repayments of $331 million in the same period in 2025. As of January 31, 2026 we had no borrowings outstanding under our U.S. commercial paper program.

Other Loans. We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the three months ended January 31, 2026, we repaid $2 million of these loans. As of January 31, 2026, the current portion of these loans of $4 million was recorded in short-term debt and the non-current portion of $18 million was recorded in long-term debt.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of our outstanding senior notes in the three months ended January 31, 2026 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other. Our purchase commitments for indirect material and services decreased by $11 million from $146 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $64 million from $693 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 to our contractual commitments in the first three months of fiscal year 2026. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of January 31, 2026 and October 31, 2025 include $37 million and $28 million, respectively, related to long-term income tax liabilities. Of these amounts, $24 million and $28 million related to uncertain tax positions as of January 31, 2026 and October 31, 2025, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of January 31, 2026, the remaining $13 million in other long-term liabilities relates to top-up taxes which are due within the next three years.

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

Our operations generate non-functional currency cash flows such as revenue, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 46 percent and 47 percent of our revenue was generated in U.S. dollars during the three months ended January 31, 2026 and 2025, respectively.

The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth in the three months ended January 31, 2026 principally as a result of the relative strength of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2026, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of January 31, 2026, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding such required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth in the three months ended January 31, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact on our profitability by increasing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

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

Additionally, our business operations related to our product sales to customers receiving funding from the U.S. federal government could be impacted by lack of appropriations of additional funding to federal agencies. Inadequate funding for government agencies, including from government shut downs, or other disruptions to these agencies’ operations, such as actions to greatly reduce the size of the federal workforce, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of the businesses of certain of our customers and our business may rely, which could negatively impact our business.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of January 31, 2026, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of January 31, 2026, we had cash and cash equivalents of approximately $1.8 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that could be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended January 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2024 Repurchase Program
Nov 1, 2025 through Nov. 30, 2025	186,539	$148.52	186,539	$1,921
Dec. 1, 2025 through Dec. 31, 2025	171,165	$142.81	171,165	$1,897
Jan. 1, 2026 through Jan. 31, 2026	692,296	$144.27	692,296	$1,797
Total	1,050,000	$144.79	1,050,000	$1,797

(1)On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. As of January 31, 2026, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended January 31, 2026, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

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

Dated:	March 3, 2026	By:	/s/ Adam S. Elinoff
Adam S. Elinoff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2026	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)