Form 10-Q
period 2026-04-30
AGILENT TECHNOLOGIES, INC.
filed 2026-06-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2026
OR
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

As of May 27, 2026, the registrant had 282,431,944 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net revenue:
Products	$1,305	$1,186	$2,578	$2,386
Services and other	530	482	1,055	963
Total net revenue	1,835	1,668	3,633	3,349
Costs and expenses:
Cost of products	567	538	1,138	1,073
Cost of services and other	278	264	559	511
Total costs	845	802	1,697	1,584
Research and development	126	112	243	225
Selling, general and administrative	465	454	941	864
Total costs and expenses	1,436	1,368	2,881	2,673
Income from operations	399	300	752	676
Interest income	13	14	28	29
Interest expense	(25)	(29)	(50)	(57)
Other income (expense), net	21	(25)	42	(21)
Income before taxes	408	260	772	627
Provision for income taxes	69	45	128	94
Net income	$339	$215	$644	$533

Net income per share:
Basic	$1.20	$0.75	$2.28	$1.87
Diluted	$1.20	$0.75	$2.27	$1.86

Weighted average shares used in computing net income per share:
Basic	282	285	283	285
Diluted	283	285	284	286

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Net income	$339	$215	$644	$533
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $1, $(4), $(2) and $(1)	5	(14)	(2)	(3)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $(1), $1 and $(2)	—	(1)	1	(3)
Foreign currency translation, net of tax expense (benefit) of $0, $0, $0 and $0	(18)	120	33	35
Net defined benefit pension cost and post retirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(3), $(2), $(3) and $(2)	(5)	(4)	(8)	(4)
Other comprehensive income (loss)	(18)	101	24	25
Total comprehensive income	$321	$316	$668	$558

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,807	$1,789
Accounts receivable, net	1,498	1,487
Inventory	1,089	1,025
Other current assets	369	293
Total current assets	4,763	4,594
Property, plant and equipment, net	2,099	2,023
Goodwill	4,484	4,473
Other intangible assets, net	407	445
Long-term investments	136	133
Other assets	1,176	1,059
Total assets	$13,065	$12,727
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$615	$570
Employee compensation and benefits	387	443
Deferred revenue	665	624
Short-term debt	304	304
Other accrued liabilities	298	406
Total current liabilities	2,269	2,347
Long-term debt	3,051	3,050
Retirement and post-retirement benefits	127	126
Other long-term liabilities	496	463
Total liabilities	5,943	5,986
Commitments and contingencies (Note 12)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at April 30, 2026 and October 31, 2025	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 282,218,158 shares at April 30, 2026 and 283,054,377 shares at October 31, 2025 issued and outstanding	3	3
Additional paid-in-capital	5,629	5,575
Retained earnings	1,692	1,389
Accumulated other comprehensive loss	(202)	(226)
Total stockholders' equity	7,122	6,741
Total liabilities and stockholders' equity	$13,065	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income	$644	$533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	145
Share-based compensation	73	70
Deferred taxes expense (benefit)	57	(28)
Excess and obsolete inventory related charges	25	22
Net (gain) loss on equity securities	(1)	27
Asset impairment charges	—	15
Other non-cash (income) expense, net	4	2
Changes in assets and liabilities:
Accounts receivable, net	(6)	(27)
Inventory	(85)	(41)
Accounts payable	54	(27)
Employee compensation and benefits	(59)	(25)
Other assets and liabilities	(295)	(14)
Net cash provided by operating activities	545	652

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(169)	(211)
Payments in exchange for convertible note	(1)	(1)
Payments to acquire businesses and intangible assets, net of cash acquired	—	4
Net cash used in investing activities	(170)	(208)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	32	31
Payments of taxes related to net share settlement of equity awards	(29)	(24)
Payments for repurchase of common stock	(217)	(255)
Payment of excise taxes related to repurchases of common stock	(3)	(10)
Payments of dividends	(144)	(141)
Proceeds from issuance of long-term debt	—	4
Repayments of long-term debt	(3)	(1)
Net proceeds from (repayments of) short-term debt	—	100
Payments of finance lease	(2)	—
Net cash used in financing activities	(366)	(296)

Effect of exchange rate movements	9	9

Net increase (decrease) in cash, cash equivalents and restricted cash	18	157

Cash, cash equivalents and restricted cash at beginning of period	1,791	1,332
Cash, cash equivalents and restricted cash at end of period	$1,809	$1,489

Supplemental cash flow information:
Income tax paid, net of refunds received	$320	$248
Interest payments, net of capitalized interest	$45	$51
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(11)	$—
Excise tax on share repurchases, accrued but not paid	$1	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2026	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2026	282,696	$3	$5,605	$1,484	$(184)	$6,908
Components of comprehensive income, net of tax:
Net income	—	—	—	339	—	339
Other comprehensive income (loss)	—	—	—	—	(18)	(18)
Total comprehensive income						321
Cash dividends declared ($0.255 per common share)	—	—	—	(72)	—	(72)
Share-based awards issued, net of tax of $2	72	—	(2)	—	—	(2)
Repurchase of common stock, including excise taxes	(550)	—	(6)	(59)	—	(65)
Share-based compensation	—	—	32	—	—	32
Balance as of April 30, 2026	282,218	$3	$5,629	$1,692	$(202)	$7,122

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2026	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2025	283,054	$3	$5,575	$1,389	$(226)	$6,741
Components of comprehensive income, net of tax:
Net income	—	—	—	644	—	644
Other comprehensive income (loss)	—	—	—	—	24	24
Total comprehensive income						668
Cash dividends declared ($0.510 per common share)	—	—	—	(144)	—	(144)
Share-based awards issued, net of tax of $29	764	—	2	—	—	2
Repurchase of common stock, including excise taxes	(1,600)	—	(21)	(197)	—	(218)
Share-based compensation	—	—	73	—	—	73
Balance as of April 30, 2026	282,218	$3	$5,629	$1,692	$(202)	$7,122

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended April 30, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 31, 2025	285,232	$3	$5,489	$916	$(381)	$6,027
Components of comprehensive income, net of tax:
Net income	—	—	—	215	—	215
Other comprehensive income (loss)	—	—	—	—	101	101
Total comprehensive income						316
Cash dividends declared ($0.248 per common share)	—	—	—	(70)	—	(70)
Share-based awards issued, net of tax of $2	51	—	—	—	—	—
Repurchase of common stock, including excise taxes	(1,347)	—	(18)	(149)	—	(167)
Share-based compensation	—	—	30	—	—	30
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136

	Common Stock				Accumulated Other Comprehensive Loss
Six Months Ended April 30, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	533	—	533
Other comprehensive income (loss)	—	—	—	—	25	25
Total comprehensive income						558
Cash dividends declared ($0.496 per common share)	—	—	—	(141)	—	(141)
Share-based awards issued, net of tax of $24	740	—	8	—	—	8
Repurchase of common stock, including excise taxes	(1,997)	—	(27)	(230)	—	(257)
Share-based compensation	—	—	70	—	—	70
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136

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

Basis of Presentation. We have prepared the accompanying financial data for the three and six months ended April 30, 2026 and 2025 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2025 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of April 30, 2026 and October 31, 2025, condensed consolidated statements of comprehensive income for the three and six months ended April 30, 2026 and 2025, condensed consolidated statements of operations for the three and six months ended April 30, 2026 and 2025, condensed consolidated statements of cash flows for the six months ended April 30, 2026 and 2025 and condensed consolidated statements of equity for the three and six months ended April 30, 2026 and 2025.

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others. See Part II, Item 1A, "Risk Factors" for additional discussion of such risks and uncertainties.

On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. While we have submitted claims for refunds related to certain eligible tariffs paid, the timing and approval of any refunds are uncertain and contingent upon further legal, regulatory, and administrative developments. We will assess the recoverability of these tariffs and will account for any such refunds by applying the gain contingency model. As of April 30, 2026, no refund receivable has been recorded. In addition, we will continue to monitor judicial rulings and evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Additionally, the recent escalation of geopolitical tensions in the Middle East and surrounding regions has increased global economic uncertainty and disruptions to global energy supply chains resulting in inflationary pressures. The Middle East conflict did not have a material impact on our results of operations through the second quarter of fiscal year 2026 as a result of leveraging a series of mitigation strategies developed in response to the ongoing tariff pressures. As the situation is rapidly changing, we will continue to monitor the potential impact that this conflict may have on our business.

Pending Acquisition. On March 6, 2026, we entered into a definitive agreement to acquire 100 percent of the outstanding capital stock of BC Midco I, Inc. (“Biocare”) for an aggregate purchase price of approximately $950 million in cash. Biocare is a leading provider of clinical and research solutions and will be included within our Life Sciences and Diagnostics Markets segment. The acquisition is subject to legal and regulatory approvals and customary closing conditions. The financial results of Biocare will be included within our financial results from the date of close, which may occur in our third quarter or no later than the end of fiscal year 2026.

Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets follows:

	April 30,	October 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,807	$1,789
Restricted cash included in other assets	2	2
Total cash, cash equivalents and restricted cash	$1,809	$1,791

Leases. As of April 30, 2026 and October 31, 2025, operating lease right-of-use assets where we are the lessee were $181 million and $183 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $187 million and $189 million as of April 30, 2026 and October 31, 2025, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity ("VIE"). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of April 30, 2026 and October 31, 2025, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of April 30, 2026 and October 31, 2025, the total carrying value of investments and loans in privately held companies considered as VIEs was $44 million. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified within other current assets and other assets (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of April 30, 2026 and October 31, 2025, the fair value of the commercial paper approximates its carrying value. As of April 30, 2026, the fair value of our senior notes was $3,182 million with a carrying value of $3,333 million. This compares to the fair value of our senior notes of $3,191 million with a carrying value of $3,330 million as of October 31, 2025. The change in the fair value in the six months ended April 30, 2026 is primarily due to increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See Note 9, "Fair Value Measurements" for additional information on fair value of financial instruments.

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

3. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended April 30,
	2026				2025
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$363	$289	$112	$764	$325	$270	$83	$678
Europe	214	222	82	518	177	194	71	442
Asia Pacific	155	248	150	553	152	249	147	548
Total	$732	$759	$344	$1,835	$654	$713	$301	$1,668

	Six Months Ended April 30,
	2026				2025
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$670	$562	$210	$1,442	$637	$531	$179	$1,347
Europe	417	437	182	1,036	367	382	156	905
Asia Pacific	324	518	313	1,155	297	496	304	1,097
Total	$1,411	$1,517	$705	$3,633	$1,301	$1,409	$639	$3,349

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Revenue by End Markets
Pharmaceutical and Biotechnology	$663	$603	$1,303	$1,188
Diagnostics and Clinical	295	255	558	495
Academia and Government	132	135	262	272
Chemicals and Advanced Materials	412	369	834	748
Food	147	147	313	315
Environmental and Forensics	186	159	363	331
Total	$1,835	$1,668	$3,633	$3,349

Revenue by Type
Instrumentation	$618	$550	$1,276	$1,175
Non-instrumentation and other	1,217	1,118	2,357	2,174
Total	$1,835	$1,668	$3,633	$3,349

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of April 30, 2026 and October 31, 2025, were $326 million and $329 million, respectively.

Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the six months ended April 30, 2026:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2025	$803
Net revenue deferred in the period	431
Revenue recognized that was included in the contract liability balance at the beginning of the period	(386)
Change in deferrals from customer cash advances, net of revenue recognized	(1)
Currency translation and other adjustments	8
Ending balance as of April 30, 2026	$855

During the six months ended April 30, 2025 revenue recognized that was included in the contract liability balance at October 31, 2024 was $347 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and six months ended April 30, 2026, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of April 30, 2026, was $433 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$10	$10	$22	$22
Research and development	4	3	9	8
Selling, general and administrative	20	17	44	41
Total share-based compensation expense	$34	$30	$75	$71

At April 30, 2026 and October 31, 2025, there was no share based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Stock Option Plans:
Weighted average risk-free interest rate	—	4.0%	—	4.1%
Dividend yield	—	0.8%	—	0.7%
Weighted average volatility	—	29%	—	29%
Expected life	—	5.5 years	—	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%	29%	30%
Volatility of selected peer-company shares	17%-59%	16%-62%	17%-59%	16%-62%
Pair-wise correlation with selected peers	24%	29%	24%	29%

Post-vest holding restriction discount for all executive awards(1)	6.5%	6.7%	6.5%	6.7%
 _________________________________________________________________________________
(1) For the three and six months ended April 30, 2026, post-vest holding restriction discount assumption relates to LTPP awards granted to our senior management employees before November 1, 2025.

Valuation Assumptions. The fair value of share-based awards for our employee stock option awards was estimated using the Black-Scholes option pricing model. Shares granted under the LTPP-TSR were valued using a Monte Carlo simulation model. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock.  For the volatility of our LTPP-TSR grants, we used our own historical stock price volatility.

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

5.     INCOME TAXES

For the three and six months ended April 30, 2026, our income tax expense was $69 million with an effective tax rate of 16.9 percent and $128 million with an effective tax rate of 16.6 percent, respectively. For the three and six months ended April 30, 2026, there were no significant discrete items.

For the three and six months ended April 30, 2025, our income tax expense was $45 million with an effective tax rate of 17.3 percent and $94 million with an effective tax rate of 15.0 percent, respectively. For the three and six months ended April 30, 2025, there were no significant discrete items.

In the U.S., tax years remain open back to the year 2022 for federal income tax purposes and 2021 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2016.

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow for the three or six months ended April 30, 2026.

6. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Numerator:
Net income	$339	$215	$644	$533
Denominator:
Basic weighted-average shares	282	285	283	285
Potential common shares— stock options and other employee stock plans	1	—	1	1
Diluted weighted-average shares	283	285	284	286

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

For the three and six months ended April 30, 2026, we excluded approximately 1.2 million and 0.89 million potential common shares, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended April 30, 2025, potential common shares excluded from the calculation of diluted earnings per share were not material.

7. INVENTORY

Inventory as of April 30, 2026 and October 31, 2025 consisted of the following:

	April 30, 2026	October 31, 2025
	(in millions)
Finished goods	$561	$547
Purchased parts and fabricated assemblies	528	478
Inventory	$1,089	$1,025

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the six months ended April 30, 2026:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2025	$2,996	$1,168	$309	$4,473
Foreign currency translation impact	1	4	6	11
Goodwill as of April 30, 2026	$2,997	$1,172	$315	$4,484

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The component parts of other intangible assets as of October 31, 2025 and April 30, 2026 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2025
Purchased technology	$1,484	$1,235	$249
Trademark/Trade name	199	181	18
Customer relationships	289	129	160
Backlog	9	2	7
Third-party technology and licenses	34	23	11
Total amortizable intangible assets	$2,015	$1,570	$445
As of April 30, 2026
Purchased technology	$1,488	$1,259	$229
Trademark/Trade name	199	184	15
Customer relationships	289	140	149
Backlog	9	3	6
Third-party technology and licenses	34	26	8
Total amortizable intangible assets	$2,019	$1,612	$407

During the six months ended April 30, 2026, there were no additions to goodwill or other intangible assets. During the six months ended April 30, 2026, there was no change in net book value of other intangible assets due to the impact of foreign currency.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and six months ended April 30, 2026 and 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

For the three and six months ended April 30, 2026, amortization expense of intangible assets was $19 million and $38 million, respectively. For the three and six months ended April 30, 2025, amortization expense of intangible assets was $27 million and $55 million, respectively.

Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2026 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2026	$37
2027	$72
2028	$65
2029	$61
2030	$52
2031	$47
Thereafter	$73

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 were as follows:

		Fair Value Measurement at April 30, 2026 Using
	April 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,196	$1,196	$—	$—
Derivative instruments (foreign exchange contracts)	11	—	11	—
Long-term
Trading securities	43	43	—	—
Other investments	39	—	39	—
Total assets measured at fair value	$1,289	$1,239	$50	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—
Long-term
Deferred compensation liability	43	—	43	—
Total liabilities measured at fair value	$52	$—	$52	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Net gain (loss) recognized during the period on equity securities	$(1)	$(28)	$1	$(27)
Less: Net gain (loss) on equity securities sold during the period	$—	$—	$—	$—
Unrealized gain (loss) on equity securities	$(1)	$(28)	$1	$(27)

Impairment of Investments. There were no impairments of investments for the three and six months ended April 30, 2026. During the three and six months ended April 30, 2025, we recorded impairments of investments of $15 million.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and six months ended April 30, 2026 and 2025, there were no impairments of long-lived assets held for use or held for sale.

Non-Marketable Equity Securities

For the three and six months ended April 30, 2026, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values had no upward adjustments, $1 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

As of April 30, 2026, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $42 million upward adjustments, $72 million downward adjustments and $26 million of impairments. As of April 30, 2026, the carrying amount of our non-marketable equity securities without readily determinable fair value was $54 million.

For the three months ended April 30, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $26 million of downward adjustments and $15 million impairments which were included in net income as adjustments to the carrying value.

For the six months ended April 30, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $27 million of downward adjustments and $15 million impairments which were included in net income as adjustments to the carrying value.

As of April 30, 2025, the cumulative net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $57 million downward adjustments and $26 million impairments. As of April 30, 2025, the carrying amount of our non-marketable equity securities without readily determinable fair value was $61 million.

10. DERIVATIVES

We are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of our business. As part of our risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic and/or accounting exposures resulting from changes in foreign currency exchange rates.

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of April 30, 2026, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of revenue over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of revenue in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of revenue over the life of the option contract. For the three and six months ended April 30, 2026 and 2025, there were no ineffectiveness or gains or losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. As of April 30, 2026, the remaining loss to be amortized related to the interest rate swap agreements is not significant.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at April 30, 2026 was $2 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. If our net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and six months ended April 30, 2026, there were no ineffectiveness or gains or losses recognized in other income (expense) due to de-designation of the net investment hedge contracts.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of April 30, 2026, was approximately $7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of April 30, 2026.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of April 30, 2026 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	389	$(513)

Net Investment Hedges
Foreign exchange forward contracts	3	$(36)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	185	$(116)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of April 30, 2026, and October 31, 2025, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	April 30, 2026	October 31, 2025	Balance Sheet Location	April 30, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$9	Other accrued liabilities	$4	$3

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$5	$5	Other accrued liabilities	$5	$7
Total derivatives	$11	$14		$9	$10

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$6	$(18)	$(4)	$(4)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of revenue	$—	$3	$(1)	$6
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$—	$(1)	$(1)	$(1)
Gain on time value of forward contracts recorded in cost of revenue	$2	$2	$4	$3

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$1	$(3)	$—	$(1)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(3)	$11	$(2)	$9
At April 30, 2026, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $14 million. Within the next twelve months it is estimated that $1 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of revenue in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
11. RETIREMENT PLANS AND POST RETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three and six months ended April 30, 2026 and 2025, our net pension and post retirement benefit cost (income) were comprised of the following:

	Three Months Ended April 30,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost - benefits earned during the period	$—	$—	$2	$2	$—	$—
Interest cost on benefit obligation	4	5	7	5	1	2
Expected return on plan assets	(6)	(6)	(13)	(10)	(1)	(2)
Amortization of net actuarial (gain) loss	—	—	(7)	(6)	(1)	(1)
Total net periodic benefit cost (income)	$(2)	$(1)	$(11)	$(9)	$(1)	$(1)

	Six Months Ended April 30,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post Retirement Benefit Plans
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$—	$—	$8	$7	$—	$—
Interest cost on benefit obligation	9	10	12	11	2	2
Expected return on plan assets	(12)	(12)	(25)	(21)	(3)	(3)
Amortization of net actuarial (gain) loss	—	—	(14)	(12)	(1)	(1)
Total net periodic benefit cost (income)	$(3)	$(2)	$(19)	$(15)	$(2)	$(2)

Settlement (gain) loss	$—	$—	$—	$14	$—	$—

The service cost component is recorded in cost of revenue and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations.

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

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Six Months Ended		Employer Contributions
	April 30,		April 30,		For Remainder of Year
	2026	2025	2026	2025	2026
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$4	$3	$10	$9	$11

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the standard warranty accrual activity is shown in the table below:

	Six Months Ended
	April 30,
	2026	2025
	(in millions)
Standard warranty accrual, beginning balance	$28	$30
Accruals for warranties including change in estimates	28	23
Settlements made during the period	(27)	(25)
Standard warranty accrual, ending balance	$29	$28

Accruals for warranties due within one year	$29	$28

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $41 million and $39 million as of April 30, 2026 and October 31, 2025, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. We regularly evaluate the status of such lawsuits, claims, investigations and proceedings to assess whether a loss is probable and whether there is a reasonable estimate of such loss to determine if an accrual is appropriate. There are no such matters pending that we currently believe are probable and where a loss is reasonably possible of having a material impact to our business, condensed consolidated financial condition, results of operations or cash flows.

13. RESTRUCTURING AND OTHER RELATED COSTS

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. These actions impact all three of our business segments. The costs associated with this restructuring plan were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of revenue and operating expenses over the three business segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
A summary of our aggregate liability relating to the fiscal year 2025 restructuring plan and the total restructuring expense since inception of the plan are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	$5

Total restructuring expense since inception of FY25 Plan	$109

In connection with the FY25 Plan, we have recorded approximately $8 million and $28 million, respectively, in restructuring and other related costs in the three and six months ended April 30, 2026. The restructuring liability of $5 million at April 30, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays. We expect to substantially complete these restructuring activities by the end of fiscal year 2026.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$3	$15	$8	$15
Research and development	—	3	—	3
Selling, general and administrative(1)	5	38	20	39
Total restructuring expense	$8	$56	$28	$57
___________________________________________________________________________________________________
(1) For the six months ended April 30, 2025, selling, general and administrative expense includes restructuring expense of $1 million related to the fiscal year 2024 restructuring plan that was completed in fiscal year 2025.

14. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the six months ended April 30, 2026, we made no borrowings or repayments under these credit facilities. As of both April 30, 2026 and October 31, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an uncommitted money market line credit agreement with Societe Generale (the "Uncommitted Money Market Line Credit Agreement") which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the six months

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
ended April 30, 2026, we made no borrowings or repayments under this credit facility. As of both April 30, 2026 and October 31, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2026.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2026, we borrowed and repaid $360 million under our commercial paper program. As of both April 30, 2026 and October 31, 2025, we had no borrowings outstanding under our U.S. commercial paper program.

2026 Senior Notes

In 2025, we reclassified to short-term debt the aggregate principal amount of $300 million related to our 2026 senior notes with a maturity date of September 22, 2026. The notes bear interest at a fixed rate of 3.05 percent per annum.

Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of both April 30, 2026 and October 31, 2025, the current portion of these loans of $4 million was recorded in short-term debt.

15. LONG-TERM DEBT

Senior Notes

The following table summarizes the company’s long-term senior notes:

	April 30, 2026	October 31, 2025
	Amortized Principal	Amortized Principal
	(in millions)
2027 Senior Notes	598	597
2029 Senior Notes	497	497
2030 Senior Notes	498	498
2031 Senior Notes	846	845
2034 Senior Notes	594	593
Total Senior Notes	$3,033	$3,030

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. There have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the six months ended April 30, 2026, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the six months ended April 30, 2026 we repaid $3 million of these loans. As of April 30, 2026 and October 31, 2025, the non-current portion of these loans of $18 million and $20 million, respectively, was recorded in long-term debt.

16. STOCKHOLDERS' EQUITY

Stock Repurchase Programs

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2023 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023. During the three and six months ended April 30, 2025, we repurchased and retired 1.347 million shares for $165 million, excluding applicable excise taxes and 1.997 million shares for $255 million, excluding applicable excise taxes, respectively, under this authorization. As of September 2025, the 2023 repurchase program was completed.

On May 29, 2024, we announced that our board of directors had approved a share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three and six months ended April 30, 2026 we repurchased and retired 550,000 shares for $65 million, excluding excise taxes and 1.600 million shares for $217 million excluding excise taxes, respectively, under this authorization. As of April 30, 2026, we had remaining authorization to repurchase up to approximately $1,732 million of our common stock under the 2024 repurchase program.

Excise Taxes. We record the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our condensed consolidated balance sheet. During the six months ended April 30, 2026, we recorded the applicable excise taxes payable of approximately $1 million and paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the six months ended April 30, 2025, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Cash Dividends on Shares of Common Stock

During the three and six months ended April 30, 2026, we paid cash dividends of $0.255 per common share or $72 million and $0.510 per common share or $144 million, respectively, on the company's common stock. During the three and six months ended April 30, 2025, we paid cash dividends of $0.248 per common share or $70 million and $0.496 per common share or $141 million, respectively, on the company's common stock.

On May 20, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on July 22, 2026, to shareholders of record as of the close of business on June 30, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and post retirement plan costs
Three Months Ended April 30, 2026	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of January 31, 2026	$(246)	$120	$(67)	$9	$(184)
Other comprehensive income (loss) before reclassifications	(18)	—	—	6	(12)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(8)	—	(8)
Tax (expense) benefit	—	—	3	(1)	2
Other comprehensive income (loss)	(18)	—	(5)	5	(18)
As of April 30, 2026	$(264)	$120	$(72)	$14	$(202)

Six Months Ended April 30, 2026

As of October 31, 2025	$(297)	$120	$(64)	$15	$(226)
Other comprehensive income (loss) before reclassifications	33	—	4	(4)	33
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(15)	2	(13)
Tax (expense) benefit	—	—	3	1	4
Other comprehensive income (loss)	33	—	(8)	(1)	24
As of April 30, 2026	$(264)	$120	$(72)	$14	$(202)

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended April 30, 2026 and 2025 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Unrealized gain (loss) on derivatives	—	3	(1)	6	Cost of products
Unrealized gain (loss) on derivatives	—	(1)	(1)	(1)	Interest expense
	—	2	(2)	5	Total before income tax
	—	(1)	1	(2)	(Provision) benefit for income tax
	—	1	(1)	3	Total net of income tax
Net defined benefit pension cost and post retirement plan costs:

Actuarial net gain (loss)	8	6	15	6	Other income (expense), net
	8	6	15	6	Total before income tax
	(3)	(2)	(4)	(2)	(Provision) benefit for income tax
	5	4	11	4	Total net of income tax

Total reclassifications for the period	$5	$5	$10	$7

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
A description of our three reportable segments is as follows:
Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our electrophoresis and cell phenotyping business delivers end-to-end workflow solutions (including instruments, reagents,

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
consumables, and software) for nucleic acid quality control and multiparametric cell analysis. These offerings support next-generation sequencing accuracy and enable live-cell imaging, metabolism analysis, and flow cytometry across clinical and life science research applications. Third, our cell imaging and metabolism business provides integrated instruments, reagents, software, and labware for automated imaging, metabolic analysis, plate reading, and dispensing, supporting applications across immunology, oncology, drug discovery, and translational research. Fourth, our Agilent Advanced Therapeutics business (formerly known as our specialty contract development and manufacturing organization ("CDMO") business) provides good manufacturing practice compliant services and manufacturing of synthesized oligonucleotides used as active pharmaceutical ingredients in nucleic acid-based drugs, alongside capabilities in microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and broader nucleic acid biomanufacturing. Fifth, our pathology solutions business delivers products for cancer diagnostics and anatomic pathology workflows, including immunohistochemistry, in situ hybridization, hematoxylin and eosin, and special staining. The portfolio also includes clinical flow cytometry reagents and bulk antibodies, as well as assay development services for in vitro diagnostics, biotechnology, and pharmaceutical customers. Sixth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, our genomics business provides reagents for next-generation sequencing and array workflows, along with solutions that enable clinical labs to identify disease-associated DNA variants and inform cancer therapy.

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Three Months Ended April 30, 2026:
Net Revenue	$732	$759	$344	$1,835
Segment Expenses (1)
Cost of products and services	337	338	152
Research and development	64	28	24
Selling, general and administrative	170	151	88
Reportable segment income from operations	$161	$242	$80	$483

Three Months Ended April 30, 2025:
Net Revenue	$654	$713	$301	$1,668
Segment Expenses (1)
Cost of products and services	309	317	140
Research and development	59	27	23
Selling, general and administrative	157	138	79
Reportable segment income from operations	$129	$231	$59	$419

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Share-Based Compensation Expense		Depreciation Expense
	Three Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Life Sciences and Diagnostics Markets	$11	$9	$26	$24
Agilent CrossLab	$12	$11	$14	$14
Applied Markets	$6	$5	$7	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Six Months Ended April 30, 2026:
Net Revenue	$1,411	$1,517	$705	$3,633
Segment Expenses (1)
Cost of products and services	673	678	309
Research and development	129	56	48
Selling, general and administrative	339	301	175
Reportable segment income from operations	$270	$482	$173	$925

Six Months Ended April 30, 2025:
Net Revenue	$1,301	$1,409	$639	$3,349
Segment Expenses (1)
Cost of products and services	614	623	290
Research and development	122	53	46
Selling, general and administrative	319	281	160
Reportable segment income from operations	$246	$452	$143	$841

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Share-Based Compensation Expense		Depreciation Expense
	Six Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Life Sciences and Diagnostics Markets	$25	$24	$52	$47
Agilent CrossLab	$28	$27	$28	$28
Applied Markets	$13	$13	$13	$12

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Total reportable segment income from operations	$483	$419	$925	$841
Unallocated costs:
Amortization of intangible assets related to business combinations	(19)	(27)	(38)	(55)
Acquisition and integration costs	(12)	(3)	(15)	(12)
Transformational initiatives	(39)	(24)	(58)	(30)
Restructuring and other related costs	(8)	(56)	(28)	(57)
Other	(6)	(9)	(34)	(11)
Total unallocated costs	(84)	(119)	(173)	(165)
Income from operations	399	300	752	676
Interest income	13	14	28	29
Interest expense	(25)	(29)	(50)	(57)
Other income (expense), net	21	(25)	42	(21)
Income before taxes, as reported	$408	$260	$772	$627

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding growth opportunities, including for and in our end markets, new product and service introductions, the position and strength of our businesses, products and services, market demand for and adoption of our products and solutions, the ability of our products and solutions to address customer needs and meet industry requirements, our focus on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements, leveraging our product platforms to maximize growth, our investments, including in manufacturing infrastructure, research and development and expanding and improving our applications and solutions portfolios, expanding our position in developing countries and emerging markets, our contributions to our defined benefit plans, our hedging programs and other actions to offset the effects of foreign currency and interest rate movements, our future effective tax rate, unrecognized tax benefits, reimbursement incentives, our ability to satisfy our liquidity requirements, including through cash generated from operations, the potential impact of adopting new accounting pronouncements, indemnification obligations, our sales, our purchase commitments, our capital expenditures, the integration, effects and timing of our acquisitions and other transactions, expense reduction and other results from our restructuring programs and other cost saving initiatives, our stock repurchase program and dividends, the effects of geopolitical tensions, macroeconomic and market conditions, including relating to or arising from changes to tariffs, import/export or trade policies, the recovery and health of our end markets, seasonality, mix, future financial results, our operating margin, our geographical diversification, interest rates, inflationary pressures and local regulations and restrictions, that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Part II Item 1A and elsewhere in this Form 10-Q.

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

Pending Acquisition. On March 6, 2026, we entered into a definitive agreement to acquire 100 percent of the outstanding capital stock of BC Midco I, Inc. (“Biocare”) for an aggregate purchase price of approximately $950 million in cash. Biocare is a leading provider of clinical and research solutions, and will be included within our Life Sciences and Diagnostics Markets segment. The acquisition is subject to legal and regulatory approvals and customary closing conditions. The financial results of Biocare will be included within our financial results from the date of close, which may occur in our third quarter or no later than the end of fiscal year 2026.

Global Tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. While we have submitted claims for refunds related to certain eligible tariffs paid, the timing and approval of any refunds are uncertain and contingent upon further legal, regulatory, and administrative developments. We will assess the recoverability of these tariffs and will account for any such refunds by applying the gain contingency model. As of April 30, 2026, no refund receivable has been recorded.

While tariffs remain dynamic, we have mitigated the adverse impact related to our cost of revenue during the three and six months ended April 30, 2026 through our continued mitigation strategies such as supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. We will continue to monitor judicial rulings and evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Middle East Conflict. The recent escalation of geopolitical tensions in the Middle East and surrounding regions has increased global economic uncertainty and disruptions to global energy supply chains resulting in inflationary pressures. The Middle East conflict did not have a material impact on our results of operations through the second quarter of fiscal year 2026 as a result of leveraging a series of mitigation strategies developed in response to the ongoing tariff pressures. As the situation is rapidly changing, we will continue to monitor the potential impact that this conflict may have on our business.

Actual Results

Net revenue of $1,835 million and $3,633 million for the three and six months ended April 30, 2026 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 4 percentage point and a 3 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2026, revenue growth came from all of our segments, all geographic regions and most of our key end markets we serve when compared to the same periods last year.

Revenue generated by our Life Sciences and Diagnostics Markets segment for the three and six months ended April 30, 2026 increased 12 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 3 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Revenue generated by our Agilent CrossLab segment for the three and six months ended April 30, 2026 increased 6 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 4 percentage point favorable impact in both periods when compared to the same periods last year.
Revenue generated by our Applied Markets segment for the three and six months ended April 30, 2026 increased 14 percent and 10 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026, had a 3 percentage point favorable impact in both periods when compared to the same periods last year.

Net income for the three and six months ended April 30, 2026 was $339 million and $644 million, respectively, compared to net income of $215 million and $533 million for the corresponding periods last year. In the six months ended April 30, 2026, cash provided by operations was $545 million compared to cash provided by operations of $652 million in the same period last year.

Dividends. During the three and six months ended April 30, 2026, we paid cash dividends of $0.255 per common share or $72 million and $0.510 per common share or $144 million, respectively, on the company's common stock. During the three and six months ended April 30, 2025, we paid cash dividends of $0.248 per common share or $70 million and $0.496 per common share or $141 million, respectively, on the company's common stock.

On May 20, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on July 22, 2026, to shareholders of record as of the close of business on June 30, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. In September of 2025, we completed the 2023 repurchase program. During the three and six months ended April 30, 2025, we repurchased and retired 1.347 million shares for $165 million, excluding applicable excise taxes and 1.997 million shares for $255 million, excluding applicable excise taxes, respectively, under this authorization.

2024 Repurchase Program. On May 29, 2024, we announced that our board of directors had approved a share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three and six months ended April 30, 2026, we repurchased and retired 550,000 shares for $65 million, excluding excise taxes and 1.600 million shares for $217 million excluding excise taxes, respectively, under this authorization. As of April 30, 2026, we had remaining authorization to repurchase up to approximately $1,732 million of our common stock under the 2024 repurchase program.

Excise Taxes on Shares Repurchased. During the six months ended April 30, 2026, we recorded the applicable excise taxes payable of approximately $1 million and paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the six months ended April 30, 2025, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. After an extended period of constrained capital spending, many customers' ability to spend capital budgets has begun to normalize, with the exception of customers receiving funding from the U.S. federal government. We remain optimistic about the long-term health of our key end markets. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and six months ended April 30, 2026 through our continued mitigation strategies such as supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. We will continue to monitor judicial rulings and evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

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

Restructuring and Other Related costs

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. These actions impact all three of our business segments. The costs associated with this restructuring plan were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring program is estimated to result in the reduction of approximately $90 million to $95 million in annual cost of revenue and operating expenses over our three business segments.

A summary of our aggregate liability relating to the fiscal year 2025 restructuring plan and the total restructuring expense since inception of the plan are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	$5

Total restructuring expense since inception of FY25 Plan	$109

In connection with the FY25 Plan, we have recorded approximately $8 million and $28 million, respectively, in restructuring and other related costs in the three and six months ended April 30, 2026. The restructuring liability of $5 million at April 30, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays. We expect to substantially complete these restructuring activities by the end of fiscal year 2026.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$3	$15	$8	$15
Research and development	—	3	—	3
Selling, general and administrative(1)	5	38	20	39
Total restructuring expense	$8	$56	$28	$57
___________________________________________________________________________________________________
(1) For the six months ended April 30, 2025, selling, general and administrative expense includes restructuring expense of $1 million related to the fiscal year 2024 restructuring plan that was completed in fiscal year 2025.

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth for the six months ended April 30, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses or vice versa. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenue, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
	(in millions)
Net revenue:
Products	$1,305	$1,186	$2,578	$2,386	10%	8%
Services and other	530	482	1,055	963	10%	10%
Total net revenue	$1,835	$1,668	$3,633	$3,349	10%	8%

Net revenue for the three and six months ended April 30, 2026 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 4 percentage point and a 3 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2026, revenue growth came from all of our segments, all geographic regions and most of our key end markets we serve when compared to the same periods last year.

Revenue from products for the three and six months ended April 30, 2026 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. In the three months ended April 30, 2026, product revenue increased in most of our businesses led by strong revenue growth from our liquid chromatography, pathology, spectroscopy and Agilent Advanced Therapeutics businesses (formerly known as our specialty contract development and manufacturing organization ("CDMO") business) when compared to the same period last year. In the six months ended April 30, 2026, product revenue increased in most of our businesses led by strong revenue growth in our liquid chromatography, spectroscopy, pathology, consumables and Agilent Advanced Therapeutics businesses when compared to the same period last year.

Services and other revenue for the three and six months ended April 30, 2026 increased 10 percent in both periods when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and our Agilent Advanced Therapeutics businesses. For the three and six months ended April 30, 2026, service revenue increases reflected strong growth from contract repair, consulting and preventative maintenance services.

Net Revenue By Segment

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$732	$654	$1,411	$1,301	12%	8%
Agilent CrossLab	759	713	1,517	1,409	6%	8%
Applied Markets	344	301	705	639	14%	10%
Total net revenue	$1,835	$1,668	$3,633	$3,349	10%	8%

Revenue in the Life Sciences and Diagnostics Markets segment for the three and six months ended April 30, 2026 increased 12 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 3 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2026, revenue growth was strong in the pharmaceutical and the diagnostics and clinical markets partially offset by declines in revenue in the academia and government market when compared to the same periods last year. Within applied markets, we saw strong revenue growth in the chemical and advanced materials market partially offset by moderate declines in the food market when compared to the same periods last year.

Revenue in the Agilent CrossLab segment for the three and six months ended April 30, 2026 increased 6 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 4 percentage point favorable impact in both periods when compared to the same periods last year. For the three and six months ended April 30, 2026, we saw revenue growth across all of our end markets led by strong growth in the pharmaceutical and chemical and advanced materials markets when compared to the same periods last year.

Revenue in the Applied Markets segment for the three and six months ended April 30, 2026 increased 14 percent and 10 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 3 percentage point favorable impact in both periods when compared to the same periods last year. For the three months ended April 30, 2026, we saw significant revenue growth in the chemical and advanced materials and environmental and forensics markets when compared to the same period last year. Within life sciences markets, we saw strong revenue growth in the pharmaceutical market when compared to the same period last year. For the six months ended April 30, 2026, we saw significant revenue growth in the chemical and advanced materials and environmental and forensics markets partially offset by a decline in the food market when compared to the same period last year.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Total gross margin	54.0%	51.9%	53.3%	52.7%	2 ppts	1 ppt
Research and development	$126	$112	$243	$225	13%	8%
Selling, general and administrative	$465	$454	$941	$864	2%	9%
Operating margin	21.7%	18.0%	20.7%	20.2%	4 ppts	1 ppts
Income from operations	$399	$300	$752	$676	33%	11%

Total gross margin for the three and six months ended April 30, 2026 increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three months ended April 30, 2026 was overall favorably impacted by higher sales volume, targeted price increases, lower restructuring expense and lower intangible amortization expense partially offset by wage increases and higher variable pay when compared to the same period last year. Gross margin for the six months ended April 30, 2026 was overall favorably impacted by higher sales volume, targeted price increases, lower restructuring expense and lower intangible amortization expense partially offset by higher tariffs, unfavorable business mix (including lower gross margin from our Agilent Advanced Therapeutics business), wage increases and higher variable pay when compared to the same period last year.

Research and development expenses for the three and six months ended April 30, 2026 increased 13 percent and 8 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2026 increased due to transformational initiatives, wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by lower restructuring expenses and savings from restructuring programs.

Selling, general and administrative expenses for the three and six months ended April 30, 2026 increased 2 percent and 9 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2026 increased due to wage increases, higher variable pay, commissions, corporate infrastructure expenses, transformation initiatives, acquisition costs and the unfavorable impact of currency movements partially offset by lower restructuring expenses and savings from restructuring programs when compared to the same periods last year.

Total operating margin for the three and six months ended April 30, 2026 increased 4 percentage points and approximately 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended April 30, 2026 was favorably impacted primarily by higher sales volume and lower restructuring expenses partially offset by higher wages, variable pay and transformational initiatives. Operating margin for the six months ended April 30, 2026 was impacted primarily by higher sales volume and lower restructuring expenses partially offset by higher wages, tariffs and corporate infrastructure costs.

Income from operations for the three and six months ended April 30, 2026 increased $99 million or 33 percent and increased $76 million or 11 percent, respectively, on a corresponding revenue increase of $167 million and $284 million, respectively.

At April 30, 2026 and 2025 our headcount was approximately 18,000 employees.

Other income (expense), net

For the three months ended April 30, 2026, other income (expense), net of $21 million income includes income of $16 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the six months ended April 30, 2026, other income (expense), net of $42 million income includes income of $32 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $6 million. The costs associated with these services are reported within income from operations.

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

For the six months ended April 30, 2025, other income (expense), net of $21 million expense includes a net loss of $27 million on equity securities, $15 million loss on impairment of investments and income of $26 million related to the defined benefit retirement and post-retirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $6 million. The costs associated with these services are reported within income from operations. For the six months ended April 30, 2025, other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan.

Income Taxes

For the three and six months ended April 30, 2026, our income tax expense was $69 million with an effective tax rate of 16.9 percent and $128 million with an effective tax rate of 16.6 percent, respectively. For the three and six months ended April 30, 2026, there were no significant discrete items.

For the three and six months ended April 30, 2025, our income tax expense was $45 million with an effective tax rate of 17.3 percent and $94 million with an effective tax rate of 15.0 percent, respectively. For the three and six months ended April 30, 2025, there were no significant discrete items.

In the U.S., tax years remain open back to the year 2022 for federal income tax purposes and 2021 for significant states. In other major jurisdictions where we conduct business, the tax years generally remain open back to the year 2016.

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow for the three or six months ended April 30, 2026.

Segment Overview

We have three business segments - Life Sciences and Diagnostics Markets, Agilent CrossLab and Applied Markets, each of which comprises a reportable segment.

Life Sciences and Diagnostics Markets

Our Life Sciences and Diagnostics Markets segment is comprised of seven areas of activity. We provide active pharmaceutical ingredients for oligo-based therapeutics as well as solutions that include reagents, instruments, software and consumables, which enable customers in the clinical and life sciences research areas to interrogate samples at the cellular and molecular level. First, our liquid chromatography and liquid chromatography mass spectrometry businesses enable customers in the clinical and life sciences research areas to interrogate samples at the molecular and cellular level. Second, our electrophoresis and cell phenotyping business delivers end-to-end workflow solutions (including instruments, reagents, consumables, and software) for nucleic acid quality control and multiparametric cell analysis. These offerings support next-generation sequencing accuracy and enable live-cell imaging, metabolism analysis, and flow cytometry across clinical and life science research applications. Third, our cell imaging and metabolism business provides integrated instruments, reagents, software, and labware for automated imaging, metabolic analysis, plate reading, and dispensing, supporting applications across immunology, oncology, drug discovery, and translational research. Fourth, our Agilent Advanced Therapeutics business (formerly known as our specialty contract development and manufacturing organization ("CDMO") business) provides good manufacturing practice compliant services and manufacturing of synthesized oligonucleotides used as active pharmaceutical ingredients in nucleic acid-based drugs, alongside capabilities in microbial fermentation, bioreagents, highly potent active pharmaceutical ingredients, peptide purification and broader nucleic acid biomanufacturing. Fifth, our pathology solutions business delivers products for cancer diagnostics and anatomic pathology workflows, including immunohistochemistry, in situ hybridization, hematoxylin and eosin, and special staining. The portfolio also includes clinical flow cytometry reagents and bulk antibodies, as well as assay development services for in vitro diagnostics, biotechnology, and pharmaceutical customers. Sixth, we also collaborate with several major pharmaceutical companies to develop new potential tissue pharmacodiagnostics, also known as companion diagnostics, which may be used to identify patients most likely to benefit from a specific targeted therapy. Finally, our genomics business provides reagents for next-generation sequencing and array workflows, along with solutions that enable clinical labs to identify disease-associated DNA variants and inform cancer therapy.

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$732	$654	$1,411	$1,301	12%	8%

Life Sciences and Diagnostics Markets segment revenue for the three and six months ended April 30, 2026 increased 12 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 3 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2026 increased 12 percent in the Americas with a 1 percentage point favorable currency impact, increased 21 percent in Europe with a 10 percentage point favorable currency impact and increased 2 percent in Asia Pacific with a 2 percentage point favorable currency impact compared to the same period last year. For the three months ended April 30, 2026, the revenue increase in the Americas was driven by strong growth across almost all of our businesses with modest revenue growth in our cell imaging and metabolism; and electrophoresis and cell phenotyping businesses. Revenue increased in Europe driven by strong growth from all of our businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, pathology and genomics businesses, and moderate growth in our electrophoresis and cell phenotyping; and liquid chromatography mass spectrometry businesses, partially offset by declines in our cell imaging and metabolism business.

Revenue for the six months ended April 30, 2026 increased 5 percent in the Americas with a 1 percentage point favorable currency impact, increased 14 percent in Europe with a 9 percentage point favorable currency impact and increased 9 percent in Asia Pacific with a 1 percentage point favorable currency impact compared to the same period last year. For the six months ended April 30, 2026, the revenue increase in the Americas was driven by strong growth across most of our businesses partially offset by declines in revenue from our cell imaging and metabolism; electrophoresis and cell phenotyping; and liquid chromatography mass spectrometry businesses. Revenue increased in Europe driven by strong growth from all of our businesses partially offset by declines in revenue from our cell imaging and metabolism business. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, pathology and electrophoresis and cell phenotyping businesses, partially offset by declines in revenue from our cell imaging and metabolism and genomics businesses.

For the three and six months ended April 30, 2026, revenue growth was strong in the pharmaceutical and the diagnostics and clinical markets partially offset by declines in revenue in the academia and government market when compared to the same periods last year. Strong revenue growth in the pharmaceutical market was led by revenue from our liquid chromatography and liquid chromatography mass spectrometry and our Agilent Advanced Therapeutics businesses. Revenue growth was strong in the diagnostics and clinical market led by revenue from our pathology, genomics and companion diagnostics businesses. The decline in revenue in the academia and government market was driven by revenue declines in our cell analysis and liquid chromatography and liquid chromatography mass spectrometry businesses. Within applied markets, we saw strong revenue growth in the chemical and advanced materials market led by revenue from our liquid chromatography and liquid chromatography mass spectrometry businesses when compared to the same periods last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and six months ended April 30, 2026. We remain optimistic about long-term growth in our end markets and continue investing to enhance our applications and solutions portfolio. The rising demand for several of the modalities provided by our Agilent Advanced Therapeutics business positions us well to serve expanding customer demand. By leveraging our liquid chromatography and liquid chromatography mass spectrometry platforms, we are driving growth across key markets and remain optimistic about long-term life sciences opportunities. Our diagnostic and clinical markets continue to grow with the OMNIS platforms. We will continue investing in research and development, advancing our applications and solutions portfolio, and expanding our position in developing and emerging markets.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	54.1%	52.8%	52.3%	52.8%	1 ppt	(1) ppt
Research and development	$64	$59	$129	$122	8%	6%
Selling, general and administrative	$170	$157	$339	$319	8%	7%
Operating margin	22.0%	19.7%	19.1%	18.9%	2 ppts	—
Income from operations	$161	$129	$270	$246	25%	10%

Gross margin for products and services for the three and six months ended April 30, 2026, increased 1 percentage point and decreased approximately 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three months ended April 30, 2026 was impacted mainly by higher sales volume, price increases, decreased tariffs, favorable business mix (net of lower gross margin from our Agilent Advanced Therapeutics business) and savings from restructuring programs partially offset by increased warranty expenses, wage increases and higher variable pay. Gross margin for the six months ended April 30, 2026 was impacted mainly by higher tariffs, unfavorable business mix (including lower gross margin from our Agilent Advanced Therapeutics business), increased warranty expenses, wage increases and higher variable pay which was partially offset by higher sales volume, price increases and savings from restructuring programs.

Research and development expenses for the three and six months ended April 30, 2026, increased 8 percent and 6 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2026 increased primarily due to wage increases, higher variable pay and the unfavorable impact of currency movements, partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three and six months ended April 30, 2026, increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2026, increased due to wage increases, higher variable pay, higher commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for products and services for the three and six months ended April 30, 2026 increased 2 percentage points and was relatively flat, respectively, when compared to the same periods last year. Operating margin for products and services for the three months ended April 30, 2026, was impacted mainly by higher sales volume, price increases, decreased tariffs, favorable business mix (net of lower gross margin from our Agilent Advanced Therapeutics business) partially offset by increased warranty expenses, wage increases and higher variable pay. Operating margin for products and services for the six months ended April 30, 2026, was impacted mainly by higher sales volume, price increases and savings from restructuring programs offset by increased tariffs, unfavorable business mix (including lower gross margin from our Agilent Advanced Therapeutics business), increased warranty expenses, wage increases and higher variable pay and higher commissions.

Income from operations for the three and six months ended April 30, 2026 increased $32 million or 25 percent and increased $24 million or 10 percent, respectively, on a corresponding revenue increase of $78 million and $110 million, respectively.
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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$759	$713	$1,517	$1,409	6%	8%

Agilent CrossLab segment revenue for the three and six months ended April 30, 2026 increased 6 percent and 8 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 4 percentage point favorable impact in both periods when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2026 increased 7 percent in the Americas with a 1 percentage point favorable currency impact, increased 15 percent in Europe with an 11 percentage point favorable currency impact and decreased 1 percent in Asia Pacific with a 2 percentage point favorable currency impact compared to the same period last year. For the three months ended April 30, 2026, revenue growth in the Americas was driven by strength in all our businesses compared to the same period last year. Revenue growth in Europe was driven by strength in our repair, maintenance and compliance services and consumables businesses. Revenue decline in Asia Pacific was driven by lower demand in China within consumables business when compared to the increased demand we saw in the prior year primarily in China in response to the tariff announcements. Revenue decline in Asia Pacific was partially offset by growth in repair, maintenance and compliance services when compared to the same period last year.

Revenue for the six months ended April 30, 2026 increased 6 percent in the Americas with a 1 percentage point favorable currency impact, increased 15 percent in Europe with a 10 percentage point favorable currency impact and increased 4 percent in Asia Pacific with a 1 percentage point favorable currency impact compared to the same period last year. For the three months ended April 30, 2026, revenue growth in Americas was driven by strength in all our businesses compared to the same period last year. Revenue growth in Europe was driven by strength in our consumables and repair, maintenance and compliance services businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by repair, maintenance and compliance services, and our automation solutions businesses when compared to the same period last year.

For the three months ended April 30, 2026, revenue growth was strong in the pharmaceutical, chemical and advanced materials, environmental and forensics, and diagnostics and clinical markets and modest in the food and academia and government markets. Strong revenue growth in the pharmaceutical market was driven by strength in our repair, maintenance and compliance services. Strong revenue growth in the chemical and advanced materials and environmental and forensics market was driven by our consumables business, and repair, maintenance and compliance services. Strong revenue growth in the diagnostics and clinical markets was driven by strength in all our businesses when compared to the same period last year. Modest revenue growth in the food market was driven by strength in our repair, maintenance and compliance services, partially offset by weakness in our consumables business. Modest revenue growth in the academia and government markets was driven by our software and informatics business when compared to the same period last year.

For the six months ended April 30, 2026, revenue growth was strong across all our end markets. Strong revenue growth in the pharmaceutical, chemical and advanced materials, food and environmental and forensics markets was driven by our repair, maintenance and compliance services, and consumables business when compared to the same period last year. Strong revenue growth in the diagnostics and clinical market was driven by strength in all our businesses when compared to the same period last year. Strong revenue growth in the academia and government markets was driven by our software and informatics, and consumables businesses when compared to the same period last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and six months ended April 30, 2026. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	55.5%	55.5%	55.3%	55.8%	—	(1) ppt
Research and development	$28	$27	$56	$53	4%	5%
Selling, general and administrative	$151	$138	$301	$281	9%	7%
Operating margin	32.0%	32.4%	31.8%	32.1%	—	—
Income from operations	$242	$231	$482	$452	5%	7%

Gross margin for the three and six months ended April 30, 2026 was flat and decreased approximately 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three months ended April 30, 2026 was impacted by higher sales volume, price increases, lower corporate infrastructure expenses and savings from restructuring programs offset by wage increases, higher variable pay and higher tariffs and shipping costs. Gross margin for the six months ended April 30, 2026 was impacted by wage increases, higher variable pay, higher tariffs and shipping costs partially offset by higher sales volume, price increases, lower corporate infrastructure expenses and savings from restructuring programs.

Research and development expenses for the three and six months ended April 30, 2026 increased 4 percent and 5 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2026 increased due to wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three and six months ended April 30, 2026 increased 9 percent and 7 percent, respectively, when compared to the same periods last year. For the three and six months ended April 30, 2026, selling, general and administrative expenses increased due to wage increases, higher variable pay, higher commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for products and services for the three and six months ended April 30, 2026 was relatively flat in both periods when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2026 was impacted primarily by higher sales volume, price increases offset by wage increases, higher variable pay, tariffs and shipping costs.

Income from operations for the three and six months ended April 30, 2026 increased $11 million or 5 percent and increased $30 million or 7 percent, respectively, on a corresponding revenue increase of $46 million and $108 million, respectively.

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

Net Revenue

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$344	$301	$705	$639	14%	10%

Applied Markets segment revenue for the three and six months ended April 30, 2026 increased 14 percent and 10 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and six months ended April 30, 2026 had a 3 percentage point favorable impact in both periods when compared to the same periods last year.

Geographically, revenue for the three months ended April 30, 2026 increased 34 percent in the Americas with a 1 percentage point favorable currency impact, increased 16 percent in Europe with a 9 percentage point favorable currency impact and increased 2 percent in Asia Pacific with a 1 percentage point favorable currency impact when compared to the same period last year. Revenue growth in the Americas was driven by strength in our spectroscopy, gas chromatography and remarketed businesses. Revenue growth in Europe was driven by strength in our spectroscopy, gas chromatography and gas chromatography mass spectrometry businesses. Revenue growth in Asia Pacific was driven by strength in our gas chromatography, remarketed instruments and vacuum businesses partially offset by weakness in our spectroscopy and gas chromatography mass spectrometry businesses.

Revenue for the six months ended April 30, 2026 increased 17 percent in the Americas with a 1 percentage point favorable currency impact, increased 16 percent in Europe with an 8 percentage point favorable currency impact and increased 3 percent in Asia Pacific with a 1 percentage point favorable currency impact when compared to the same period last year. Revenue growth in the Americas was driven by strength in our spectroscopy, vacuum and remarketed instruments businesses. Revenue growth in Europe was driven by strength across all our businesses led by our gas chromatography business when compared to the same period last year. Revenue growth in Asia Pacific was driven by strength in our remarketed instruments, gas chromatography and vacuum businesses partially offset by weakness in our gas chromatography mass spectrometry business.

For the three months ended April 30, 2026, revenue growth was strong in the chemical and advanced materials market, environmental and forensics and moderate in the food market. Strong revenue growth in the chemical and advanced materials market was driven by strength in all our businesses led by our spectroscopy business when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by strength in our spectroscopy and gas chromatography businesses partially offset by weakness in our gas chromatography mass spectrometry business. Moderate revenue growth in the food market was driven by strength in our gas chromatography and remarketed instruments businesses partially offset by weakness in our gas chromatography mass spectrometry business. Within life sciences markets, we saw strong revenue growth in the pharmaceutical market driven by strength in our gas chromatography and remarketed instruments businesses when compared to the same period last year.

For the six months ended April 30, 2026, revenue growth was strong in the chemical and advanced materials market, environmental and forensics and declined moderately in the food market. Strong revenue growth in the chemical and advanced materials market was driven by strength in all our businesses when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by strength in our spectroscopy, gas chromatography and remarketed instruments businesses partially offset by weakness in our gas chromatography mass spectrometry business. Moderate revenue decline in the food market was driven by weakness in our gas chromatography mass spectrometry business partially offset by strength in remarketed instruments business. Within life sciences markets, we saw strong revenue growth in the pharmaceutical market driven by strength in our gas chromatography and remarketed instruments businesses partially offset by weakness in our spectroscopy business. Moderate revenue growth in the academia and government market was driven by strength in our gas chromatography mass spectrometry, remarketed instruments and gas chromatography businesses when compared to the same period last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and six months ended April 30, 2026. We remain optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Six Months Ended		Year over Year Change
	April 30,		April 30,		Three	Six
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	55.8%	53.5%	56.1%	54.7%	2 ppts	1 ppt
Research and development	$24	$23	$48	$46	3%	4%
Selling, general and administrative	$88	$79	$175	$160	11%	9%
Operating margin	23.3%	19.5%	24.6%	22.4%	4 ppts	2 ppts
Income from operations	$80	$59	$173	$143	36%	21%

Gross margin for the three and six months ended April 30, 2026, increased 2 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and six months ended April 30, 2026 increased due to higher sales volume, favorable business mix, lower corporate infrastructure costs, and savings from restructuring programs partially offset by higher tariffs, shipping costs and wage increases.

Research and development expenses for the three and six months ended April 30, 2026, increased 3 percent and 4 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and six months ended April 30, 2026 increased due to wage increases, higher variable pay and the unfavorable impact of currency movements, partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three and six months ended April 30, 2026, increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and six months ended April 30, 2026 increased due to wage increases, higher variable pay, higher commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for the three and six months ended April 30, 2026 increased 4 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Operating margin for the three and six months ended April 30, 2026 was impacted primarily by higher sales volume partially offset by wage increases, higher variable pay, tariffs and shipping costs.

Income from operations for the three and six months ended April 30, 2026, increased $21 million or 36 percent and increased $30 million or 21 percent, respectively, on a corresponding revenue increase of $43 million and $66 million, respectively.

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

Our financial position as of April 30, 2026 consisted of cash and cash equivalents of $1,807 million as compared to $1,789 million as of October 31, 2025.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $545 million for the six months ended April 30, 2026 compared to net cash provided by operating activities of $652 million for the same period in 2025. In the six months ended April 30, 2026, we paid approximately $150 million under our variable and incentive pay programs as compared to $98 million paid for the same period in 2025. Net cash paid for income taxes in the six months ended April 30, 2026 was $320 million compared to net cash paid for income taxes of $248 million for the same period in 2025.

In the six months ended April 30, 2026, accounts receivable used cash of $6 million compared to cash used of $27 million for the same period in 2025. Days’ sales outstanding ("DSO") as of April 30, 2026 was 73 days when compared to 74 days as of April 30, 2025. Cash used by inventory was $85 million for the six months ended April 30, 2026 compared to cash used of $41 million for the same period in 2025. Inventory days on-hand was 116 days as of April 30, 2026 compared to 111 days as of April 30, 2025. In the six months ended April 30, 2026, accounts payable provided cash of $54 million compared to cash used of $27 million for the same period in 2025.
We contributed approximately $10 million and $9 million to our defined benefit plans in the six months ended April 30, 2026 and 2025, respectively. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $11 million to our defined benefit plans during the remainder of 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $170 million for the six months ended April 30, 2026 as compared to net cash used in investing activities of $208 million in the same period of 2025.

Investments in property, plant and equipment were $169 million for the six months ended April 30, 2026 compared to $211 million in the same period of 2025. We expect that total capital expenditures for the current year will be approximately $450 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our advanced therapeutics manufacturing capacity in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion and reimbursement process are complete.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended April 30, 2026 was $366 million compared to net cash used in financing activities of $296 million for the same period of 2025.

Treasury Stock Repurchases. In September of 2025, we completed the 2023 repurchase program. During the six months ended April 30, 2025, we repurchased and retired 1.997 million shares for $255 million, excluding applicable excise taxes under this authorization.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the six months ended April 30, 2026, we repurchased and retired 1.600 million shares for $217 million excluding excise taxes under this authorization. As of April 30, 2026, we had remaining authorization to repurchase up to approximately $1,732 million of our common stock under the 2024 repurchase program.

Excise Taxes on Share Repurchases. During the six months ended April 30, 2026, we recorded the applicable excise taxes payable of approximately $1 million and paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the six months ended April 30, 2025, we paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Dividends. During the six months ended April 30, 2026 and 2025, we paid cash dividends of $0.510 per common share or $144 million, and $0.496 per common share or $141 million, respectively, on the company's common stock.

On May 20, 2026, our board of directors declared a quarterly dividend of $0.255 per share of common stock or approximately $72 million which will be paid on July 22, 2026, to shareholders of record as of the close of business on June 30, 2026. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the six months ended April 30, 2026 and 2025, we had no borrowings or repayments under these credit facilities. As of April 30, 2026, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit Agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the six months ended April 30, 2026 and 2025, we had no borrowings or repayments under this credit facility. As of April 30, 2026, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the six months ended April 30, 2026.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the six months ended April 30, 2026, we borrowed and repaid $360 million under our commercial paper program compared to borrowings of $882 million and repayments of $782 million in the same period in 2025. As of April 30, 2026 we had no borrowings outstanding under our U.S. commercial paper program.

Other Loans. We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the six months ended April 30, 2026, we repaid $3 million of these loans. As of April 30, 2026, the current portion of these loans of $4 million was recorded in short-term debt and the non-current portion of $18 million was recorded in long-term debt.

Senior Notes. There have been no changes to the principal, maturity, interest rates and interest payment terms of our outstanding senior notes in the six months ended April 30, 2026 as compared to the senior notes as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other. Our purchase commitments for indirect material and services increased by $13 million from $146 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $21 million from $693 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 to our contractual commitments in the first six months of fiscal year 2026. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of April 30, 2026 and October 31, 2025 include $54 million and $28 million, respectively, related to long-term income tax liabilities. Of these amounts, $24 million and $28 million related to uncertain tax positions as of April 30, 2026 and October 31, 2025, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of April 30, 2026, the remaining $30 million in other long-term liabilities relates to top-up taxes which are due within the next three years.

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

Our operations generate non-functional currency cash flows such as revenue, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 47 percent and 48 percent of our revenue was generated in U.S. dollars during the six months ended April 30, 2026 and 2025, respectively. The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth in the six months ended April 30, 2026 principally as a result of the relative strength of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2026, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of April 30, 2026, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. We regularly evaluate the status of such lawsuits, claims, investigations and proceedings to assess whether a loss is probable and whether there is a reasonable estimate of such loss to determine if an accrual is appropriate. There are no such matters pending that we currently believe are probable and where a loss is reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The overall effect of changes in foreign currency exchange rates had a 3 percentage point favorable impact on revenue growth in the six months ended April 30, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact on our profitability by increasing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

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

Recent and dynamic government rule making and policy changes, as well as ongoing geopolitical instability, could increase our costs, affect our markets and customers and impact our results of operations.

The rapid increase or change in government regulations, including tariffs and proposed tariffs in the geographies and markets in which we operate, could result in significant costs and require modifications in the way we and our customers conduct business. As we and our customers respond to newly enacted rules and legislation and judicial rulings on the legality of such rules and legislations, effects on purchasing behavior and global trade relationships could affect our revenue. Increases in our costs and expenses related to our compliance or mitigation activities and those of our customers and suppliers could have a negative effect on our operating margin. If we are unable to respond to changing regulations in a timely and effective manner, our results of operations could be adversely affected.

In addition, geopolitical instability, including conflicts in the Middle East, and evolving trade regulations, including tariffs, sanctions, and export controls, may restrict our ability to ship products globally or source critical components. These developments can increase costs, disrupt supply chains, and require operational adjustments. Failure to comply with these regulations could result in penalties, loss of export privileges, and reputational harm.

Additionally, our business operations related to our product sales to customers receiving funding from the U.S. federal government could be impacted by a lack of appropriations of additional funding to federal agencies. Inadequate funding for government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, such as actions to greatly reduce the size of the federal workforce, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of the businesses of certain of our customers and our business may rely, which could negatively impact our business.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit Agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of April 30, 2026, we had approximately $3.4 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.3 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of April 30, 2026, we had cash and cash equivalents of approximately $1.8 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that could be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended April 30, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a)	(b)	(c)	(d)
2024 Repurchase Program
February 1, 2026 through February 28, 2026	167,992	$126.74	167,992	$1,776
March 1, 2026 through March 31, 2026	202,254	$113.99	202,254	$1,753
April 1, 2026 through April 30, 2026	179,754	$117.11	179,754	$1,732
Total	550,000	$118.90	550,000	$1,732

(1)On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. As of April 30, 2026, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2026, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on the Company's Current Report on Form 8-K filed on March 20, 2026)*

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 on the Company’s Current Report on Form 8-K filed on March 20, 2026) *

10.1
Transition and General Release Agreement between Bret DiMarco and Agilent Technologies, Inc., dated March 31, 2026 (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on April 3, 2026)* **

10.2	Letter of Terms and Conditions of U.S. Domestic Short Term Assignment Program by and between Adam Elinoff and the Company** ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

* Previously filed.
** Indicates management contract or compensatory plan, contract or arrangement.
*** Certain personally identifiable information has been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 1, 2026	By:	/s/ Adam S. Elinoff
Adam S. Elinoff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	June 1, 2026	By:	/s/ Rodney Gonsalves
Rodney Gonsalves
Vice President, Corporate Controllership
(Principal Accounting Officer)