Form 10-Q
period 2026-07-31
AGILENT TECHNOLOGIES, INC.
filed 2026-09-01
CIK 1090872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2026
OR
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

As of August 26, 2026, the registrant had 281,928,854 shares of common stock, $0.01 par value per share, outstanding.

AGILENT TECHNOLOGIES, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net revenue:
Products	$1,333	$1,230	$3,911	$3,616
Services and other	545	508	1,600	1,471
Total net revenue	1,878	1,738	5,511	5,087
Costs and expenses:
Cost of products	559	577	1,697	1,650
Cost of services and other	277	273	836	784
Total costs	836	850	2,533	2,434
Research and development	123	111	366	336
Selling, general and administrative	475	417	1,416	1,281
Total costs and expenses	1,434	1,378	4,315	4,051
Income from operations	444	360	1,196	1,036
Interest income	15	16	43	45
Interest expense	(29)	(28)	(79)	(85)
Other income (expense), net	14	18	56	(3)
Income before taxes	444	366	1,216	993
Provision for income taxes	82	30	210	124
Net income	$362	$336	$1,006	$869

Net income per share:
Basic	$1.28	$1.18	$3.55	$3.05
Diluted	$1.28	$1.18	$3.55	$3.05

Weighted average shares used in computing net income per share:
Basic	282	284	283	285
Diluted	283	285	283	285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Net income	$362	$336	$1,006	$869
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0, $1, $(2) and $0	(1)	2	(3)	(1)
Amounts reclassified into earnings related to derivative instruments, net of tax expense (benefit) of $0, $2, $1 and $0	(1)	5	—	2
Foreign currency translation, net of tax expense (benefit) of $0, $0, $0 and $0	(24)	(5)	9	30
Net defined benefit pension cost and postretirement plan costs:
Change in actuarial net gain (loss), net of tax expense (benefit) of $(2), $(3), $(5) and $(5)	(5)	(4)	(13)	(8)
Change in net prior service benefit, net of tax expense (benefit) of $0, $0, $0 and $0	—	(1)	—	(1)
Other comprehensive income (loss)	(31)	(3)	(7)	22
Total comprehensive income	$331	$333	$999	$891

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share data)
(Unaudited)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,758	$1,789
Accounts receivable, net	1,478	1,487
Inventory	1,117	1,025
Other current assets	340	293
Total current assets	4,693	4,594
Property, plant and equipment, net	2,134	2,023
Goodwill	5,030	4,473
Other intangible assets, net	906	445
Long-term investments	130	133
Other assets	1,074	1,059
Total assets	$13,967	$12,727
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$608	$570
Employee compensation and benefits	423	443
Deferred revenue	640	624
Short-term debt	304	304
Other accrued liabilities	314	406
Total current liabilities	2,289	2,347
Long-term debt	3,645	3,050
Retirement and postretirement benefits	128	126
Other long-term liabilities	542	463
Total liabilities	6,604	5,986
Commitments and contingencies (Note 13)
Total equity:
Stockholders’ equity:
Preferred stock; $0.01 par value; 125,000,000 shares authorized; none issued and outstanding at July 31, 2026 and October 31, 2025	—	—
Common stock; $0.01 par value; 2,000,000,000 shares authorized; 281,965,813 shares at July 31, 2026 and 283,054,377 shares at October 31, 2025 issued and outstanding	3	3
Additional paid-in-capital	5,681	5,575
Retained earnings	1,912	1,389
Accumulated other comprehensive loss	(233)	(226)
Total stockholders' equity	7,363	6,741
Total liabilities and stockholders' equity	$13,967	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,006	$869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	217
Share-based compensation	105	102
Deferred taxes expense (benefit)	77	(35)
Excess and obsolete inventory related charges	35	30
Net (gain) loss on equity securities	2	28
Asset impairment charges	—	15
Other non-cash (income) expense, net	12	4
Changes in assets and liabilities:
Accounts receivable, net	16	(44)
Inventory	(110)	(72)
Accounts payable	41	(13)
Employee compensation and benefits	(25)	(26)
Other assets and liabilities	(295)	(61)
Net cash provided by operating activities	1,064	1,014

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(249)	(314)
Proceeds from sale of equity securities	—	5
Proceeds from convertible note	—	2
Payments in exchange for convertible note	(3)	(1)
Payments to acquire businesses and intangible assets, net of cash acquired	(950)	4
Net cash used in investing activities	(1,202)	(304)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	63	60
Payments of taxes related to net share settlement of equity awards	(31)	(28)
Payments for repurchase of common stock	(295)	(340)
Payment of excise taxes related to repurchases of common stock	(3)	(10)
Payments of dividends	(216)	(212)
Proceeds from issuance of long-term debt	600	4
Repayments of long-term debt	(4)	(2)
Payments of debt issuance costs	(5)	—
Net proceeds from (repayments of) short-term debt	—	13
Payments of finance lease	(4)	—
Net cash provided by (used in) financing activities	105	(515)

Effect of exchange rate movements	2	10

Net increase (decrease) in cash, cash equivalents and restricted cash	(31)	205

Cash, cash equivalents and restricted cash at beginning of period	1,791	1,332
Cash, cash equivalents and restricted cash at end of period	$1,760	$1,537

Supplemental cash flow information:
Income tax paid, net of refunds received	$376	$304
Interest payments, net of capitalized interest	$47	$55
Net change in property, plant and equipment included in accounts payable and accrued liabilities-increase (decrease)	$(9)	$—
Excise tax on share repurchases, accrued but not paid	$2	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except number of shares in thousands and per share data)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2026	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2026	282,218	$3	$5,629	$1,692	$(202)	$7,122
Components of comprehensive income, net of tax:
Net income	—	—	—	362	—	362
Other comprehensive income (loss)	—	—	—	—	(31)	(31)
Total comprehensive income						331
Cash dividends declared ($0.255 per common share)	—	—	—	(72)	—	(72)
Share-based awards issued, net of tax of $2	360	—	29	—	—	29
Repurchase of common stock, including excise taxes	(612)	—	(9)	(70)	—	(79)
Share-based compensation	—	—	32	—	—	32
Balance as of July 31, 2026	281,966	$3	$5,681	$1,912	$(233)	$7,363

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2026	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2025	283,054	$3	$5,575	$1,389	$(226)	$6,741
Components of comprehensive income, net of tax:
Net income	—	—	—	1,006	—	1,006
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Total comprehensive income						999
Cash dividends declared ($0.765 per common share)	—	—	—	(216)	—	(216)
Share-based awards issued, net of tax of $31	1,124	—	31	—	—	31
Repurchase of common stock, including excise taxes	(2,212)	—	(30)	(267)	—	(297)
Share-based compensation	—	—	105	—	—	105
Balance as of July 31, 2026	281,966	$3	$5,681	$1,912	$(233)	$7,363

	Common Stock				Accumulated Other Comprehensive Loss
Three Months Ended July 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of April 30, 2025	283,936	$3	$5,501	$912	$(280)	$6,136
Components of comprehensive income, net of tax:
Net income	—	—	—	336	—	336
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Total comprehensive income						333
Cash dividends declared ($0.248 per common share)	—	—	—	(71)	—	(71)
Share-based awards issued, net of tax of $4	395	—	25	—	—	25
Repurchase of common stock, including excise taxes	(737)	—	(10)	(75)	—	(85)
Share-based compensation	—	—	32	—	—	32
Balance as of July 31, 2025	283,594	$3	$5,548	$1,102	$(283)	$6,370

	Common Stock				Accumulated Other Comprehensive Loss
Nine Months Ended July 31, 2025	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
Balance as of October 31, 2024	285,193	$3	$5,450	$750	$(305)	$5,898
Components of comprehensive income, net of tax:
Net income	—	—	—	869	—	869
Other comprehensive income (loss)	—	—	—	—	22	22
Total comprehensive income						891
Cash dividends declared ($0.744 per common share)	—	—	—	(212)	—	(212)
Share-based awards issued, net of tax of $28	1,135	—	33	—	—	33
Repurchase of common stock, including excise taxes	(2,734)	—	(37)	(305)	—	(342)
Share-based compensation	—	—	102	—	—	102
Balance as of July 31, 2025	283,594	$3	$5,548	$1,102	$(283)	$6,370

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

Basis of Presentation. We have prepared the accompanying financial data for the three and nine months ended July 31, 2026 and 2025 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. have been condensed or omitted pursuant to such rules and regulations. The October 31, 2025 condensed balance sheet data was derived from audited financial statements but does not include all the disclosures required in audited financial statements by U.S. GAAP. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of our condensed consolidated balance sheets as of July 31, 2026 and October 31, 2025, condensed consolidated statements of comprehensive income for the three and nine months ended July 31, 2026 and 2025, condensed consolidated statements of operations for the three and nine months ended July 31, 2026 and 2025, condensed consolidated statements of cash flows for the nine months ended July 31, 2026 and 2025 and condensed consolidated statements of equity for the three and nine months ended July 31, 2026 and 2025.

Risks and Uncertainties. We are subject to risks common to companies in the analytical instrument industry, such as global economic and financial market conditions, fluctuations in foreign currency exchange rates and fluctuations in customer demand, among others. See Part II, Item 1A, "Risk Factors" for additional discussion of such risks and uncertainties.

On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. While we have submitted additional claims for refunds related to certain eligible tariffs paid, the timing and approval of any remaining refunds are uncertain and contingent upon further legal, regulatory, and administrative developments. Management continues to assess the recoverability of tariffs paid and will continue to recognize any recoveries in accordance with the gain contingency model when it is realized or realizable upon formal acceptance of refund claims submitted.

Additionally, the continued geopolitical tensions in the Middle East and surrounding regions have increased global economic uncertainty and disruptions to global energy supply chains resulting in inflationary pressures. The Middle East conflict did not have a material impact on our results of operations through the third quarter of fiscal year 2026 as a result of leveraging a series of mitigation strategies developed in response to the ongoing tariff pressures. As the situation remains dynamic, we continue to monitor the potential impact that such geopolitical tensions may have on our business.

Acquisition. On June 24, 2026, we acquired 100 percent of the outstanding capital stock of BC Midco I, Inc. (“Biocare”) for a net consideration of $950 million. Biocare is a leading provider of clinical and research solutions and is included within our Life Sciences and Diagnostics Markets segment. The acquisition of Biocare expands our pathology portfolio enabling us to better serve our pathology customers across clinical and research settings. The acquisition has been accounted for in accordance with the authoritative accounting guidance for business combinations. As a result of the acquisition, Biocare became a wholly-owned subsidiary of Agilent. Accordingly, the financial results of Biocare are included within our condensed consolidated financial statements from the date of acquisition. See Note 3, "Acquisitions" for additional information.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Use of Estimates. The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of goodwill and purchased intangible assets, inventory valuation, retirement and postretirement benefit plan assumptions and accounting for income taxes.

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

Leases. As of July 31, 2026 and October 31, 2025, operating lease right-of-use assets where we are the lessee were $187 million and $183 million, respectively, and were included within other assets in the accompanying condensed consolidated balance sheets. The associated operating lease liabilities were $199 million and $189 million as of July 31, 2026 and October 31, 2025, respectively, and were included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Variable Interest Entities. We make a determination upon entering into an arrangement whether an entity in which we have made an investment is considered a Variable Interest Entity ("VIE"). We evaluate our investments in privately held companies on an ongoing basis. We have determined that as of July 31, 2026 and October 31, 2025, there were no VIEs required to be consolidated in our consolidated financial statements because we do not have a controlling financial interest in any of the VIEs in which we have invested nor are we the primary beneficiary. We account for these investments under either the equity method or as equity investments without readily determinable fair value ("RDFV"), depending on the circumstances. We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs and vice-versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

As of July 31, 2026 and October 31, 2025, the total carrying value of investments and loans in privately held companies considered as VIEs was $40 million and $44 million, respectively. The maximum exposure is equal to the carrying value because we do not have future funding commitments. The investments are classified as long-term investments and the loans are classified as other current assets and other assets (depending upon tenure of loan) on the condensed consolidated balance sheets.

Fair Value of Financial Instruments. The carrying values of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities approximate fair value because of their short maturities. The fair value of long-term equity investments which are readily determinable, and which are not accounted for under the equity method are reported at fair value using quoted market prices for those securities when available with gains and losses included in net income. The fair value of long-term equity investments which are not readily determinable, and which are not accounted for under the equity method are reported at cost with adjustments for observable changes in prices or impairments included in net income. As of July 31, 2026, the fair value of our senior notes was $3,749 million with a carrying value of $3,928 million. This compares to the fair value of our senior notes of $3,191 million with a carrying value of $3,330 million as of October 31, 2025. The change in the fair value in the nine months ended July 31, 2026 is primarily due to the increased carrying value of our senior notes of $600 million in aggregate principal amount issued in June 2026, partially offset by increased market interest rates. The fair value was calculated from quoted prices which are primarily Level 1 inputs under the accounting guidance. The fair value of foreign currency contracts used for hedging purposes is estimated internally by using inputs tied to active markets. These inputs, for example, interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. See Note 10, "Fair Value Measurements" for additional information on fair value of financial instruments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 2. NEW ACCOUNTING PRONOUNCEMENTS

There were no additions to the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 except for the following:

In May 2026, the Financial Accounting Standards Board ("FASB") issued new guidance related to environmental credits and environmental credit obligations. The guidance establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The guidance is effective for our fiscal year 2029, including interim periods within that year, with early adoption permitted. We are currently evaluating the effect of adopting this guidance on our condensed consolidated financial statements.

Other amendments to GAAP in the U.S. that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3. ACQUISITION

Acquisition of Biocare

On June 24, 2026, we acquired 100 percent of the outstanding capital stock of BC Midco I, Inc. ("Biocare") for a net consideration paid of $950 million. Biocare is a leading provider of clinical and research solutions and is included within our Life Sciences and Diagnostics Markets segment. The acquisition of Biocare expands our pathology portfolio enabling us to better serve our pathology customers across clinical and research settings. As a result of the acquisition, Biocare became a wholly-owned subsidiary of Agilent. Accordingly, the results of Biocare are included in Agilent's condensed consolidated financial statements from the acquisition date.

The Biocare acquisition was accounted for in accordance with the authoritative accounting guidance for business combinations. The acquired assets and assumed liabilities were recorded at their estimated fair values. We determined the estimated fair values with the assistance of valuations performed by a third-party specialist, discounted cash flow analyses and estimates made by management. We expect to realize revenue synergies, expand the existing sales channels and product development resources, and benefit from the assembled workforce. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Biocare’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction. All goodwill acquired was allocated to the Life Sciences and Diagnostics Markets operating segment and reporting unit as part of the purchase price allocation.

Our acquisition of Biocare is treated as a stock acquisition and therefore is not deductible for United States federal tax purposes.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of June 24, 2026 (in millions):

Purchase Price
Cash paid	$964
Less: Cash acquired	(14)
Net cash consideration	$950

Net assets acquired
Current assets	27
Property, plant and equipment	8
Goodwill	549
Other intangible assets:
Customer relationships	372
Developed technology	145
Trade names	3
Other assets	6
Liabilities assumed	(59)
Deferred tax liability	(101)
Total net assets acquired	$950

Other identifiable intangible assets consist of customer relationships, developed technology, and trade names. These finite-lived intangible assets have estimated useful lives of 15 years for customer relationships and developed technology and 3 years for trade names, resulting in a weighted-average estimated useful life of approximately 15 years.

Supplemental pro forma revenue and net income have not been presented because the effects of the acquisition were not material to our condensed consolidated financial statements.

4. REVENUE

The following table presents the company’s total revenue and segment revenue disaggregated by geographical region:

	Three Months Ended July 31,
	2026				2025
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$369	$289	$103	$761	$316	$274	$93	$683
Europe	201	221	82	504	201	212	79	492
Asia Pacific	176	276	161	613	153	258	152	563
Total	$746	$786	$346	$1,878	$670	$744	$324	$1,738

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Nine Months Ended July 31,
	2026				2025
	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Revenue by Region
Americas	$1,039	$851	$313	$2,203	$953	$805	$272	$2,030
Europe	618	658	264	1,540	568	594	235	1,397
Asia Pacific	500	794	474	1,768	450	754	456	1,660
Total	$2,157	$2,303	$1,051	$5,511	$1,971	$2,153	$963	$5,087

The following table presents the company’s total revenue disaggregated by end markets and by revenue type:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Revenue by End Markets
Pharmaceutical and Biotechnology	$707	$629	$2,010	$1,817
Chemicals and Advanced Materials	430	399	1,264	1,147
Diagnostics and Clinical	284	258	842	753
Food	158	157	471	472
Academia and Government	128	132	390	404
Environmental and Forensics	171	163	534	494
Total	$1,878	$1,738	$5,511	$5,087

Revenue by Type
Instrumentation	$643	$599	$1,919	$1,774
Non-instrumentation and other	1,235	1,139	3,592	3,313
Total	$1,878	$1,738	$5,511	$5,087

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

Contract Balances

Contract Assets

Contract assets (unbilled accounts receivable) primarily relate to the company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are reclassified to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets. The balances of contract assets as of July 31, 2026 and October 31, 2025, were $316 million and $329 million, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Contract Liabilities

The following table provides information about contract liabilities (deferred revenue) and the changes in the balances during the nine months ended July 31, 2026:

Contract Liabilities
(in millions)

Ending balance as of October 31, 2025	$803
Net revenue deferred in the period	498
Revenue recognized that was included in the contract liability balance at the beginning of the period	(487)
Change in deferrals from customer cash advances, net of revenue recognized	7
Currency translation and other adjustments	1
Ending balance as of July 31, 2026	$822

During the nine months ended July 31, 2025, revenue recognized that was included in the contract liability balance at October 31, 2024 was $429 million.

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

Contract Costs

Incremental costs of obtaining a contract with a customer are recognized as an asset if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The change in total capitalized costs to obtain a contract was immaterial during the three and nine months ended July 31, 2026, and was included in other current and long-term assets on the condensed consolidated balance sheet. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company's internal sales force compensation program, as we have determined that annual compensation is commensurate with annual sales activities.

Transaction Price Allocated to the Remaining Performance Obligations

We have applied the practical expedient in ASC 606-10-50-14 and have not disclosed information about transaction price allocated to remaining performance obligations that have original expected durations of one year or less.
The estimated revenue expected to be recognized for remaining performance obligations that have an original term of more than one year, as of July 31, 2026, was $434 million, the majority of which is expected to be recognized over the next 12 months. Remaining performance obligations primarily include extended warranty, customer manufacturing contracts, software maintenance contracts and revenue associated with lease arrangements.

5.     SHARE-BASED COMPENSATION

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
The impact on our results for share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$13	$13	$35	$35
Research and development	3	3	12	11
Selling, general and administrative	15	16	59	57
Total share-based compensation expense	$31	$32	$106	$103

At July 31, 2026 and October 31, 2025, there was no share-based compensation capitalized within inventory.
The following assumptions were used to estimate the fair value of awards granted.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Stock Option Plans:
Weighted average risk-free interest rate	—	4.1%	—	4.1%
Dividend yield	—	0.9%	—	0.7%
Weighted average volatility	—	30%	—	29%
Expected life	—	5.5 years	—	5.5 years
LTPP:
Volatility of Agilent shares	29%	30%	29%	30%
Volatility of selected peer-company shares	17%-59%	16%-62%	17%-59%	16%-62%
Pair-wise correlation with selected peers	24%	29%	24%	29%

Post-vest holding restriction discount for all executive awards(1)	6.5%	6.7%	6.5%	6.7%
 _________________________________________________________________________________
(1) For the three and nine months ended July 31, 2026, post-vest holding restriction discount assumption relates to LTPP awards granted to our senior management employees before November 1, 2025.

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

6.     INCOME TAXES

For the three and nine months ended July 31, 2026, our income tax expense was $82 million with an effective tax rate of 18.5 percent and $210 million with an effective tax rate of 17.3 percent, respectively. For the three and nine months ended July 31, 2026, there were no significant discrete items.

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

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management cannot provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow for the three and nine months ended July 31, 2026.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
7. NET INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Numerator:
Net income	$362	$336	$1,006	$869
Denominator:
Basic weighted-average shares	282	284	283	285
Potential common shares— stock options and other employee stock plans	1	1	—	—
Diluted weighted-average shares	283	285	283	285

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

For the three and nine months ended July 31, 2026, we excluded approximately 0.72 million and 0.83 million potential common shares, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2025, potential common shares excluded from the calculation of diluted earnings per share were not material.

8. INVENTORY

Inventory as of July 31, 2026 and October 31, 2025 consisted of the following:

	July 31, 2026	October 31, 2025
	(in millions)
Finished goods	$581	$547
Purchased parts and fabricated assemblies	536	478
Inventory	$1,117	$1,025

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill balances and the movements for each of our reportable segments during the nine months ended July 31, 2026:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Goodwill as of October 31, 2025	$2,996	$1,168	$309	$4,473
Foreign currency translation impact	—	3	5	8
Goodwill arising from acquisitions	549	—	—	549
Goodwill as of July 31, 2026	$3,545	$1,171	$314	$5,030

The component parts of other intangible assets as of October 31, 2025 and July 31, 2026 are shown in the table below:

	Other Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
As of October 31, 2025
Purchased technology	$1,484	$1,235	$249
Trademark/Trade name	199	181	18
Customer relationships	289	129	160
Backlog	9	2	7
Third-party technology and licenses	34	23	11
Total amortizable intangible assets	$2,015	$1,570	$445
As of July 31, 2026
Purchased technology	$1,633	$1,269	$364
Trademark/Trade name	201	185	16
Customer relationships	660	148	512
Backlog	9	3	6
Third-party technology and licenses	35	27	8
Total amortizable intangible assets	$2,538	$1,632	$906

During the nine months ended July 31, 2026, we recorded additions of $549 million to goodwill and $520 million to other intangible assets in our Life Sciences and Diagnostics Markets segment related to our acquisition of Biocare. During the nine months ended July 31, 2026, there was no change in net book value of other intangible assets due to the impact of foreign currency translation.

In general, for U.S. federal tax purposes, goodwill from asset purchases is amortizable; however, any goodwill created as part of a stock acquisition is not deductible.

Each quarter we review the events and circumstances to determine if impairment of indefinite-lived intangible assets and goodwill is indicated. During the three and nine months ended July 31, 2026 and 2025, we did not identify any triggering events or circumstances which would indicate an impairment of goodwill or indefinite-lived intangible assets.

For the three and nine months ended July 31, 2026, amortization expense of intangible assets was $21 million and $59 million, respectively. For the three and nine months ended July 31, 2025, amortization expense of intangible assets was $26 million and $81 million, respectively.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Future amortization expense related to existing finite-lived purchased intangible assets for the remainder of fiscal year 2026 and for each of the next five fiscal years and thereafter is estimated below:

Estimated future amortization expense:
(in millions)
Remainder of 2026	$27
2027	$108
2028	$101
2029	$97
2030	$87
2031	$81
Thereafter	$405

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 were as follows:

		Fair Value Measurement at July 31, 2026 Using
	July 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,089	$1,089	$—	$—
Derivative instruments (foreign exchange contracts)	9	—	9	—
Long-term
Trading securities	41	41	—	—
Other investments	40	—	40	—
Total assets measured at fair value	$1,179	$1,130	$49	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$9	$—	$9	$—
Long-term
Deferred compensation liability	41	—	41	—
Total liabilities measured at fair value	$50	$—	$50	$—

Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 were as follows:

		Fair Value Measurement at October 31, 2025 Using
	October 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets:
Short-term
Cash equivalents (money market funds)	$1,614	$1,614	$—	$—
Derivative instruments (foreign exchange contracts)	14	—	14	—
Long-term
Trading securities	41	41	—	—
Other investments	37	—	37	—
Total assets measured at fair value	$1,706	$1,655	$51	$—
Liabilities:
Short-term
Derivative instruments (foreign exchange contracts)	$10	$—	$10	$—
Long-term
Deferred compensation liability	41	—	41	—
Total liabilities measured at fair value	$51	$—	$51	$—

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

Gains and losses reflected in other income (expense), net for our equity investments with readily determinable fair value ("RDFV") and equity investments without RDFV are summarized below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Net gain (loss) recognized during the period on equity securities	$(3)	$(1)	$(2)	$(28)
Less: Net gain (loss) on equity securities sold during the period	$—	$—	$—	$—
Unrealized gain (loss) on equity securities	$(3)	$(1)	$(2)	$(28)

Impairment of Investments. There were no impairments of investments for the three and nine months ended July 31, 2026. There were no impairments of investments for the three months ended July 31, 2025. During the nine months ended July 31, 2025, we recorded impairments of investments of $15 million.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended July 31, 2026 and 2025, there were no impairments of long-lived assets held for use or held for sale.

Non-Marketable Equity Securities

For the three months ended July 31, 2026, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values had no upward adjustments, $5 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

For the nine months ended July 31, 2026, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values had no upward adjustments, $6 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

As of July 31, 2026, the cumulative unrealized net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $42 million upward adjustments, $77 million downward adjustments and $26 million of impairments. As of July 31, 2026, the carrying amount of our non-marketable equity securities without readily determinable fair value was $49 million.

For the three months ended July 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $2 million of downward adjustments and no impairments which were included in net income as adjustments to the carrying value.

For the nine months ended July 31, 2025, the unrealized gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of no upward adjustments, $29 million of downward adjustments and $15 million impairments which were included in net income as adjustments to the carrying value.

As of July 31, 2025, the cumulative unrealized net gain (loss) on our non-marketable equity securities without readily determinable fair values was comprised of $40 million upward adjustments, $59 million downward adjustments and $26 million impairments. As of July 31, 2025, the carrying amount of our non-marketable equity securities without readily determinable fair value was $59 million.

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

Cash Flow Hedges

We enter into foreign exchange contracts to hedge our forecasted operational cash flow exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts, carried at fair value, have maturities between one and twelve months. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2026, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in cost of revenue over the life of the foreign exchange contract. The changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss). Amounts associated with cash flow hedges are reclassified to cost of revenue in the condensed consolidated statement of operations when the forecasted transaction occurs. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in other comprehensive income (loss) will be reclassified to other income (expense), net in the current period. Changes in the fair value of the ineffective portion of derivative instruments are recognized in other income (expense), net in the condensed consolidated statement of operations in the current period. We record the premium paid (time value) of an option on the date of purchase as an asset. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in cost of revenue over the life of the option contract. For the three and nine months ended July 31, 2026 and 2025, there were no ineffectiveness or gains or losses recognized in other income (expense), net due to de-designation of cash flow hedge contracts.

In February 2016, Agilent executed three forward-starting pay fixed/receive variable interest rate swaps for the notional amount of $300 million in connection with future interest payments to be made on our 2026 senior notes issued on September 15, 2016. These derivative instruments were designated and qualified as cash flow hedges under the criteria prescribed in the authoritative guidance. The swap arrangements were terminated on September 15, 2016 with a payment of $10 million, and we recognized this as a deferred loss in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2026 senior notes. As of July 31, 2026, the remaining loss to be amortized related to the interest rate swap agreements is not significant.

In August 2019, Agilent executed treasury lock agreements for $250 million in connection with future interest payments to be made on our 2029 senior notes issued on September 16, 2019. We designated the treasury lock as a cash flow hedge. The treasury lock contracts were terminated on September 6, 2019, and we recognized a deferred loss of $6 million in accumulated other comprehensive income (loss) which is being amortized to interest expense over the life of the 2029 senior notes. The remaining loss to be amortized related to the treasury lock agreements at July 31, 2026 was $2 million.

Net Investment Hedges

We enter into foreign exchange contracts to hedge net investments in foreign operations to mitigate the risk of adverse movements in exchange rates. These foreign exchange contracts are carried at fair value and are designated and qualify as net investment hedges under the criteria prescribed in the authoritative guidance. Changes in fair value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive income (loss) - translation adjustment and are assessed for effectiveness against the underlying exposure every reporting period. For open contracts as of July 31, 2026, changes in the time value of the foreign exchange contract are excluded from the assessment of hedge effectiveness and are recognized in other income (expense) over the life of the contract. If our net investment changes during the year, the hedge relationship will be assessed and de-designated if the hedge notional amount is outside of prescribed tolerance with a gain/loss reclassified from other comprehensive income (loss) to other income (expense) in the current period. For the three and nine months ended July 31, 2026 and 2025, there were no ineffectiveness or gains or losses recognized in other income (expense) due to de-designation of the net investment hedge contracts.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of July 31, 2026, was approximately $5 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of July 31, 2026.

The number of open foreign exchange forward contracts and aggregated notional amounts by designation as of July 31, 2026 were as follows:

	Number of Open Forward Contracts	Aggregate Notional Amount USD
		Buy/(Sell)
		($ in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange forward contracts	399	$(537)

Net Investment Hedges
Foreign exchange forward contracts	5	$(155)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	191	$(140)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the balance sheets in accordance with the authoritative guidance.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The gross fair values and balance sheet location of derivative instruments held in the condensed consolidated balance sheets as of July 31, 2026, and October 31, 2025, were as follows:

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance Sheet Location	July 31, 2026	October 31, 2025	Balance Sheet Location	July 31, 2026	October 31, 2025
(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts
Other current assets	$5	$9	Other accrued liabilities	$6	$3

Net investment hedges
Foreign exchange contracts
Other current assets	$1	$—	Other accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts
Other current assets	$3	$5	Other accrued liabilities	$3	$7
Total derivatives	$9	$14		$9	$10

The effects of derivative instruments for foreign exchange contracts designated as hedging instruments and not designated as hedging instruments in our condensed consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Derivatives designated as hedging instruments:
Cash Flow Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(1)	$3	$(5)	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into cost of revenue	$1	$(7)	$—	$(1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$—	$—	$(1)	$(1)
Gain (loss) on time value of forward contracts recorded in cost of revenue	$2	$2	$6	$5

Net Investment Hedges
Foreign exchange contracts:
Gain (loss) recognized in accumulated other comprehensive income (loss) - translation adjustment	$—	$—	$—	$(1)
Gain (loss) on time value of forward contracts recorded in other income (expense), net	$1	$—	1	—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other income (expense), net	$(3)	$—	$(5)	$9
At July 31, 2026, the amount of existing net gain that is expected to be reclassified from accumulated other comprehensive income (loss) is $12 million. Within the next twelve months it is estimated that $3 million of loss included within the net amount of accumulated other comprehensive income (loss) will be reclassified to cost of revenue in respect of cash flow hedges.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

12. RETIREMENT PLANS AND POSTRETIREMENT PENSION PLANS

Components of net periodic benefit cost (income). For the three and nine months ended July 31, 2026 and 2025, our net pension and postretirement benefit cost (income) were comprised of the following:

	Three Months Ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Postretirement Benefit Plans
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost - benefits earned during the period	$—	$—	$6	$6	$—	$—
Interest cost on benefit obligation	5	5	5	6	1	1
Expected return on plan assets	(7)	(6)	(12)	(12)	(1)	(1)
Amortization of net actuarial (gain) loss	—	—	(5)	(7)	—	—
Amortization of prior service benefit	—	—	—	—	—	(1)
Total net periodic benefit cost (income)	$(2)	$(1)	$(6)	$(7)	$—	$(1)

	Nine Months Ended July 31,
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Postretirement Benefit Plans
	2026	2025	2026	2025	2026	2025
	(in millions)
Service cost—benefits earned during the period	$—	$—	$14	$13	$—	$—
Interest cost on benefit obligation	14	15	17	17	3	3
Expected return on plan assets	(19)	(18)	(37)	(33)	(4)	(4)
Amortization of net actuarial (gain) loss	—	—	(19)	(19)	(1)	(1)
Amortization of prior service benefit	—	—	—	—	—	(1)
Total net periodic benefit cost (income)	$(5)	$(3)	$(25)	$(22)	$(2)	$(3)

Settlement (gain) loss	$—	$—	$—	$14	$—	$—

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

Employer contributions and expected future employer contributions for the remainder of the year were as follows:

	Three Months Ended		Nine Months Ended		Employer Contributions
	July 31,		July 31,		For Remainder of Year
	2026	2025	2026	2025	2026
	(in millions)
U.S. defined benefit plans	$—	$—	$—	$—	$—
Non-U.S. defined benefit plans	$8	$9	$18	$18	$4

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

A summary of the standard warranty accrual activity is shown in the table below:

	Nine Months Ended
	July 31,
	2026	2025
	(in millions)
Standard warranty accrual, beginning balance	$28	$30
Accruals for warranties including change in estimates	46	37
Settlements made during the period	(43)	(39)
Standard warranty accrual, ending balance	$31	$28

Accruals for warranties due within one year	$31	$28

Bank Guarantees

Guarantees consist primarily of outstanding standby letters of credit and bank guarantees and were approximately $41 million and $39 million as of July 31, 2026 and October 31, 2025, respectively. A standby letter of credit is a guarantee of payment issued by a bank on behalf of us that is used as payment of last resort should we fail to fulfill a contractual commitment with a third party. A bank guarantee is a promise from a bank or other lending institution that if we default on a loan, the bank will cover the loss.

Contingencies

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. We regularly evaluate the status of such lawsuits, claims, investigations and proceedings to assess whether a loss is probable and whether there is a reasonable estimate of such loss to determine if an accrual is appropriate. There are no such matters pending that we currently believe are probable and where a loss is reasonably possible of having a material impact on our business, condensed consolidated financial condition, results of operations or cash flows.

14. RESTRUCTURING AND OTHER RELATED COSTS

Summary of Restructuring Plans. In fiscal years 2026 and 2025, we announced two separate restructuring plans designed to optimize our management structure to better serve our customers. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of revenues and operating expenses over the three business segments.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of our aggregate liability relating to the fiscal year 2026 and 2025 restructuring plans and the total restructuring expense since inception of each plan are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	$5
Income statement expense	15
Non-cash settlement (accelerated share-based compensation expense)	(1)
Cash payments	(6)
Balance at July 31, 2026	$13

Restructuring expense since inception of plan:
Fiscal Year 2026 Plan	$15
Fiscal Year 2025 Plan	109
Total restructuring expense since inception of all plans	$124

The aggregate restructuring liability of $13 million at July 31, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$1	$7	$9	$22
Research and development	3	—	3	3
Selling, general and administrative	11	10	31	49
Total restructuring expense	$15	$17	$43	$74

Fiscal Year 2026 Plan ("FY26 Plan")

In the third quarter of fiscal year 2026, we implemented a new restructuring plan designed to optimize our management structure to better serve our customers. The expenses associated with this workforce reduction include severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the first quarter of fiscal year 2027.

In connection with the FY26 Plan, we have recorded approximately $15 million in restructuring and other related costs in both the three and nine months ended July 31, 2026.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

A summary of the FY26 Plan activity is shown in the table below:

Workforce Reduction Total
(in millions)
Balance at April 30, 2026	$—
Income statement expense	15
Non-cash settlement (accelerated share-based compensation expense)	(1)
Cash payments	(5)
Balance at July 31, 2026	$9

Total restructuring expense since inception of FY26 Plan	$15

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the end of fiscal year 2026.

In connection with the FY25 Plan, we have recorded approximately zero and $28 million, respectively, in restructuring and other related costs in the three and nine months ended July 31, 2026.

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	5
Cash payments	(1)
Balance at July 31, 2026	$4

Total restructuring expense since inception of FY25 Plan	$109

15. SHORT-TERM DEBT

Credit Facilities

On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the nine months ended July 31, 2026, we made no borrowings or repayments under these credit facilities. As of both July 31, 2026 and October 31, 2025, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
On June 2, 2023, we entered into an uncommitted money market line credit agreement with Societe Generale (the "Uncommitted Money Market Line Credit Agreement") which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2026, we made no borrowings or repayments under this credit facility. As of both July 31, 2026 and October 31, 2025, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2026.

Commercial Paper

Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2026, we borrowed and repaid $1.06 billion under our commercial paper program. As of July 31, 2026 and October 31, 2025, we had no borrowings outstanding under our U.S. commercial paper program.

2026 Senior Notes

In 2025, we reclassified to short-term debt the aggregate principal amount of $300 million related to our 2026 senior notes with a maturity date of September 22, 2026. The notes bear interest at a fixed rate of 3.05 percent per annum.

Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. As of both July 31, 2026 and October 31, 2025, the current portion of these loans of $4 million was recorded in short-term debt.

16. LONG-TERM DEBT

Senior Notes

The following table summarizes our long-term senior notes:

	July 31, 2026	October 31, 2025
	Amortized Principal	Amortized Principal
	(in millions)
2027 Senior Notes	$598	$597
2029 Senior Notes	498	497
2030 Senior Notes	498	498
2031 Senior Notes	846	845
2032 Senior Notes	594	—
2034 Senior Notes	594	593
Total Senior Notes	$3,628	$3,030

2032 Senior Notes

On June 25, 2026, we issued $600 million in aggregate principal amount senior notes ("2032 senior notes"). The 2032 senior notes were issued at 99.968 percent of their principal amount. The 2032 senior notes will mature on January 15, 2032, and bear interest at a fixed rate of 4.90 percent per annum. The interest is payable semi-annually in arrears on January 15 and July 15 of each year and payments will commence on January 15, 2027.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

All outstanding notes listed above are unsecured and rank equally in right of payment with all of Agilent’s other senior unsecured indebtedness. Other than the issuance of our 2032 senior notes, there have been no other changes to the principal, maturity, interest rates and interest payment terms of the Agilent senior notes, detailed in the table above, in the nine months ended July 31, 2026, as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other Loans

We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the nine months ended July 31, 2026 we repaid $4 million of these loans. As of July 31, 2026 and October 31, 2025, the non-current portion of these loans of $17 million and $20 million, respectively, was recorded in long-term debt.

17. STOCKHOLDERS' EQUITY

Stock Repurchase Programs

On January 9, 2023, we announced that our board of directors had approved a share repurchase program (the "2023 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2023 repurchase program authorized the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and had no fixed termination date. The 2023 repurchase program did not require the company to acquire a specific number of shares and could have been suspended, amended or discontinued at any time. The 2023 repurchase program commenced on March 1, 2023 and was completed as of September 2025. During the three and nine months ended July 31, 2025, we repurchased and retired 737,474 shares for $85 million, excluding applicable excise taxes and 2.734 million shares for $340 million, excluding applicable excise taxes, respectively, under this authorization.

On May 29, 2024, we announced that our board of directors had approved a share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three and nine months ended July 31, 2026, we repurchased and retired 612,270 shares for $78 million, excluding excise taxes and 2.212 million shares for $295 million excluding excise taxes, respectively, under this authorization. As of July 31, 2026, we had remaining authorization to repurchase up to approximately $1,654 million of our common stock under the 2024 repurchase program.

Excise Taxes. We record the applicable excise taxes payable related to repurchases of our common stock as an incremental cost of the shares repurchased and a corresponding liability for the excise tax payable in other accrued liabilities on our condensed consolidated balance sheet. During the nine months ended July 31, 2026, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the nine months ended July 31, 2025, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Cash Dividends on Shares of Common Stock

During the three and nine months ended July 31, 2026, we paid cash dividends of $0.255 per common share or $72 million and $0.765 per common share or $216 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2025, we paid cash dividends of $0.248 per common share or $71 million and $0.744 per common share or $212 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows:

		Net defined benefit pension cost and postretirement plan costs
Three Months Ended July 31, 2026	Foreign currency translation	Prior service credits	Actuarial Losses	Unrealized gains (losses) on derivatives	Total
	(in millions)
As of April 30, 2026	$(264)	$120	$(72)	$14	$(202)
Other comprehensive income (loss) before reclassifications	(24)	—	(2)	(1)	(27)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(5)	(1)	(6)
Tax (expense) benefit	—	—	2	—	2
Other comprehensive income (loss)	(24)	—	(5)	(2)	(31)
As of July 31, 2026	$(288)	$120	$(77)	$12	$(233)

Nine Months Ended July 31, 2026

As of October 31, 2025	$(297)	$120	$(64)	$15	$(226)
Other comprehensive income (loss) before reclassifications	9	—	2	(5)	6
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	(20)	1	(19)
Tax (expense) benefit	—	—	5	1	6
Other comprehensive income (loss)	9	—	(13)	(3)	(7)
As of July 31, 2026	$(288)	$120	$(77)	$12	$(233)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended July 31, 2026 and 2025 were as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amounts Reclassified from other comprehensive income (loss)				Affected line item in statement of operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025

Unrealized gain (loss) on derivatives	1	(7)	—	(1)	Cost of products
Unrealized gain (loss) on derivatives	—	—	(1)	(1)	Interest expense
	1	(7)	(1)	(2)	Total before income tax
	—	2	1	—	(Provision) benefit for income tax
	1	(5)	—	(2)	Total net of income tax
Net defined benefit pension cost and postretirement plan costs:

Actuarial net gain (loss)	5	7	20	13	Other income (expense), net
Prior service benefit	—	1	—	1	Other income (expense)
	5	8	20	14	Total before income tax
	(2)	(3)	(6)	(5)	(Provision) benefit for income tax
	3	5	14	9	Total net of income tax

Total reclassifications for the period	$4	$—	$14	$7

Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Reclassifications out of accumulated other comprehensive income (loss) of actuarial net gain (loss) and prior service benefit in respect of retirement plans and postretirement pension plans are included in the computation of net periodic benefit cost (income) (see Note 12, "Retirement Plans and Postretirement Pension Plans" for additional information).

18. SEGMENT INFORMATION

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

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
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

The following tables reflect segment results under our management reporting system after excluding certain unallocated costs as noted in the reconciliations below:

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Three Months Ended July 31, 2026:
Net Revenue	$746	$786	$346	$1,878
Segment Expenses (1)
Cost of products and services	332	338	148
Research and development	66	28	24
Selling, general and administrative	172	150	88
Reportable segment income from operations	$176	$270	$86	$532

Three Months Ended July 31, 2025:
Net Revenue	$670	$744	$324	$1,738
Segment Expenses (1)
Cost of products and services	332	334	150
Research and development	61	26	23
Selling, general and administrative	159	136	80
Reportable segment income from operations	$118	$248	$71	$437

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Share-Based Compensation Expense		Depreciation Expense
	Three Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Life Sciences and Diagnostics Markets	$11	$8	$24	$25
Agilent CrossLab	$12	$9	$14	$14
Applied Markets	$5	$4	$6	$6

AGILENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Life Sciences and Diagnostics Markets	Agilent CrossLab	Applied Markets	Total
	(in millions)
Nine Months Ended July 31, 2026:
Net Revenue	$2,157	$2,303	$1,051	$5,511
Segment Expenses (1)
Cost of products and services	1,005	1,016	457
Research and development	195	84	72
Selling, general and administrative	511	451	263
Reportable segment income from operations	$446	$752	$259	$1,457

Nine Months Ended July 31, 2025:
Net Revenue	$1,971	$2,153	$963	$5,087
Segment Expenses (1)
Cost of products and services	946	957	440
Research and development	183	79	69
Selling, general and administrative	478	417	240
Reportable segment income from operations	$364	$700	$214	$1,278

(1) Share-based compensation expense and depreciation expense included in segment expenses are shown below:

	Share-Based Compensation Expense		Depreciation Expense
	Nine Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Life Sciences and Diagnostics Markets	$36	$32	$76	$72
Agilent CrossLab	$40	$36	$42	$42
Applied Markets	$18	$17	$19	$18

The following table reconciles reportable segments' income from operations to Agilent’s total enterprise income before taxes:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Total reportable segment income from operations	$532	$437	$1,457	$1,278
Unallocated costs:
Amortization of intangible assets related to business combinations	(21)	(26)	(59)	(81)
Acquisition and integration costs	(7)	(3)	(22)	(15)
Transformational initiatives	(37)	(18)	(95)	(48)
Restructuring and other related costs	(15)	(17)	(43)	(74)
Other	(8)	(13)	(42)	(24)
Total unallocated costs	(88)	(77)	(261)	(242)
Income from operations	444	360	1,196	1,036
Interest income	15	16	43	45
Interest expense	(29)	(28)	(79)	(85)
Other income (expense), net	14	18	56	(3)
Income before taxes, as reported	$444	$366	$1,216	$993

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

Acquisition of Biocare. On June 24, 2026, we acquired 100 percent of the outstanding capital stock of BC Midco I, Inc. (“Biocare”) for a net consideration paid of $950 million. Biocare is a leading provider of clinical and research solutions and is included within our Life Sciences and Diagnostics Markets segment. The acquisition of Biocare expands our pathology portfolio enabling us to better serve our pathology customers across clinical and research settings. As a result of the acquisition, Biocare became a wholly-owned subsidiary of Agilent. Accordingly, the results of Biocare are included in Agilent's condensed consolidated financial statements from the acquisition date.

2032 Senior Notes. On June 25, 2026, we issued $600 million in aggregate principal amount senior notes ("2032 senior notes"). The 2032 senior notes were issued at 99.968 percent of their principal amount. The 2032 senior notes will mature on January 15, 2032, and bear interest at a fixed rate of 4.90 percent per annum. The interest is payable semi-annually in arrears on January 15 and July 15 of each year and payments will commence on January 15, 2027.

Global Tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs, subject to potential appeal. On April 20, 2026, CBP launched an online portal for submitting IEEPA tariff refund requests. While we have submitted additional claims for refunds related to certain eligible tariffs paid, the timing and approval of any remaining refunds are uncertain and contingent upon further legal, regulatory, and administrative developments. Management continues to assess the recoverability of tariffs paid and will continue to recognize any recoveries in accordance with the gain contingency model when it is realized or realizable upon formal acceptance of refund claims submitted.

While tariffs remain dynamic, we have mitigated the adverse impact related to our cost of revenue during the three and nine months ended July 31, 2026 through our continued strategies such as supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. We will continue to monitor judicial rulings and evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Middle East Conflict. The continued geopolitical tensions in the Middle East and surrounding regions have increased global economic uncertainty and disruptions to global energy supply chains resulting in inflationary pressures. The Middle East conflict did not have a material impact on our results of operations through the third quarter of fiscal year 2026 as a result of leveraging a series of mitigation strategies developed in response to the ongoing tariff pressures. As the situation remains dynamic, we continue to monitor the potential impact that such geopolitical tensions may have on our business.

Actual Results

Net revenue of $1,878 million and $5,511 million for the three and nine months ended July 31, 2026 increased 8 percent in both periods when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2026, revenue growth came from all of our segments, all geographic regions and most of our key end markets we serve when compared to the same periods last year.

Revenue generated by our Life Sciences and Diagnostics Markets segment for the three and nine months ended July 31, 2026 increased 11 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Revenue generated by our Agilent CrossLab segment for the three and nine months ended July 31, 2026 increased 6 percent and 7 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had a 1 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.
Revenue generated by our Applied Markets segment for the three and nine months ended July 31, 2026 increased 7 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026, had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Net income for the three and nine months ended July 31, 2026 was $362 million and $1,006 million, respectively, compared to net income of $336 million and $869 million for the corresponding periods last year. In the nine months ended July 31, 2026, cash provided by operations was $1,064 million compared to cash provided by operations of $1,014 million in the same period last year.

Dividends. During the three and nine months ended July 31, 2026, we paid cash dividends of $0.255 per common share or $72 million and $0.765 per common share or $216 million, respectively, on the company's common stock. During the three and nine months ended July 31, 2025, we paid cash dividends of $0.248 per common share or $71 million and $0.744 per common share or $212 million, respectively, on the company's common stock. The timing and amounts of any future dividends are subject to determination and approval by our board of directors.

2023 Repurchase Program. In September of 2025, we completed the 2023 repurchase program. During the three and nine months ended July 31, 2025, we repurchased and retired 737,474 shares for $85 million, excluding applicable excise taxes and 2.734 million shares for $340 million, excluding applicable excise taxes, respectively, under this authorization.

2024 Repurchase Program. On May 29, 2024, we announced that our board of directors had approved a share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the three and nine months ended July 31, 2026, we repurchased and retired 612,270 shares for $78 million, excluding excise taxes and 2.212 million shares for $295 million excluding excise taxes, respectively, under this authorization. As of July 31, 2026, we had remaining authorization to repurchase up to approximately $1,654 million of our common stock under the 2024 repurchase program.

Excise Taxes on Shares Repurchased. During the nine months ended July 31, 2026, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the nine months ended July 31, 2025, we recorded the applicable excise taxes payable of approximately $2 million and paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Looking Forward. Our primary focus remains on enhancing our customers’ experience, delivering differentiated product solutions and driving productivity improvements. Following an extended period of constrained capital spending, customer capital budget availability has largely normalized, supporting improved investment activity across our key end markets. We remain optimistic about the long-term health and growth prospects of these markets. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and nine months ended July 31, 2026 through our continued mitigation strategies such as supply chain optimization, targeted pricing actions, and other cost-efficiency initiatives to protect margins and sustain long-term growth. We will continue to monitor judicial rulings and evolving trade dynamics closely, as they may influence future revenue and operational efficiency.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, retirement and postretirement benefit plan assumptions, valuation of goodwill and purchased intangible assets and accounting for income taxes. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

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

Restructuring and Other Related costs

Summary of Restructuring Plans. In fiscal years 2026 and 2025, we announced two separate restructuring plans designed to optimize our management structure to better serve our customers. These actions impact all three of our business segments. The costs associated with these restructuring plans were not allocated to our business segments' results; however, each business segment will benefit from the future cost savings from these actions. When completed, the restructuring programs are expected to result in the reduction in annual cost of revenue and operating expenses over the three business segments.

A summary of our aggregate liability relating to the fiscal year 2026 and 2025 restructuring plans and the total restructuring expense since inception of the plans are shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	$16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	$5
Income statement expense	15
Non-cash settlement (accelerated share-based compensation expense)	(1)
Cash payments	(6)
Balance at July 31, 2026	$13

Restructuring expense since inception of plan:
Fiscal Year 2026 Plan	$15
Fiscal Year 2025 Plan	109
Total restructuring expense since inception of all plans	$124

The aggregate restructuring liability of $13 million at July 31, 2026, is recorded in other accrued liabilities on the condensed consolidated balance sheet and reflects estimated future cash outlays.

A summary of the charges in the condensed consolidated statement of operations resulting from restructuring activity is shown below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in millions)
Cost of products and services	$1	$7	$9	$22
Research and development	3	—	3	3
Selling, general and administrative	11	10	31	49
Total restructuring expense	$15	$17	$43	$74

Fiscal Year 2026 Plan ("FY26 Plan")

In the third quarter of fiscal year 2026, we implemented a new restructuring plan designed to optimize our management structure to better serve our customers. The expense associated with this workforce reduction includes severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the first quarter of fiscal year 2027. When completed, the restructuring program is estimated to result in the reduction of approximately $30 million to $35 million in annual cost of revenue and operating expenses over our three business segments.

In connection with the FY26 Plan, we have recorded approximately $15 million in restructuring and other related costs in both the three and nine months ended July 31, 2026.

A summary of the FY26 Plan activity is shown in the table below:

Workforce Reduction Total
(in millions)
Balance at April 30, 2026	$—
Income statement expense	15
Non-cash settlement (accelerated share-based compensation expense)	(1)
Cash payments	(5)
Balance at July 31, 2026	$9

Total restructuring expense since inception of FY26 Plan	$15

Fiscal Year 2025 Plan ("FY25 Plan")

In the second quarter of fiscal year 2025, we announced a restructuring plan designed to optimize our management structure to better serve our customers. The expenses associated with this workforce reduction include severance and other personnel-related costs. We expect to substantially complete these restructuring activities by the end of fiscal year 2026. When completed, the restructuring program is estimated to result in the reduction of approximately $90 million to $95 million in annual cost of revenue and operating expenses over our three business segments.

In connection with the FY25 Plan, we have recorded approximately zero and $28 million, respectively, in restructuring and other related costs in the three and nine months ended July 31, 2026.

A summary of the FY25 Plan activity is shown in the table below:

Workforce Reduction Total
(in millions)
Balance at October 31, 2025	$18
Income statement expense	20
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(19)
Balance at January 31, 2026	16
Income statement expense	8
Non-cash settlement (accelerated share-based compensation expense)	(3)
Cash payments	(16)
Balance at April 30, 2026	5
Cash payments	(1)
Balance at July 31, 2026	$4

Total restructuring expense since inception of FY25 Plan	$109

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities and equity are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. The overall effect of changes in foreign currency exchange rates had a 2 percentage point favorable impact on revenue growth for the nine months ended July 31, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact by increasing our costs and expenses or vice versa. We calculate the impact of movements in foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods. We hedge revenue, expenses and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short-term and anticipated basis. We do experience some fluctuations within individual lines of the condensed consolidated statement of operations and balance sheet because our hedging program is not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities. Our hedging program is designed to hedge currency movements on a relatively short-term basis (up to a rolling twelve-month period). We may also hedge equity balances denominated in foreign currency on a long-term basis. To the extent that we are required to pay for all, or portions, of an acquisition price in foreign currencies, we may enter into foreign exchange contracts to reduce the risk that currency movements will impact the U.S. dollar cost of the transaction.

Results from Operations

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
	(in millions)
Net revenue:
Products	$1,333	$1,230	$3,911	$3,616	8%	8%
Services and other	545	508	1,600	1,471	7%	9%
Total net revenue	$1,878	$1,738	$5,511	$5,087	8%	8%

Net revenue for the three and nine months ended July 31, 2026 increased 8 percent in both periods when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2026, revenue growth came from all of our segments, all geographic regions and most of our key end markets we serve when compared to the same periods last year.

Revenue from products for the three and nine months ended July 31, 2026 increased 8 percent in both periods when compared to the same periods last year. In the three months ended July 31, 2026, product revenue increased in most of our businesses led by strong revenue growth from our Agilent Advanced Therapeutics (formerly known as our specialty contract development and manufacturing organization ("CDMO") business), consumables and liquid chromatography mass spectrometry businesses when compared to the same period last year. In the nine months ended July 31, 2026, product revenue increased in most of our businesses led by strong revenue growth in our liquid chromatography, Agilent Advanced Therapeutics, consumables and spectroscopy businesses when compared to the same period last year.

Services and other revenue for the three and nine months ended July 31, 2026 increased 7 percent and 9 percent, respectively, when compared to the same periods last year. Services and other revenue consist of contract repair, preventative maintenance, compliance services, relocation services, installation services and consulting services related to the companion diagnostics and our Agilent Advanced Therapeutics businesses. For the three and nine months ended July 31, 2026, service revenue increases reflected strong growth from contract repair, consulting and compliance services.

Net Revenue By Segment

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
	(in millions)
Net revenue by segment:
Life Sciences and Diagnostics Markets	$746	$670	$2,157	$1,971	11%	9%
Agilent CrossLab	786	744	2,303	2,153	6%	7%
Applied Markets	346	324	1,051	963	7%	9%
Total net revenue	$1,878	$1,738	$5,511	$5,087	8%	8%

Revenue in the Life Sciences and Diagnostics Markets segment for the three and nine months ended July 31, 2026 increased 11 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2026, revenue growth was strong in the pharmaceutical and the diagnostics and clinical markets partially offset by declines in revenue in the academia and government market when compared to the same periods last year. Within applied markets, we saw strong revenue growth in the chemical and advanced materials market partially offset by declines in the food market when compared to the same periods last year.

Revenue in the Agilent CrossLab segment for the three and nine months ended July 31, 2026 increased 6 percent and 7 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had a 1 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2026, we saw revenue growth across most of our end markets led by strong growth in the pharmaceutical and the chemical and advanced materials markets partially offset by a slight decline in academia and government market when compared to the same period last year. For the nine months ended July 31, 2026, we saw revenue growth across all of our end markets led by strong growth in the pharmaceutical, chemical and advanced materials markets and in the environmental and forensics market when compared to the same period last year.

Revenue in the Applied Markets segment for the three and nine months ended July 31, 2026 increased 7 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year. For the three months ended July 31, 2026, we saw strong revenue growth in both the chemical and advanced materials market and in the environmental and forensics market when compared to the same period last year. Within life sciences markets, we saw strong revenue growth in the pharmaceutical market when compared to the same period last year. For the nine months ended July 31, 2026, we saw significant revenue growth in both the chemical and advanced materials and environmental and forensics markets partially offset by a decline in the food market when compared to the same period last year. Revenue growth within the life sciences markets was led by strong growth in the pharmaceutical market.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Total gross margin	55.5%	51.1%	54.0%	52.2%	4 ppts	2 ppts
Research and development	$123	$111	$366	$336	10%	9%
Selling, general and administrative	$475	$417	$1,416	$1,281	14%	11%
Operating margin	23.6%	20.7%	21.7%	20.4%	3 ppts	1 ppt
Income from operations	$444	$360	$1,196	$1,036	23%	15%

Total gross margin for the three and nine months ended July 31, 2026 increased 4 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2026 was overall favorably impacted by higher sales volume, a net benefit from tariff refunds, targeted price increases, favorable business mix, lower intangible amortization expense and lower restructuring expense partially offset by wage increases and higher variable pay when compared to the same periods last year.

Research and development expenses for the three and nine months ended July 31, 2026 increased 10 percent and 9 percent, respectively, when compared to the same periods last year. Research and development expenses for the three months ended July 31, 2026 increased due to higher costs from transformational initiatives, wage increases, higher variable pay, restructuring expense and the unfavorable impact of currency movements partially offset by lower acquisition and integration costs and savings from restructuring programs. Research and development expenses for the nine months ended July 31, 2026 increased due to higher costs from transformational initiatives, wage increases, higher variable pay and the unfavorable impact of currency movements partially offset by lower acquisition and integration costs and savings from restructuring programs.

Selling, general and administrative expenses for the three and nine months ended July 31, 2026 increased 14 percent and 11 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three months ended July 31, 2026 increased primarily due to higher costs from transformational initiatives, higher variable pay and wage increases when compared to the same period last year. Selling, general and administrative expenses for the nine months ended July 31, 2026 increased primarily due to higher corporate costs, variable pay, wage increases, higher costs from transformational initiatives, commissions and the unfavorable impact of currency movements partially offset by lower restructuring expenses and savings from restructuring programs when compared to the same period last year.

Total operating margin for the three and nine months ended July 31, 2026 increased 3 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2026 was favorably impacted primarily by higher sales volume, a net benefit from tariff refunds, and lower restructuring expenses partially offset by higher wages, variable pay and higher costs from transformational initiatives. Operating margin for the nine months ended July 31, 2026 was impacted primarily by higher sales volume, a net benefit from tariff refunds and lower restructuring expenses partially offset by higher wages, variable pay and corporate costs. For the three and nine months ended July 31, 2026, the net impact of tariff refunds imposed under the International Emergency Economic Powers Act contributed approximately 1 percentage point and less than 1 percentage point, respectively, to operating margin improvement.

Income from operations for the three and nine months ended July 31, 2026 increased $84 million or 23 percent and increased $160 million or 15 percent, respectively, on a corresponding revenue increase of $140 million and $424 million, respectively.

At July 31, 2026, our headcount was approximately 18,200 as compared to 18,000 at July 31, 2025. The increase in headcount is primarily due to our recent acquisition.

Other income (expense), net

For the three months ended July 31, 2026, other income (expense), net of $14 million income includes a net loss of $3 million on equity securities and income of $14 million related to the defined benefit retirement and postretirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $4 million. The costs associated with these services are reported within income from operations.

For the nine months ended July 31, 2026, other income (expense), net of $56 million income includes a net loss of $2 million on equity securities and income of $46 million related to the defined benefit retirement and postretirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $10 million. The costs associated with these services are reported within income from operations.

For the three months ended July 31, 2025, other income (expense), net of $18 million income includes income of $15 million related to the defined benefit retirement and postretirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $3 million. The costs associated with these services are reported within income from operations.

For the nine months ended July 31, 2025, other income (expense), net of $3 million expense includes a net loss of $28 million on equity securities, $15 million loss on impairment of investments and income of $41 million related to the defined benefit retirement and postretirement benefit plans (interest cost, expected return on assets, amortization of net actuarial (gain) loss and prior service credits). The provision of site service costs to, and lease income from Keysight Technologies, Inc. contributed income of $9 million. The costs associated with these services are reported within income from operations. For the nine months ended July 31, 2025, other income (expense), net also includes expense of $14 million related to the settlement loss of our Netherlands defined benefit pension plan.

Income Taxes

For the three and nine months ended July 31, 2026, our income tax expense was $82 million with an effective tax rate of 18.5 percent and $210 million with an effective tax rate of 17.3 percent, respectively. For the three and nine months ended July 31, 2026, there were no significant discrete items.

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

With these jurisdictions and the U.S., it is reasonably possible that some tax audits may be completed over the next twelve months. However, management cannot provide a reasonably reliable estimate of the timing of any other future tax payments or change in unrecognized tax benefits, if any.

The Organization for Economic Co-operation and Development ("OECD") has introduced rules to establish a global minimum tax rate of 15 percent, commonly referred to as the Pillar Two rules. We have considered the impact of currently enacted Pillar Two rules, and our income taxes have increased due to top-up taxes. Additionally, the United States enacted the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025, including adjustments to effective tax rates on certain types of income and an elective deduction for domestic Research and Development (R&D), which are applicable to Agilent in fiscal years 2026 and 2027. The OBBBA did not have a material impact on our effective tax rate or cash flow for the three and nine months ended July 31, 2026.

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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$746	$670	$2,157	$1,971	11%	9%

Life Sciences and Diagnostics Markets segment revenue for the three and nine months ended July 31, 2026 increased 11 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2026 increased 17 percent in the Americas with no currency impact, was flat in Europe with no currency impact and increased 14 percent in Asia Pacific with no currency impact compared to the same period last year. For the three months ended July 31, 2026, the revenue increase in the Americas was driven by strong growth across almost all of our businesses and revenue from our Biocare acquisition, with moderate revenue growth in our liquid chromatography business, modest growth in our pathology business and a significant decline in our liquid chromatography mass spectrometry business. Revenue in Europe was driven by strong growth in our genomics business, moderate growth in our cell imaging and metabolism business and modest growth in our pathology business offset by declines in our liquid chromatography, liquid chromatography mass spectrometry, electrophoresis and cell phenotyping and companion diagnostics businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry, electrophoresis and cell phenotyping and genomics businesses, flat growth in our pathology business, partially offset by declines in our cell imaging and metabolism business.

Revenue for the nine months ended July 31, 2026 increased 9 percent in the Americas with a 1 percentage point favorable currency impact, increased 9 percent in Europe with a 5 percentage point favorable currency impact and increased 11 percent in Asia Pacific with a 1 percentage point favorable currency impact compared to the same period last year. For the nine months ended July 31, 2026, the revenue increase in the Americas was driven by strong growth across most of our businesses with moderate growth in our pathology business, flat growth in our electrophoresis and cell phenotyping business partially offset by declines in revenue from our cell imaging and metabolism and liquid chromatography mass spectrometry businesses. Revenue increased in Europe driven by strong growth in our pathology and companion diagnostic businesses, moderate growth in our electrophoresis and cell phenotyping and liquid chromatography businesses and modest growth in our genomics business partially offset by declines in our cell imaging and metabolism and liquid chromatography mass spectrometry businesses. Revenue increased in Asia Pacific due to strong growth from our liquid chromatography, liquid chromatography mass spectrometry and electrophoresis and cell phenotyping businesses, moderate growth in our pathology business partially offset by declines in revenue from our cell imaging and metabolism and genomics businesses.

For the three months ended July 31, 2026, revenue growth was strong in the pharmaceutical and the diagnostics and clinical markets partially offset by declines in revenue in the academia and government market when compared to the same period last year. Strong revenue growth in the pharmaceutical market was led by revenue from our liquid chromatography, liquid chromatography mass spectrometry and our Agilent Advanced Therapeutics businesses. Revenue growth was strong in the diagnostics and clinical market led by revenue from our genomics and companion diagnostics businesses with modest growth in our pathology business. The decline in revenue in the academia and government market was driven by revenue declines in our cell analysis, liquid chromatography and liquid chromatography mass spectrometry businesses. Within applied markets, we saw strong revenue growth in the chemical and advanced materials market led by revenue from our liquid chromatography business when compared to the same period last year.

For the nine months ended July 31, 2026, revenue growth was strong in the pharmaceutical and the diagnostics and clinical markets partially offset by declines in revenue in the academia and government market when compared to the same period last year. Strong revenue growth in the pharmaceutical market was led by revenue from our liquid chromatography, liquid chromatography mass spectrometry and our Agilent Advanced Therapeutics businesses. Revenue growth was strong in the diagnostics and clinical market led by revenue from our pathology, genomics and companion diagnostics businesses. The decline in revenue in the academia and government market was driven by revenue declines in our cell analysis, liquid chromatography and liquid chromatography mass spectrometry businesses. Within applied markets, we saw strong revenue growth in the chemical and advanced materials market led by revenue from our liquid chromatography and liquid chromatography mass spectrometry businesses when compared to the same period last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and nine months ended July 31, 2026. We remain optimistic about long-term growth in our end markets and continue investing to enhance our applications and solutions portfolio. The rising demand for several of the modalities provided by our Agilent Advanced Therapeutics business positions us well to serve expanding customer demand. By leveraging our liquid chromatography and liquid chromatography mass spectrometry platforms, we are driving growth across key markets and remain optimistic about long-term life sciences opportunities. Our diagnostic and clinical markets continue to grow with the OMNIS platforms. We will continue investing in research and development, advancing our applications and solutions portfolio, and expanding our position in developing and emerging markets.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	55.5%	50.5%	53.4%	52.0%	5 ppts	1 ppt
Research and development	$66	$61	$195	$183	9%	7%
Selling, general and administrative	$172	$159	$511	$478	8%	7%
Operating margin	23.5%	17.6%	20.7%	18.5%	6 ppts	2 ppts
Income from operations	$176	$118	$446	$364	49%	22%

Gross margin for products and services for the three and nine months ended July 31, 2026, increased 5 percentage points and 1 percentage point, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2026 was impacted mainly by higher sales volume, price increases, a net benefit from tariff refunds, favorable business mix (net of lower gross margin from our Agilent Advanced Therapeutics business), lower warranty expenses and savings from restructuring programs partially offset by wage increases and higher variable pay.

Research and development expenses for the three and nine months ended July 31, 2026, increased 9 percent and 7 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2026 increased primarily due to wage increases, higher variable pay and the unfavorable impact of currency movements, partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three and nine months ended July 31, 2026, increased 8 percent and 7 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2026, increased due to wage increases, higher variable pay, commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for products and services for the three and nine months ended July 31, 2026 increased 6 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Operating margin for products and services for the three and nine months ended July 31, 2026, was impacted mainly by higher sales volume, price increases, a net benefit from tariff refunds, favorable business mix (net of lower gross margin from our Agilent Advanced Therapeutics business) and lower warranty expenses partially offset by wage and commission increases and higher variable pay.

Income from operations for the three and nine months ended July 31, 2026 increased $58 million or 49 percent and increased $82 million or 22 percent, respectively, on a corresponding revenue increase of $76 million and $186 million, respectively.
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

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$786	$744	$2,303	$2,153	6%	7%

Agilent CrossLab segment revenue for the three and nine months ended July 31, 2026 increased 6 percent and 7 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had a 1 percentage point and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2026 increased 6 percent in the Americas with a 1 percentage point favorable currency impact, increased 4 percent in Europe with an 1 percentage point favorable currency impact and increased 7 percent in Asia Pacific with no currency impact compared to the same period last year. For the three months ended July 31, 2026, revenue growth in the Americas was broad based and led by our consumables business when compared to the same period last year. Revenue growth in Europe was driven by strength in our consumables businesses partially offset by decline in our software and informatics business when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand in China within consumables and repair, maintenance and compliance services businesses when compared to the same period last year.

Revenue for the nine months ended July 31, 2026 increased 6 percent in the Americas with a 1 percentage point favorable currency impact, increased 11 percent in Europe with a 7 percentage point favorable currency impact and increased 5 percent in Asia Pacific with a 1 percentage point favorable currency impact compared to the same period last year. For the nine months ended July 31, 2026, revenue growth in Americas was driven by strength in all our businesses compared to the same period last year. Revenue growth in Europe was driven by strength in our repair, maintenance and compliance services and consumables businesses when compared to the same period last year. Revenue growth in Asia Pacific was driven by our repair, maintenance and compliance services and consumables businesses when compared to the same period last year.

For the three months ended July 31, 2026, revenue growth was strong in the pharmaceutical and the chemical and advanced materials markets, moderate in the environmental and forensics and diagnostics and clinical markets and modest in the food market partially offset by moderate revenue decline in our academia and government markets when compared to the same period last year. Strong revenue growth in the pharmaceutical market was driven by strength in our repair, maintenance and compliance services and consumables businesses partially offset by weakness in our software and informatics business. Strong revenue growth in the chemical and advanced materials was driven by our consumables and repair, maintenance and compliance services businesses when compared to the same period last year. Moderate revenue growth in the environmental and forensics and modest revenue growth in the food market was driven by an increase in the consumables business when compared to the same period last year. Moderate revenue decline in the academia and government markets was driven by our repair, maintenance and compliance services business partially offset by strength in our software and informatics business when compared to the same period last year.

For the nine months ended July 31, 2026, revenue growth was strong in our pharmaceutical and chemical and advanced materials, environmental and forensics and diagnostics and clinical markets, moderate in food market and modest in our academia and government market when compared to the same period last year. Strong revenue growth in the pharmaceutical, chemical and advanced materials and environmental and forensics markets was driven by our repair, maintenance and compliance services and consumables businesses when compared to the same period last year. Strong revenue growth in the diagnostics and clinical market was driven by strength in all businesses when compared to the same period last year. Moderate revenue growth in the food market was driven by strength in our repair, maintenance and compliance services and consumables businesses partially offset by weakness in our software and informatics business when compared to the same period last year. Modest revenue growth in the academia and government markets was driven by our software and informatics, and consumables businesses partially offset by repair, maintenance and compliance services business when compared to the same period last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and nine months ended July 31, 2026. Agilent CrossLab is well positioned to continue its success in our key end markets by supporting a growing installed base of instruments. Digital and remote capabilities will continue to be a key factor in improving the service quality and the customers' experience. Geographically, the business is well diversified across all regions to take advantage of local market opportunities and to hedge against weakness in any one region.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	57.0%	55.1%	55.9%	55.6%	2 ppts	—
Research and development	$28	$26	$84	$79	9%	6%
Selling, general and administrative	$150	$136	$451	$417	10%	8%
Operating margin	34.3%	33.3%	32.7%	32.5%	1 ppt	—
Income from operations	$270	$248	$752	$700	9%	7%

Gross margin for the three and nine months ended July 31, 2026 increased 2 percentage points and was relatively flat, respectively, when compared to the same periods last year. Gross margin for the three months ended July 31, 2026 was impacted by higher sales volume, price increases, a net benefit from tariff refunds and lower corporate costs partially offset by wage increases, higher variable pay and higher period cost. Gross margin for the nine months ended July 31, 2026 was impacted by higher sales volume, price increases, a net benefit from tariff refunds and lower corporate costs offset by wage increases, higher variable pay and higher period cost.

Research and development expenses for the three and nine months ended July 31, 2026 increased 9 percent and 6 percent, respectively, when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2026 increased due to wage increases, higher variable pay and unfavorable impact of currency movements partially offset by savings from restructuring programs.

Selling, general and administrative expenses for the three and nine months ended July 31, 2026 increased 10 percent and 8 percent, respectively, when compared to the same periods last year. For the three and nine months ended July 31, 2026, selling, general and administrative expenses increased due to wage increases, higher variable pay, commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs.

Operating margin for products and services for the three and nine months ended July 31, 2026 increased 1 percentage point and was relatively flat, respectively, when compared to the same periods last year. Operating margin for the three months ended July 31, 2026 was impacted primarily by higher sales volume and a net benefit from tariff refunds partially offset by wage increases, higher variable pay and unfavorable impact of currency movements. Operating margin for the nine months ended July 31, 2026 was impacted primarily by higher sales volume and a net benefit from tariff refunds offset by wage increases and higher variable pay.

Income from operations for the three and nine months ended July 31, 2026 increased $22 million or 9 percent and increased $52 million or 7 percent, respectively, on a corresponding revenue increase of $42 million and $150 million, respectively.

Applied Markets

Our Applied Markets segment provides application-focused solutions that include instruments and software that enable customers to identify, quantify and analyze the physical and biological properties of substances and products. Our gas chromatography and gas chromatography mass spectrometry businesses enable customers to perform a wide variety of testing including measuring volatile and semi-volatile contaminants to assess the safety of our foods, quality of water and consumer products while also enabling testing of fuels and purity of chemicals. Our inductively coupled plasma mass spectrometry, inductively coupled plasma optical emission spectrometry, atomic absorption and microwave plasma-atomic emission spectrometry instruments are vital for our customers to measure metals and elemental signatures in their samples and find uses in food safety, environmental quality, chemicals manufacture, advanced materials, energy and forensics markets. Our molecular spectroscopy business including the raman, fluorescence and infrared spectroscopy instruments offer both in-field and in-lab testing solutions in a diverse variety of applications including airport security, explosives testing, narcotics, food quality and chemical characterization. Our vacuum business develops cutting edge products and technologies to test vacuum environments and find uses in a diverse variety of industries including semi-conductor, batteries, chemical manufacturing and advanced materials development. Finally, our remarketed instruments business refurbishes and resells certified pre-owned instruments to value-oriented customers who would like Agilent quality and performance at a budget conscious price.

Net Revenue

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
	(in millions)

Net revenue	$346	$324	$1,051	$963	7%	9%

Applied Markets segment revenue for the three and nine months ended July 31, 2026 increased 7 percent and 9 percent, respectively, when compared to the same periods last year. The overall effect of foreign currency movements on revenue growth for the three and nine months ended July 31, 2026 had no currency impact and a 2 percentage point favorable impact, respectively, when compared to the same periods last year.

Geographically, revenue for the three months ended July 31, 2026 increased 11 percent in the Americas with no currency impact, increased 3 percent in Europe with no currency impact and increased 6 percent in Asia Pacific with no currency impact when compared to the same period last year. Revenue growth in the Americas was driven by strength in our spectroscopy, gas chromatography, remarketed instruments and vacuum businesses when compared to the same period last year. Revenue growth in Europe was driven by strength in our vacuum and spectroscopy business when compared to the same period last year. Revenue growth in Asia Pacific was driven by higher demand in China within our gas chromatography mass spectrometry, vacuum, remarketed instruments and gas chromatography businesses when compared to the same period last year.

Revenue for the nine months ended July 31, 2026 increased 15 percent in the Americas with a 1 percentage point favorable currency impact, increased 12 percent in Europe with an 5 percentage point favorable currency impact and increased 4 percent in Asia Pacific with a 1 percentage point favorable currency impact when compared to the same period last year. Revenue growth in the Americas was driven by strength in our spectroscopy, remarketed instruments, gas chromatography and vacuum businesses. Revenue growth in Europe was driven by strength across all our businesses led by our gas chromatography business when compared to the same period last year. Revenue growth in Asia Pacific was driven by strength in our remarketed instruments, vacuum, gas chromatography and spectroscopy businesses partially offset by weakness in our gas chromatography mass spectrometry business when compared to the same period last year

For the three months ended July 31, 2026, revenue growth was strong in the chemical and advanced materials market, environmental and forensics and flat in the food market when compared to the same period last year. Strong revenue growth in the chemical and advanced materials market was driven by strength in our spectroscopy, vacuum and gas chromatography mass spectrometry businesses partially offset by weakness in our gas chromatography business when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by strength in our remarketed instruments and gas chromatography mass spectrometry businesses. Food was flat driven by strength in our spectroscopy business offset by weakness in gas chromatography mass spectrometry businesses. Within our life science markets, we saw strong revenue growth in the pharmaceutical market led by revenue from our gas chromatography, remarketed instruments and vacuum businesses when compared to the same period last year.

For the nine months ended July 31, 2026, revenue growth was strong in the chemical and advanced materials market, and the environmental and forensics market and declined modestly in the food market. Strong revenue growth in the chemical and advanced materials market was driven by strength in our spectroscopy, vacuum, gas chromatography mass spectrometry, remarketed instruments and gas chromatography businesses when compared to the same period last year. Strong revenue growth in the environmental and forensics market was driven by strength in our spectroscopy, remarketed instruments, gas chromatography and vacuum businesses partially offset by weakness in our gas chromatography mass spectrometry business when compared to the same period last year. Modest revenue decline in the food market was driven by weakness in our gas chromatography mass spectrometry and gas chromatography businesses partially offset by strength in remarketed instruments and spectroscopy businesses when compared to the same period last year. Within our life science markets, we saw strong revenue growth in the pharmaceutical market led by revenue from our gas chromatography, remarketed instruments and vacuum businesses when compared to the same period last year.

Looking Forward. While tariffs and the Middle East conflict remain dynamic, we have mitigated the adverse impact related to our costs of revenue during the three and nine months ended July 31, 2026. We remain optimistic about our long-term growth opportunities in the applied markets as our broad portfolio of products and solutions are well suited to address customer needs. We will continue to invest in expanding and improving our application-focused solutions that include instruments and software.

Operating Results

	Three Months Ended		Nine Months Ended		Year over Year Change
	July 31,		July 31,		Three	Nine
	2026	2025	2026	2025	Months	Months
(in millions, except margin data)
Gross margin	57.3%	53.6%	56.5%	54.4%	4 ppts	2 ppts
Research and development	$24	$23	$72	$69	4%	4%
Selling, general and administrative	$88	$80	$263	$240	11%	9%
Operating margin	24.9%	21.8%	24.7%	22.2%	3 ppts	3 ppts
Income from operations	$86	$71	$259	$214	22%	21%

Gross margin for the three and nine months ended July 31, 2026, increased 4 percentage points and 2 percentage points, respectively, when compared to the same periods last year. Gross margin for the three and nine months ended July 31, 2026 increased due to higher sales volume, a net benefit from tariff refunds, lower corporate costs and savings from restructuring programs partially offset by higher variable pay and warranty expenses when compared to the same period last year.

Research and development expenses for the three and nine months ended July 31, 2026, increased 4 percent in both periods when compared to the same periods last year. Research and development expenses for the three and nine months ended July 31, 2026 increased due to higher variable pay and unfavorable impact of currency movements partially offset by savings from restructuring programs when compared to the same period last year.

Selling, general and administrative expenses for the three and nine months ended July 31, 2026, increased 11 percent and 9 percent, respectively, when compared to the same periods last year. Selling, general and administrative expenses for the three and nine months ended July 31, 2026 increased due to higher variable pay, sales commissions and the unfavorable impact of currency movements partially offset by savings from restructuring programs when compared to the same period last year.

Operating margin for the three and nine months ended July 31, 2026 increased 3 percentage points in both periods when compared to the same periods last year. Operating margin for the three and nine months ended July 31, 2026 higher sales volume, a net benefit from tariff refunds, lower corporate costs partially offset by higher variable pay and unfavorable impact of currency when compared to the same period last year.

Income from operations for the three and nine months ended July 31, 2026, increased $15 million or 22 percent and increased $45 million or 21 percent, respectively, on a corresponding revenue increase of $22 million and $88 million, respectively.

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

Our financial position as of July 31, 2026 consisted of cash and cash equivalents of $1,758 million as compared to $1,789 million as of October 31, 2025.

We may, from time to time, retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,064 million for the nine months ended July 31, 2026 compared to net cash provided by operating activities of $1,014 million for the same period in 2025. In the nine months ended July 31, 2026, we paid approximately $150 million under our variable and incentive pay programs as compared to $98 million paid for the same period in 2025. Net cash paid for income taxes in the nine months ended July 31, 2026 was $376 million compared to net cash paid for income taxes of $304 million for the same period in 2025.

In the nine months ended July 31, 2026, accounts receivable provided cash of $16 million compared to cash used of $44 million for the same period in 2025. Days’ sales outstanding ("DSO") as of July 31, 2026 was 71 days when compared to 72 days as of July 31, 2025. Cash used by inventory was $110 million for the nine months ended July 31, 2026 compared to cash used of $72 million for the same period in 2025. Inventory days on hand was 120 days as of July 31, 2026 compared to 107 days as of July 31, 2025. The increase in inventory days on hand reflects strategic inventory purchases to mitigate tariff-related risks, enhance supply assurance, and support ongoing supply chain management efforts. In the nine months ended July 31, 2026, accounts payable provided cash of $41 million compared to cash used of $13 million for the same period in 2025.
We contributed approximately $18 million to our defined benefit plans in both the nine months ended July 31, 2026 and 2025. Our annual contributions are highly dependent on the relative performance of our assets versus our projected liabilities, among other factors. We expect to contribute approximately $4 million to our defined benefit plans during the remainder of 2026.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,202 million for the nine months ended July 31, 2026 as compared to net cash used in investing activities of $304 million in the same period of 2025.

Investments in property, plant and equipment were $249 million for the nine months ended July 31, 2026 compared to $314 million in the same period of 2025. We expect that total capital expenditures for the current year will be approximately $450 million. These continued investments in property plant and equipment are primarily due to the planned expansion of our advanced therapeutics manufacturing capacity in Frederick, Colorado. Some of our investment may be eligible to qualify for reimbursement incentives, which will not fully be known until the expansion and reimbursement process are complete.

During the nine months ended July 31, 2026, we invested $950 million net of cash acquired for our acquisition of Biocare compared to net cash received of $4 million related to a measurement period adjustment for our BIOVECTRA acquisition in the same period of 2025.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2026 was $105 million compared to net cash used in financing activities of $515 million for the same period of 2025.

Treasury Stock Repurchases. In September of 2025, we completed the 2023 repurchase program. During the nine months ended July 31, 2025, we repurchased and retired 2.734 million shares for $340 million, excluding applicable excise taxes under this authorization.

On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. During the nine months ended July 31, 2026, we repurchased and retired 2.212 million shares for $295 million excluding excise taxes under this authorization. As of July 31, 2026, we had remaining authorization to repurchase up to approximately $1,654 million of our common stock under the 2024 repurchase program.

Excise Taxes on Share Repurchases. During the nine months ended July 31, 2026, we paid excise taxes of approximately $3 million related to the shares repurchased in fiscal year 2025. During the nine months ended July 31, 2025, we paid excise taxes of approximately $10 million related to the shares repurchased in fiscal year 2024.

Dividends. During the nine months ended July 31, 2026 and 2025, we paid cash dividends of $0.765 per common share or $216 million, and $0.744 per common share or $212 million, respectively, on the company's common stock.

Credit Facilities. On June 7, 2023, we entered into a credit agreement with a group of financial institutions which provides for a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028 and an incremental revolving credit facility in an aggregate amount of up to $750 million. During the nine months ended July 31, 2026 and 2025, we had no borrowings or repayments under these credit facilities. As of July 31, 2026, we had no borrowings outstanding under either the credit facility or the incremental revolving credit facility.

On June 2, 2023, we entered into an Uncommitted Money Market Line Credit Agreement with Societe Generale which provides for an aggregate borrowing capacity of $300 million. The credit facility is an uncommitted short-term cash advance facility where each request must be at least $1 million. The interest rate is set by the lender at the time of the borrowing and is fixed for the duration of the advance. During the nine months ended July 31, 2026 and 2025, we had no borrowings or repayments under this credit facility. As of July 31, 2026, we had no borrowings outstanding under the credit facility.

We were in compliance with the covenants for the credit facilities during the nine months ended July 31, 2026.

Commercial Paper. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. At any point in time, the company intends to maintain available commitments under its revolving credit facility in an amount at least equal to the amount of the commercial paper notes outstanding. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The proceeds from issuances under the program may be used for general corporate purposes. During the nine months ended July 31, 2026, we borrowed and repaid $1.06 billion under our commercial paper program compared to borrowings of $1.12 billion and repayments of $1.10 billion in the same period in 2025. As of July 31, 2026, we had no borrowings outstanding under our U.S. commercial paper program.

Other Loans. We have two interest-free loans from the Strategic Innovation Fund ("SIF"). The loans are repayable in quarterly and yearly installments through 2040 at a weighted average imputed interest rate of 4.7 percent. In addition, we have two interest-free loans with the Atlantic Canada Opportunities Agency ("ACOA"). The loans are repayable in monthly installments through 2029 at a weighted average imputed interest rate of 4.5 percent. During the nine months ended July 31, 2026, we repaid $4 million of these loans. As of July 31, 2026, the current portion of these loans of $4 million was recorded in short-term debt and the non-current portion of $17 million was recorded in long-term debt.

2032 Senior Notes. On June 25, 2026, we issued $600 million in aggregate principal amount senior notes ("2032 senior notes"). The 2032 senior notes were issued at 99.968 percent of their principal amount. The 2032 senior notes will mature on January 15, 2032, and bear interest at a fixed rate of 4.90 percent per annum. The interest is payable semi-annually in arrears on January 15 and July 15 of each year and payments will commence on January 15, 2027.

Other than the issuance of our 2032 senior notes, there have been no changes to the principal, maturity, interest rates and interest payment terms of our outstanding senior notes in the nine months ended July 31, 2026 as compared to the senior notes described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Other. Our purchase commitments for indirect material and services increased by $15 million from $146 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers including IT support service providers. Our commitments to contract manufacturers and suppliers increased by $274 million, primarily related to our recent acquisition, from $693 million as reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. These commitments are related to a variety of suppliers, and we use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These open purchase orders with our suppliers have not yet been received, and our agreements usually provide us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the firm orders being placed. There were no other substantial changes from our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 to our contractual commitments in the first nine months of fiscal year 2026. We have no other material non-cancelable guarantees or commitments.

Other long-term liabilities as of July 31, 2026 and October 31, 2025 include $64 million and $28 million, respectively, related to long-term income tax liabilities. Of these amounts, $23 million and $28 million related to uncertain tax positions as of July 31, 2026 and October 31, 2025, respectively. We are unable to accurately predict when these amounts will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitations or a tax audit settlement. As of July 31, 2026, the remaining $41 million in other long-term liabilities relates to top-up taxes which are due within the next two years.

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

Our operations generate non-functional currency cash flows such as revenue, third party vendor payments and inter-company payments. In anticipation of these foreign currency cash flows and in view of volatility of the currency market, we enter into such foreign exchange contracts as are described above to manage our currency risk. Approximately 48 percent and 47 percent of our revenue was generated in U.S. dollars during the nine months ended July 31, 2026 and 2025, respectively. The overall effect of changes in foreign currency exchange rates had a 2 percentage point favorable impact on revenue growth in the nine months ended July 31, 2026 principally because of the relative weakness of the U.S. dollar. We calculate the impact of movements in our foreign currency exchange rates by applying the actual foreign currency exchange rates in effect during the last month of each quarter of the current year to both the applicable current and prior year periods.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2026, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations, statement of comprehensive income or cash flows.

We are also exposed to interest rate risk due to the mismatch between the interest expense we pay on our loans at fixed rates and the variable rates of interest we receive from cash, cash equivalents and other short-term investments. We have issued long-term debt in U.S. dollars or foreign currencies at fixed interest rates based on the market conditions at the time of financing.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in interest rates relating to the underlying fair value of our fixed rate debt. As of July 31, 2026, the sensitivity analysis indicated that a hypothetical 10 percent adverse movement in interest rates would result in an immaterial impact to the fair value of our fixed interest rate debt.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, intellectual property, commercial, real estate, environmental and employment matters, which arise in the ordinary course of business. We regularly evaluate the status of such lawsuits, claims, investigations and proceedings to assess whether a loss is probable and whether there is a reasonable estimate of such loss to determine if an accrual is appropriate. There are no such matters pending that we currently believe are probable and where a loss is reasonably possible of having a material impact on our business, consolidated financial condition, results of operations or cash flows.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will continue to represent a majority of our total revenue. International revenue and costs are subject to the risk that fluctuations in foreign currency exchange rates could adversely affect our financial results when translated into U.S. dollars for financial reporting purposes. The overall effect of changes in foreign currency exchange rates had a 2 percentage point favorable impact on revenue growth in the nine months ended July 31, 2026 when compared to the same period last year. Typically, when movements in foreign currency exchange rates have a positive impact on revenue, they will also have a negative impact on our profitability by increasing our costs and expenses, or vice versa. In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our results of operations and financial condition could be negatively affected by a variety of factors, including:

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which could not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to significant damages or to an injunction against the development and sale of certain of our products or services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses, we rely on third-party intellectual property licenses, and we cannot ensure that these licenses will continue to be available to us in the future or can be expanded to cover new products on favorable terms or at all.

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

Although we utilize manufacturing facilities throughout the world, we have consolidated, and may further consolidate, our manufacturing operations to certain of our facilities to achieve efficiencies and gross margin improvements. Additionally, we typically consolidate the production of products from our acquisitions into our supply chain and manufacturing processes, which are technically complex and require expertise to operate. If we are unable to establish processes to efficiently and effectively produce high-quality products in the consolidated locations, we may not achieve the anticipated synergies and production may be disrupted, which could adversely affect our business and operating results.

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

Financial and Tax Risks

Our retirement and postretirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flows.

We have significant retirement and postretirement pension plan assets and obligations. The performance of the financial markets and interest rates impact our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations and adversely impact our results of operations and cash flows.

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

We are party to a $1.5 billion five-year unsecured credit facility that will expire on June 7, 2028, pursuant to which we are permitted to establish an incremental revolving credit facility of up to $750 million. We also entered into an Uncommitted Money Market Line Credit Agreement which provides for an aggregate borrowing capacity of $300 million. Under our U.S. commercial paper program, the company may issue and sell unsecured, short-term promissory notes in the aggregate principal amount not to exceed $1.5 billion with up to 397-day maturities. As of July 31, 2026, we had approximately $3.9 billion in outstanding indebtedness which included an aggregate outstanding principal amount of $3.9 billion in unsecured senior notes. We may borrow additional amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock.

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

As of July 31, 2026, we had cash and cash equivalents of approximately $1.8 billion invested or held in a mix of money market funds, time deposit accounts and bank demand deposit accounts. Disruptions and volatility in the financial markets may, in some cases, result in an inability to access assets such as money market funds that traditionally have been viewed as highly liquid or hinder our ability to borrow money in the amounts, at interest rates or upon the more favorable terms and conditions that could be available under different economic circumstances. Any failure of our counterparty financial institutions or funds in which we have invested may adversely impact our cash and cash equivalent positions and, in turn, our operating results and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The table below summarizes information about the company’s purchases, based on trade date, of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarterly period ended July 31, 2026.

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in millions) (1)

2024 Repurchase Program
May 1, 2026 through May 31, 2026	147,575	$116.32	147,575	$1,715
June 1, 2026 through June 30, 2026	293,670	$129.17	293,670	$1,677
July 1, 2026 through July 31, 2026	171,025	$133.36	171,025	$1,654
Total	612,270	$127.24	612,270	$1,654

(1)On May 29, 2024, we announced that our board of directors had approved a new share repurchase program (the "2024 repurchase program") designed, among other things, to reduce or eliminate dilution resulting from issuance of stock under the company's employee equity incentive programs. The 2024 repurchase program authorizes the purchase of up to $2.0 billion, excluding excise taxes, of our common stock at the company's discretion and has no fixed termination date. The 2024 repurchase program does not require the company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The 2024 repurchase program became effective on August 1, 2024 and commenced in September 2025 upon the completion of our 2023 repurchase program. As of July 31, 2026, all repurchased shares to date have been retired.

(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2026, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)Exhibits:

Exhibit
Number	Description

4.1
Fourth Supplemental Indenture, dated as of June 25, 2026, between the Company and Citibank, N.A. (incorporated by reference to Exhibit 4.2 on the Company’s Current Report on Form 8-K filed on June 25, 2026)*

4.2
Form of Global Note for the Company’s 4.900% Senior Notes due 2032 (incorporated by reference to Exhibit 4.3 on the Company’s Current Report on Form 8-K filed on June 25, 2026 (contained in Exhibit 4.2 thereof))*

4.3
Registration Rights Agreement, dated as of June 25, 2026, by and among the Company and the representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.4 on the Company’s Current Report on Form 8-K filed on June 25, 2026)*

10.1	Agilent Technologies, Inc. 2005 Deferred Compensation Plan (Amended and Restated Effective January 1, 2024)** ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

* Previously filed.
** Indicates management contract or compensatory plan, contract or arrangement.
*** Certain schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request

AGILENT TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 1, 2026	By:	/s/ Adam S. Elinoff
Adam S. Elinoff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	September 1, 2026	By:	/s/ Timothy C. Downs
Timothy C. Downs
Vice President, Chief Accounting Officer
(Principal Accounting Officer)